Form 10-Q
period 2013-03-31
Capitol Acquisition Corp. II
filed 2013-06-24
CIK 1512499

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35898

CAPITOL ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4749725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 7th Street, N.W., Washington, D.C. 20004
(Address of principal executive offices)

202-654-7060
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 21, 2013, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3
Condensed Statement of Operations (Unaudited) for the three months ended March 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through March 31, 2013	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from August 9, 2010 (inception) through March 31, 2013	5
Condensed Statement of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through March 31, 2013	6
Notes to Unaudited Condensed Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6. Exhibits	15
Signatures	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Capitol Acquisition Corp. II
(a development stage company)

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current assets
Cash	$1,047	$2,577
Total current assets	1,047	2,577
Deferred offering costs	210,289	165,198
Total assets	$211,336	$167,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$41,075	$20
Due to related party	6,906	-
Note payable to related party	150,000	150,000
Total current liabilities	197,981	150,020

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 5,175,000 shares issued and outstanding(1)(2)	517	517
Additional paid-in capital	24,483	24,483
Deficit accumulated during development stage	(11,645)	(7,245)
Total stockholders’ equity	13,355	17,755
Total liabilities and stockholders’ equity	$211,336	$167,775

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
This number includes an aggregate of 675,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.  Also includes 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The Accompanying Notes are an Integral Part of these Financial Statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statements of Operations
(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from August 9, 2010 (inception) through March 31, 2013

Formation and operating costs	$(4,400)	$(568)	$(11,645)

Net loss	$(4,400)	$(568)	$(11,645)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	5,175,000	5,175,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
This number includes an aggregate of 675,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.  Also includes 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity
For the period from August 9, 2010 (Inception) through March 31, 2013

				Deficit accumulated
			Additional	during	Total
	Common Stock		paid–in	development	stockholders’
	Shares	Amount	capital	stage	equity

Balance, August 9, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.006 per share to initial stockholders on February 3, 2011(1) (2)	5,175,000	517	24,483	-	25,000
Net loss for the year ended December 31, 2011	-	-	-	(2,477)	(2,477)
Balance, December 31, 2011	5,175,000	517	24,483	(2,477)	22,523

Net loss for the year ended December 31, 2012	-	-	-	(4,768)	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	17,755

Net loss for the three months ended March 31, 2013 (Unaudited)	-	-	-	(4,400)	(4,400)
Balance, March 31, 2013 (Unaudited)	5,175,000	$517	$24,483	$(11,645)	$13,355

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
This number includes an aggregate of 675,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.  Also includes 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Cash Flows

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from August 9, 2010 (inception) through March 31, 2013

Cash Flows from Operating Activities
Net loss	$(4,400)	$(568)	$(11,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Other current assets	-	400	-
Accounts payable and accrued expenses	2,850	-	2,870
Net cash used in operating activities	(1,550)	(168)	(8,775)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	150,000
Proceeds from related party	6,906	-	6,906
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Payment of deferred offering costs	(6,886)	-	(172,084)
Net cash provided by (used in) financing activities	20	-	9,822

Net (decrease) increase in cash	(1,530)	(168)	1,047

Cash at beginning of period	2,577	33,589	-

Cash at end of period	$1,047	$33,421	$1,047

Supplemental Disclosure of Cash Flow Information

Non-cash financing activities:
Deferred offering costs included in accounts payable	$38,205	$-	$38,205

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Capitol Acquisition Corp. II (a development stage company) (the “Company”) was incorporated in Delaware on August 9, 2010 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

At March 31, 2013, the Company had not yet commenced any operations.  All activity through March 31, 2013 relates to the Company’s formation and initial public offering (“Offering”).  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Offering was declared effective on May 9, 2013.  On May 10, 2013, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  On May 15, 2013, the Company consummated the Offering and received proceeds net of the underwriter’s discount and other offering expenses of $194,400,000 and simultaneously received $5,600,000 from the issuance of 5,600,000 warrants (“Sponsors’ Warrants”) in a private placement (the “Private Placement”).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

Upon the closing of the Offering, $200,000,000 ($10.00 per share sold in the Offering), including the proceeds from the Private Placement, is held in a trust account (the “Trust Account”) and may be invested only in United States government securities having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that solely invests in U.S. government treasury obligations until the earlier of the consummation of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if the Company has not consummated a Business Combination in the required time period.

The Company’s units are listed on the Nasdaq Capital Markets (“Nasdaq”).  Pursuant to Nasdaq listing rules, the target business or businesses with which the Company completes a Business Combination must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (less taxes payable) at the time of the execution of the definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair value significantly exceeds 80% of the Trust Account balance.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their public shares for a pro rata share of the Trust Account by means of conducting redemptions in conjunction with a proxy solicitation pursuant to the proxy rules.  Each Public Shareholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released by the Company or necessary to pay taxes).  The Company will consummate an initial Business Combination only if the Company has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the outstanding public shares voted are voted in favor of the Business Combination.

In connection with any stockholder vote required to approve any Business Combination, the Company’s sponsor and the other initial stockholders of the Company (collectively, the “Initial Stockholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares. Public stockholders who convert their stock will continue to have the right to exercise any warrants they may hold if the Business Combination is consummated.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity (continued)

The Company has until February 15, 2015 to complete the Business Combination, or May 15, 2015 if the Company has executed a letter of intent, agreement in principal or definitive agreement with respect to a Business Combination prior to February 15, 2015 but has not completed such Business Combination by February 15, 2015.

If the Company is unable to complete a Business Combination within the allotted time, the Company will automatically dissolve and as promptly as practicable liquidate the Trust Account and release only to Public Shareholders a pro rata share of the Trust Account (initially $10.00 per share), plus any remaining net assets.  The Initial Stockholders have agreed to waive the right to participate in any distribution from the Trust Account, but not with respect to any units they acquire in the aftermarket.

Placing funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.  If the Company is unable to complete a Business Combination and is forced to dissolve and liquidate, the Company’s executive officers, by agreement, have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that it will be able to satisfy those obligations should they arise.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At March 31, 2013, the Company’s cash is held at one financial institution.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies (continued)

Income Taxes (continued)

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of March 31, 2013.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 9, 2010 (inception) through March 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Basic loss per share is calculated using the weighted - average number of shares of common stock and diluted loss per share is computed on the basis of the average number of common stock outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At March 31, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2013 but before the condensed financial statements were available to be issued. Except as disclosed in Notes 1, 3, and 7, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 3 —Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 Units at $10.00 per unit (“Units”), including 2,000,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they will not be exercising the remaining portion of the over-allotment option.  As a result, the Company’s Initial Stockholders will be required to forfeit an aggregate of 175,000 shares of Common Stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s Common Stock, $0.0001 par value, and one half of one redeemable warrant (“Warrants”) to purchase one share of Common Stock.  The shares of Common Stock and the Warrants included in the Units will not trade separately until the 52nd day following the date of the Prospectus unless the Citigroup Global Markets Inc. informs the Company of its decision to allow earlier separate trading, subject to (a) the preparation of an audited balance sheet of the Company reflecting receipt by the Company of the proceeds of the Offering, (b) the filing by the Company of such audited balance sheet with the Commission on a Form 8-K or similar form, and (c) the issuance by the Company of a press release announcing when such separate trading will begin.  However, no fractional Warrants will be issued and only whole Warrants will trade. Once the shares of Common Stock and Warrants commence separate trading, holders will have the option to continue to hold Units or separate their Units into the component pieces. Each whole Warrant entitles its holder, upon exercise, to purchase one share of Common Stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013, there are 15,600,000 warrants outstanding, which include 5,600,000 warrants purchased by the sponsor and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

The Warrants may be redeemed by the Company in whole and not in part, at a price of $0.01 per warrant at any time the warrants are exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the Company’s shares of common stock equals or exceeds $24.00 per share  (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the redemption notice; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The fair market value shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement of 5,600,000 Sponsors’ Warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering except that the Sponsors’ Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the Sponsors’ Warrants have also agreed not to transfer, assign or sell any of the Sponsors’ Warrants, including the common stock issuable upon exercise of the Sponsors’ Warrants (except to certain permitted transferees), until 30 days after the completion of an initial Business Combination.

Note 4 — Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the completion of the Offering (See Note 3).

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 5 — Note Payable and Advances from Related Party

The Company issued a $150,000 principal amount unsecured promissory note to an affiliate of the Company’s Chief Executive Officer on February 3, 2011. The note was non-interest bearing and was payable on the consummation of the Initial Public Offering.   The note was repaid in full on the closing of the Offering.

The same affiliate also advanced the Company an aggregate of $6,906 as of March 31, 2013 for costs associated with the Offering. This advance was repaid in full on the closing of the Offering.

Note 6 —Commitments and Contingencies

On May 10, 2013, the Company entered into an agreement with the underwriters (“Underwriting Agreement”). Pursuant to the Underwriters Agreement, the Company paid an underwriting discount of 2.0% of the gross proceeds of the Offering, or $4,000,000. The Company will also pay the underwriters in the Offering an additional deferred underwriting discount of 4.0% of the gross proceeds of the Offering (“Deferred Commissions”) which will be placed in the Trust Account and paid only upon consummation of a Business Combination.

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative abd support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on February 3, 2011, a total of 4,417,684 shares of the Company’s common stock were sold to Capital Acquisition Management 2 LLC (the “Sponsor”) at a price of approximately $0.006 per share for an aggregate of $25,000. On March 25, 2013, the Sponsor contributed an aggregate of 105,184 shares of the Company’s common stock to the Company at no cost for cancellation. Effective May 9, 2013, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 shares outstanding. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions. On May 17, 2013, the underwriters in the Public Offering indicated to the Company that they will not be exercising the remaining portion of the over-allotment option.  As a result, the Company’s Initial Stockholders will be required to forfeit an aggregate of 175,000 shares of Common Stock issued to them prior to the Public Offering.  The shares held by the Initial Stockholders includes 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial Business Combination.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Capitol Acquisition Corp. II, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on August 9, 2010 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering was declared effective on May 9, 2013.   On May 10, 2013, we filed a new registration statement to increase the size of the initial public offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  On May 15, 2013, we consummated the offering and received proceeds net of the underwriter’s discount and other offering expenses of $194,400,000 and simultaneously received $5,600,000 from the issuance of 5,600,000 warrants (“Sponsors’ Warrants”) in a private placement (the “Private Placement”).  Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on May 15, 2013 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through March 31, 2013, we had net losses of $4,400, $568, and $11,645, respectively, which consist of formation and operating costs.  We incurred offering costs of $210,289 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we have cash of $1,047.  Until the initial public offering, as described above, our only source of liquidity were the proceeds from the sales of common stock to our initial stockholders and the loan and advances made by an entity controlled by our Chief Executive Officer. As of March 31, 2013, we owed this entity a $150,000 note payable and an additional $6,906 for other advances.  These amounts were fully repaid with the consummation of the initial public offering.  Accounts payable and accrued expenses as of March 31, 2013, consists of various costs related to the offering.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In February 2011, we issued 4,417,684 shares of common stock to Capitol Acquisition Management 2 LLC (our “sponsor”) for $25,000 in cash, at a purchase price of approximately $0.01 share, in connection with our organization. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.  In March 2013, our sponsor contributed an aggregate of 105,184 shares of our common stock to our capital, resulting in our sponsor owning an aggregate of 4,312,500 founder’s shares. The sponsor received no consideration for this contribution. Such contribution was made solely to maintain the sponsor’s collective 20% ownership interest in our shares of common stock based on the then current size of our initial public offering. Thereafter, also in March 2013, our sponsor transferred an aggregate of 1,078,126 founder’s shares to our executive officers and directors. In April 2013, our sponsor and Dyson Dryden, our chief financial officer and a director, transferred an aggregate of 22,998 founder’s shares to Messrs. Calcano, Donaldson and Sodha, each a director, resulting in our sponsor owning an aggregate of 3,222,875 founder’s shares and Mr. Dryden owning an aggregate of 974,626 founder’s shares. The sponsor received no consideration for these transfers. In May 2013, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder’s shares.  Our sponsors are now expected to maintain approximately a 15% ownership interest in our shares of common stock based on the current size of our initial public offering.

On May 15, 2013, we consummated our initial public offering of 20,000,000 units, including 2,000,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of Common Stock and the Warrants included in the Units will not trade separately until the 52nd day following the date of the Prospectus unless the Citigroup Global Markets Inc. informs the Company of its decision to allow earlier separate trading, subject to (a) the preparation of an audited balance sheet of the Company reflecting receipt by the Company of the proceeds of the Offering, (b) the filing by the Company of such audited balance sheet with the Commission on a Form 8-K or similar form, and (c) the issuance by the Company of a press release announcing when such separate trading will begin.  However, no fractional Warrants will be issued and only whole Warrants will trade. Once the shares of Common Stock and Warrants commence separate trading, holders will have the option to continue to hold Units or separate their Units into the component pieces. Each whole Warrant entitles its holder, upon exercise, to purchase one share of Common Stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Public Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.  Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as the joint book-running managers of the initial public offering.  Ladenburg Thalmann & Co. Inc. and Imperial Capital LLC served as co-managers.  The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-187519 and 333-188503). The Securities and Exchange Commission declared the registration statement effective on May 9, 2013.

Simultaneously with the consummation of the offering, we consummated the private placement of 5,600,000 Sponsors’ Warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Public Offering except that the Sponsors’ Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the Sponsors’ Warrants have also agreed not to transfer, assign or sell any of the Sponsors’ Warrants, including the common stock issuable upon exercise of the Sponsors’ Warrants (except to certain permitted transferees), until 30 days after the completion of an initial Business CombinationThese issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

We paid a total of $4,000,000 in underwriting discounts and commissions (not including deferred fees) and $630,475 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $200,969,525. Of this amount, $200,000,000 we received from the sale of units in the offering and private placement of sponsors’ warrants was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL ACQUISITION CORP. II

By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer (Principal executive officer)

By:	/s/ L. Dyson Dryden
L. Dyson Dryden
Chief Financial Officer (Principal financial and accounting officer)

Date:  June 24, 2013