Form 10-Q
period 2013-06-30
Capitol Acquisition Corp. II
filed 2013-08-14
CIK 1512499

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

202-654-7060
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of August 14, 2013, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	3
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5-6
Condensed Statement of Cash Flows	7-8
Notes to Unaudited Condensed Financial Statements	9-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Capitol Acquisition Corp. II
(a development stage company)

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current assets
Cash	$842,697	$2,577
Accrued interest receivable	5,999	-
Prepaid expenses and other current assets	99,875	-
Total current assets	948,571	2,577

Cash and cash equivalents held in trust account	200,000,054	-
Other assets	13,400	-
Deferred offering costs	-	165,198
Total assets	$200,962,025	$167,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$169,410	$20
Deferred rent	5,360	-
Note payable to related party	-	150,000
Total current liabilities	174,770	150,020

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	-

Stockholders’ equity
Preferred stock, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2013; 5,175,000 shares issued and outstanding at December 31, 2012(1)(2)	620	517
Additional paid-in capital	13,011,757	24,483
Deficit accumulated during development stage	(207,270)	(7,245)
Total stockholders’ equity	12,805,107	17,755
Total liabilities and stockholders’ equity	$200,962,025	$167,775

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The Accompanying Notes are an integral part of these financial statements

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statements of Operations
(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from August 9, 2010 (inception) through June 30, 2013

Revenue	$-	$-	$-	$-	$-
Formation and operating costs	201,678	-	206,078	568	213,323
Loss from operations	(201,678)	-	(206,078)	(568)	(213,323)
Interest income	6,053	-	6,053	-	6,053
Net loss	$(195,625)	$-	$(200,025)	$(568)	$(207,270)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	5,705,318	5,175,000	5,441,624	5,175,000

Basic and diluted net loss per share	$(0.03)	$-	$(0.04)	$-

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity
For the period from August 9, 2010 (Inception) through June 30, 2013

				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid –in	development	stockholders’
	Shares	Amount	capital	stage	equity

Balance, August 9, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.006 per share to initial stockholders on February 3, 2011(1) (2)	5,175,000	517	24,483	-	25,000
Net loss for the year ended December 31, 2011	-	-	-	(2,477)	(2,477)
Balance, December 31, 2011	5,175,000	517	24,483	(2,477)	22,523
Net loss for the year ended December 31, 2012	-	-	-	(4,768)	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	17,755
Sale of 20,000,000 units, net of underwriters’ discount and offering expenses (includes 18,798,215 shares subject to possible conversion)	20,000,000	2,000	195,367,525	-	195,369,525

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

  Condensed Statement of Changes in Stockholders’ Equity (Continued)
For the period from August 9, 2010 (Inception) through June 30, 2013

				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid –in	development	stockholders’
	Shares	Amount	capital	stage	equity

Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(17)	17	-	-
Proceeds subject to possible conversion of 18,798,215 shares	-	(1,880)	(187,980,268)	-	(187,982,148)
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	-	-	5,600,000	-	5,600,000
Net loss for the six months ended June 30, 2013 (Unaudited)	-	-	-	(200,025)	(200,025)
Balance, June 30, 2013 (Unaudited)	25,000,000	$620	$13,011,757	$(207,270)	$12,805,107

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Cash Flows
(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from August 9, 2010 (inception) through June 30, 2013

Cash Flows from Operating Activities
Net loss	$(200,025)	$(568)	$(207,270)
Deferred rent	5,360	-	5,360
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Other current assets	-	1,256	-
Prepaid expenses	(99,875)	-	(99,875)
Accrued interest receivable	(5,999)	-	(5,999)
Accounts payable and accrued expenses	155,990	(856)	156,010
Net cash used in operating activities	(144,549)	(168)	(151,774)
Cash Flows from Investing Activities
Trust Account, restricted	(200,000,054)	-	(200,000,054)
Net cash used in investing activities	(200,000,054)	-	(200,000,054)
Cash Flows from Financing Activities
Gross proceeds from initial public offering	200,000,000	-	200,000,000
Proceeds from related party	-	-	219,729
Repayment of due to related party	-	-	(219,729)
Proceeds from notes payable, related party	-	-	150,000
Repayment of notes payable, related party	(150,000)	-	(150,000)
Proceeds from issuance of stock to initial stockholders	-	-	25,000
Proceeds from issuance of sponsors’ warrants	5,600,000	-	5,600,000
Payment of underwriting discount and offering expenses	(4,465,277)	-	(4,630,475)
Net cash provided by financing activities	200,984,723	-	200,994,525

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Cash Flows (Continued)
(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from August 9, 2010 (inception) through June 30, 2013

Net increase (decrease) incash	840,120	(168)	842,697

Cash at beginning of period	2,577	33,589	-

Cash at end of period	$842,697	$33,421	$842,697

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrual for offering costs charged to additional paid in capital	$-	$17,589	$-

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

All activity through June 30, 2013 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents except for the cash held in the Trust Account which due to the restrictions on its use, is treated as a non-current asset. At June 30, 2013, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation limits. At June 30, 2013, the Company’s cash is held at several financial institutions.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of June 30, 2013.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 9, 2010 (inception) through June 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Basic loss per share is calculated using the weighted - average number of shares of common stock and diluted loss per share is computed on the basis of the average number of common stock outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Common shares subject to possible conversion of 18,798,215 have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Loss per common share amounts, assuming dilution, gives the effect to dilutive options, warrants, and other potential common stock outstanding during the period.  The Company has not considered the effect of its outstanding warrants in the calculation of diluted loss per shares since they are anti-dilutive.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies (continued)

Fair Value of Financial Instruments:

The Company’s financial instruments are cash, cash held in trusts and accounts payable.  The recorded values of cash, cash held in trust and accounts payable approximate their fair values based on their short term maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At June 30, 2013, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2013 but before the condensed financial statements were issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 Units at $10.00 per unit (“Units”), including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of Common Stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s Common Stock, $0.0001 par value, and one half of one redeemable warrant (“Warrants”) to purchase one share of Common Stock.  The shares of Common Stock and the Warrants included in the Units traded as a unit from the Offering until July 1, 2013 when separate trading of Common Stock and Warrants began.  No fractional Warrants will be issued and only whole Warrants will trade. Holders now have the option to continue to hold Units or separate their Units into the component pieces. Each whole Warrant entitles its holder, upon exercise, to purchase one share of Common Stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013, there are 15,600,000 warrants outstanding, which include 5,600,000 Sponsors’ Warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 3 — Initial Public Offering and Insider Warrants (continued)

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

Note 5 — Note Payable

The Company issued a $150,000 principal amount unsecured promissory note to an affiliate of the Company’s Chief Executive Officer on February 3, 2011. The note was non-interest bearing and was payable on the consummation of the Initial Public Offering.   The note was repaid in full on the closing of the Offering.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 6 —Commitments and Contingencies

On May 10, 2013, the Company entered into an agreement with the underwriters (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 2.0% of the gross proceeds of the Offering, or $4,000,000. The Company will also pay the underwriters in the Offering an additional deferred underwriting discount of 4.0% of the gross proceeds of the Offering (“Deferred Commissions”) which will be placed in the Trust Account and paid only upon consummation of a Business Combination.

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.

The Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a business combination.  These agreements provide for an aggregate annual fee of $330,000 and success fee of $450,000 upon the consummation of a business combination.  Additionally, the Company may pay a discretionary success fee of $20,000 upon the closing of a business combination.

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013.  The lease calls for monthly rent of $6,700 plus additional fees for administrative support and includes free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2013, there are no shares of preferred stock issued or outstanding.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 7 —Stockholders’ Equity (continued)

Common Stock (continued)

On May 17, 2013, the underwriters in the Public Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of Common Stock issued to them prior to the Public Offering.  The shares that continue to be held by the Initial Stockholders includes 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial Business Combination.

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

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on May 15, 2013 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2013 and 2012, we had net losses of $195,625 and $0, respectively, for the six months ended June 30, 2013 and 2012, we had net losses of $200,025 and $568, respectively, and for the period from August 9, 2010 (inception) through June 30, 2013, we had net losses of $207,270.  We incurred operating expenses for the three months ended June 30, 2013 and 2012 of $201,678 and $0, respectively, for the six months ended June 30, 2013 and 2012 of $206,078 and $568, respectively, and for the period from August 9, 2010 (inception) through June 30, 2013 of $213,323.  These costs consist mainly of professional and consulting fees and Delaware franchise tax.  We incurred offering costs of $630,475 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of June 30, 2013, we have cash of $842,697.  In addition, we had $200,000,054 in restricted cash and equivalents held in trust to be used for a business combination or to convert our common shares, in certain circumstances, at June 30, 2013.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of June 30, 2013, no interest that can be utilized for working capital purposes has been released to us.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital that we may need to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the sponsor’s warrants. If we do not complete a business combination, the loans will be forgiven. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In February 2011, we issued 4,417,684 shares of common stock to Capitol Acquisition Management 2 LLC (our “sponsor”) for $25,000 in cash, at a purchase price of approximately $0.01 share, in connection with our organization. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.  In March 2013, our sponsor contributed an aggregate of 105,184 shares of our common stock to our capital, resulting in our sponsor owning an aggregate of 4,312,500 founder’s shares. The sponsor received no consideration for this contribution. Such contribution was made solely to maintain the sponsor’s collective 20% ownership interest in our shares of common stock based on the then current size of our initial public offering. Thereafter, also in March 2013, our sponsor transferred an aggregate of 1,078,126 founder’s shares to our executive officers and directors. In April 2013, our sponsor and Dyson Dryden, our chief financial officer and a director, transferred an aggregate of 22,998 founder’s shares to Messrs. Calcano, Donaldson and Sodha, each a director, resulting in our sponsor owning an aggregate of 3,222,875 founder’s shares and Mr. Dryden owning an aggregate of 974,626 founder’s shares. The shares were transferred for the same per share consideration originally paid for by the transferers.  In May 2013, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder’s shares, of which 175,000 shares were subsequently forfeited.

On May 15, 2013, we consummated our initial public offering of 20,000,000 units, including 2,000,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of Common Stock and the Warrants included in the Units traded as a unit until July 1, 2013 when separate trading of Common Stock and Warrants began.  No fractional Warrants will be issued and only whole Warrants will trade. Holders now have the option to continue to hold Units or separate their Units into the component pieces. Each whole Warrant entitles its holder, upon exercise, to purchase one share of Common Stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Public Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.  Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as the joint book-running managers of the initial public offering.  Ladenburg Thalmann & Co. Inc. and Imperial Capital LLC served as co-managers.  The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-187519 and 333-188503). The Securities and Exchange Commission declared the registration statement effective on May 9, 2013.

Simultaneously with the consummation of the offering, we consummated the private placement of 5,600,000 Sponsors’ Warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Public Offering except that the Sponsors’ Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the Sponsors’ Warrants have also agreed not to transfer, assign or sell any of the Sponsors’ Warrants, including the common stock issuable upon exercise of the Sponsors’ Warrants (except to certain permitted transferees), until 30 days after the completion of an initial Business Combination.  These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

Date:  August 14, 2013