Form 10-Q
period 2013-09-30
Capitol Acquisition Corp. II
filed 2013-11-12
CIK 1512499

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

As of November 12, 2013, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statement of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5-6
Condensed Statement of Cash Flows	7-8
Notes to Unaudited Condensed Financial Statements	9-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17-18
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18-19
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Capitol Acquisition Corp. II
(a development stage company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current assets
Cash	$542,190	$2,577
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	23,070	-
Accrued interest receivable	2,000	-
Prepaid expenses and other current assets	79,625	-
Due from affiliate	5,216	-
Total current assets	652,101	2,577

Cash and cash equivalents held in trust account, restricted	200,000,000	-
Other assets	13,400	-
Deferred offering costs	-	165,198
Total assets	$200,665,501	$167,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$185,477	$20
Deferred rent	1,340	-
Note payable to related party	-	150,000
Total current liabilities	186,817	150,020

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	-

Stockholders’ equity
Preferred stock, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2013; 5,175,000 shares issued and outstanding at December 31, 2012(1)(2)	620	517
Additional paid-in capital	12,975,932	24,483
Deficit accumulated during development stage	(480,016)	(7,245)
Total stockholders’ equity	12,496,536	17,755
Total liabilities and stockholders’ equity	$200,665,501	$167,775

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

The accompanying notes are an integral part of these financial statements

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statements of Operations
(unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from August 9, 2010 (inception) through September 30, 2013

Revenue	$-	$-	$-	$-	$-
Formation and operating costs	291,762	1,701	497,841	2,269	505,086
Loss from operations	(291,762)	(1,701)	(497,841)	(2,269)	(505,086)
Interest income	19,017	-	25,070	-	25,070
Net loss	$(272,745)	$(1,701)	$(472,771)	$(2,269)	$(480,016)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,201,785	5,175,000	5,697,795	5,175,000

Basic and diluted net loss per share	$(0.04)	$-	$(0.08)	$-

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

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity
For the period from August 9, 2010 (Inception) through September 30, 2013

	Common Stock			Deficit
	Shares	Amount	Additional paid –in capital	accumulated during development stage	Total stockholders’ equity

Balance, August 9, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.006 per share to initial stockholders on February 3, 2011(1) (2)	5,175,000	517	24,483	-	25,000
Net loss for the year ended December 31, 2011	-	-	-	(2,477)	(2,477)
Balance, December 31, 2011	5,175,000	517	24,483	(2,477)	22,523
Net loss for the year ended December 31, 2012	-	-	-	(4,768)	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	17,755
Sale of 20,000,000 units, net of underwriters’ discount and offering expenses (includes 18,798,215 shares subject to possible conversion) on May 15, 2013	20,000,000	2,000	195,331,700	-	195,333,700

The accompanying notes are an integral part of these condensed financial statements.

 Capitol Acquisition Corp. II
(a development stage company)

  Condensed Statement of Changes in Stockholders’ Equity (Continued)
For the period from August 9, 2010 (Inception) through September 30, 2013

	Common Stock			Deficit
	Shares	Amount	Additional paid –in capital	accumulated during development stage	Total stockholders’ equity

Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(17)	17	-	-
Proceeds subject to possible conversion of 18,798,215 shares	-	(1,880)	(187,980,268)	-	(187,982,148)
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	-	-	5,600,000	-	5,600,000
Net loss for the nine months ended September 30, 2013 (Unaudited)	-	-	-	(472,771)	(472,771)
Balance, September 30, 2013 (Unaudited)	25,000,000	$620	$12,975,932	$(480,016)	$12,496,536

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

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Cash Flows
(unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from August 9, 2010 (inception) through September 30, 2013

Cash Flows from Operating Activities
Net loss	$(472,771)	$(2,269)	$(480,016)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	1,340	-	1,340
Changes in operating assets and liabilities:
Other current assets	-	1,256	-
Prepaid expenses	(79,625)	-	(79,625)
Accrued interest receivable	(2,000)	-	(2,000)
Other asset	(13,400)	-	(13,400)
Accounts payable and accrued expenses	144,457	(856)	144,477
Net cash used in operating activities	(421,999)	(1,869)	(429,224)
Cash Flows from Investing Activities
Trust Account, restricted	(200,000,000)	-	(200,000,000)
Trust Account, interest income available for working capital and taxes	(23,070)	-	(23,070)
Net cash used in investing activities	(200,023,070)	-	(200,023,070)
Cash Flows from Financing Activities
Gross proceeds from initial public offering	200,000,000	-	200,000,000
Due from affiliate	(41)	-	(41)
Proceeds from related party	-	-	219,729
Repayment of due to related party	-	-	(219,729)
Proceeds from notes payable, related party	-	-	150,000
Repayment of notes payable, related party	(150,000)	-	(150,000)
Proceeds from issuance of stock to initial stockholders	-	-	25,000
Proceeds from issuance of sponsors’ warrants	5,600,000	-	5,600,000
Payment of underwriting discount and offering expenses	(4,465,277)	-	(4,630,475)
Net cash provided by financing activities	200,984,682	-	200,994,484

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II (a development stage company) Condensed Statement of Cash Flows (Continued) (unaudited)
	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from August 9, 2010 (inception) through September 30, 2013

Net increase (decrease) in cash	539,613	(1,869)	542,190

Cash at beginning of period	2,577	33,589	-

Cash at end of period	$542,190	$31,720	$542,190

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrual for offering costs charged to additional paid in capital	$35,825	$17,589	$35,825

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

All activity through September 30, 2013 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of September 30, 2013.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 9, 2010 (inception) through September 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Basic loss per share is calculated using the weighted-average number of shares of common stock and diluted loss per share is computed on the basis of the average number of common stock outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Common shares subject to possible conversion of 18,798,215 have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Diluted loss per common share amounts, assuming dilution, gives the effect to dilutive options, warrants, and other potential common stock outstanding during the period.  The Company has not considered the effect of its outstanding warrants in the calculation of diluted loss per shares since they are anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At September 30, 2013, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2013 but before the condensed financial statements were issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 Units at $10.00 per unit (“Units”), including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of Common Stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s Common Stock, $0.0001 par value, and one half of one redeemable warrant (“Warrants”) to purchase one share of Common Stock.  The shares of Common Stock and the Warrants included in the Units traded as a unit from the Offering until July 1, 2013 when separate trading of Common Stock and Warrants began.  No fractional Warrants will be issued and only whole Warrants will trade. Holders now have the option to continue to hold Units or separate their Units into the component pieces. Each whole Warrant entitles its holder, upon exercise, to purchase one share of Common Stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013 and September 30, 2013, there were 15,600,000 warrants outstanding, which include 5,600,000 Sponsors’ Warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 3 — Initial Public Offering and Insider Warrants (continued)

The Warrants may be redeemed by the Company, at its option, in whole and not in part, at a price of $0.01 per warrant at any time the warrants are exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the Company’s shares of common stock equals or exceeds $24.00 per share  (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the redemption notice; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

Note 5 — Due from Affiliate

At September 30, 2013, the Company was owed $5,216 from an entity that is an affiliate of the Company’s Chief Executive Officer for various expenses paid on its behalf.  Due to the short-term nature of the receivable, no interest in being charged.

Note 6 — Note Payable

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

Note 7 — Commitments and Contingencies

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

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  For the nine month period ended September 30, 2013, the total amount paid to the affiliate for office space and administrative services was $35,323.

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

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013.  The lease calls for monthly rent of $6,700 plus additional fees for administrative support and includes free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the nine month period ended September 30, 2013, rent expense totaled $27,387, which includes $1,340 due to the straight-lining of rent.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2013, there are no shares of preferred stock issued or outstanding.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 8 —Stockholders’ Equity (continued)

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

For the three months ended September 30, 2013 and 2012, we had net losses of $272,745 and $1,701, respectively, for the nine months ended September 30, 2013 and 2012, we had net losses of $472,771 and $2,269, respectively, and for the period from August 9, 2010 (inception) through September 30, 2013, we had net losses of $480,016.  We incurred operating expenses for the three months ended September 30, 2013 and 2012 of $291,762 and $1,701, respectively, for the nine months ended September 30, 2013 and 2012 of $497,841 and $2,269, respectively, and for the period from August 9, 2010 (inception) through September 30, 2013 of $505,086.  These costs consist mainly of professional and consulting fees and Delaware franchise tax.  We incurred offering costs of $666,300 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of September 30, 2013, we have cash of $542,190.  In addition, we had $200,023,070 in cash and equivalents held in trust, of which $23,070 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a business combination or to convert our common shares, in certain circumstances.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of September 30, 2013, no interest that can be utilized for working capital purposes has been released to us.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In February 2011, we issued 4,417,684 shares of common stock to Capitol Acquisition Management 2 LLC (our “sponsor”) for $25,000 in cash, at a purchase price of approximately $0.01 share, in connection with our organization. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.  In March 2013, our sponsor contributed an aggregate of 105,184 shares of our common stock to our capital, resulting in our sponsor owning an aggregate of 4,312,500 founder’s shares. The sponsor received no consideration for this contribution. Such contribution was made solely to maintain the sponsor’s collective 20% ownership interest in our shares of common stock based on the then current size of our initial public offering. Thereafter, also in March 2013, our sponsor transferred an aggregate of 1,078,126 founder’s shares to our executive officers and directors. In April 2013, our sponsor and Dyson Dryden, our chief financial officer and a director, transferred an aggregate of 22,998 founder’s shares to Messrs. Calcano, Donaldson and Sodha, each a director, resulting in our sponsor owning an aggregate of 3,222,875 founder’s shares and Mr. Dryden owning an aggregate of 974,626 founder’s shares. The shares were transferred for the same per share consideration originally paid for by the transferors.  In May 2013, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder’s shares, of which 175,000 shares were subsequently forfeited.

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

We incurred a total of $4,000,000 in underwriting discounts and commissions (not including deferred fees) and $666,300 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $200,933,700. Of this amount, $200,000,000 we received from the sale of units in the offering and private placement of sponsors’ warrants was deposited into the trust account.

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

Date:  November 12, 2013