Form 10-K
period 2013-12-31
Capitol Acquisition Corp. II
filed 2014-03-06
CIK 1512499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

Commission File Number 001-35898

CAPITOL ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4749725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
509 7th Street, N.W. Washington, D.C.	20004
(Address of Principal Executive Offices)	(Zip Code)

202-654-7060
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Warrants, each to purchase one share of Common Stock at an exercise price of $11.50	The NASDAQ Stock Market LLC

Units, each to purchase one share of Common Stock and one half of One Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $202,000,000 based on its last reported sales price of $10.10 on NASDAQ Stock Market LLC.

As of March 6, 2014, there were 25,000,000 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CAPITOL ACQUISITION CORP. II
FORM 10-K

PART I

Item 1.   Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Capitol” or the “Company” and to “we,” “us” and “our” refer to Capitol Acquisition Corp. II.

Introduction

We are a Delaware company incorporated on August 9, 2010 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Company History

In February 2011, we issued 4,417,684 shares of common stock (“founder’s shares”) to Capitol Acquisition Management 2 LLC (our “sponsor”) for $25,000 in cash, at a purchase price of approximately $0.006 share, in connection with our organization. In March 2013, our sponsor contributed an aggregate of 105,184 shares of our common stock to our capital, resulting in our sponsor owning an aggregate of 4,312,500 founder’s shares. The sponsor received no consideration for this contribution. Such contribution was made solely to maintain the sponsor’s collective 20% ownership interest in our shares of common stock based on the then current size of our initial public offering. Thereafter, also in March 2013, our sponsor transferred an aggregate of 1,078,126 founder’s shares to our executive officers and directors. In April 2013, our sponsor and Dyson Dryden, our chief financial officer and a director, transferred an aggregate of 22,998 founder’s shares to Messrs. Calcano, Donaldson and Sodha, each a director, resulting in our sponsor owning an aggregate of 3,222,875 founder’s shares and Mr. Dryden owning an aggregate of 974,626 founder’s shares. The shares were transferred for the same per share consideration originally paid for by the transferors.  In May 2013, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder’s shares, of which 175,000 shares were subsequently forfeited.

On May 15, 2013, we consummated our initial public offering (“Offering”) of 20,000,000 units, including 2,000,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after we complete an initial business combination or May 10, 2014 and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.

Simultaneously with the consummation of the Offering, we consummated the private placement (“Private Placement”) of 5,600,000 warrants (“sponsor’s warrants”) at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The sponsor’s warrants are identical to the warrants included in the units sold in the Offering except that the sponsor’s warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the sponsor’s warrants have also agreed not to transfer, assign or sell any of the sponsor’s warrants, including the common stock issuable upon exercise of the sponsor’s warrants (except to certain permitted transferees), until 30 days after the completion of an initial business combination.

We incurred a total of $4,000,000 in underwriting discounts and commissions (not including deferred fees) and $666,300 for other costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were $200,933,700. Of this amount, $200,000,000 we received from the sale of units in the Offering and the Private Placement of sponsor’s warrants was deposited into a trust account.  Except as described in this Form 10-K, these funds will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until May 15, 2015).

Business Strategy

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. While these are being used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business(es) that does not meet all of the criteria and guidelines.

Growth Orientation.  We intend to acquire companies that we expect to experience substantial growth post-acquisition. We believe that we are well-positioned to evaluate a company’s current growth prospects and opportunities to enhance its growth post-acquisition.

Strong Competitive Position in Industry.  We intend to acquire businesses that have developed leading positions within industries that exhibit strong fundamentals. We evaluate each industry based on several factors including its growth characteristics, competitive landscape, profitability margins and sustainability. We also analyze the strengths and weaknesses of target businesses relative to their competitors in order to identify those best positioned to grow their market share and profitability.

Hidden Intrinsic Value.  We are seeking situations where we are able to acquire target companies that have unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked, as a means to generate significant growth post closing.

Attractive Return on Investment.  We intend to identify businesses that will offer an attractive risk-adjusted return on investment for our shareholders. We will look to consummate an acquisition on attractive terms and to use our corporate structure as an asset in negotiations with owners of prospective targets. Financial returns are evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives such as future acquisitions, repositioning the company, increasing investment in new products or distribution channels and operational restructuring. This potential upside from growth in the business is weighed against the downside risks inherent in the plan and in the business.

Outstanding Management Team.  We believe that experienced, proven entrepreneurial managers working as a complementary team are a critical component to creating and sustaining long-term value. We are looking for businesses that have management teams with a proven track record for delivering top line growth and bottom line profits, but, in each situation, we assess opportunities to improve a target’s management team and to recruit additional talent through our extensive network of contacts.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position

With a trust account initially in the amount of approximately $200 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Management Expertise and Prior Blank Check Experience

We seek to capitalize on the approximately 21 years of private equity and venture capital investing experience and significant contacts of our Chief Executive Officer, Mark D. Ein.

Since January 2007, Mr. Ein has been the Co-Chairman and Majority Owner of Kastle Systems, LLC, a firm specializing in building and office security systems, which he acquired through his personal investment holding company, Leland Investments Inc. Mr. Ein also currently serves as the Chairman and Lead Investor of Reed Krakoff International LLC, a luxury women’s clothing and accessories company. Mr. Ein is the founder and Chief Executive Officer of Venturehouse Group, LLC, a holding company that creates, invests in, grows and builds technology, communications and related business services companies. Venturehouse was founded in 1999 to work closely with a small number of portfolio companies at any one time and to provide operational, strategic, and financing support throughout their lifecycle. Prior to forming Venturehouse, from 1992 to 1999, Mr. Ein was a Principal with The Carlyle Group, a leading global private equity firm. Mr. Ein led many of Carlyle’s technology and telecommunications private equity investment activities totaling more than $300 million. Earlier in his career, from 1989 to 1990, Mr. Ein worked for Brentwood Associates, a leading West Coast growth-focused private equity firm, and from 1986 to 1989 for Goldman, Sachs & Co.

From June 2007 to October 2009, Mr. Ein was the founder, Chairman and Chief Executive Officer of Capitol Acquisition Corp. (“Capitol I”), a blank check company formed for substantially similar purposes as our company. Additionally, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, each a member of our Board of Directors, each served on the Board of Directors of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., or Two Harbors, a Maryland real estate investment trust, in October 2009.

Mr. Ein played the lead role in Capitol I’s search for a target business and in consummating its business combination, including, among other things, assisting in identifying and evaluating numerous prospective target businesses, including the ultimate target, and the business plan presented by its control persons, and assisting in the solicitation of stockholder approval for such a transaction. While Mr. Ein did not evaluate the specific assets that Two Harbors anticipated acquiring prior to consummation of the business combination with Capitol I, nor has he evaluated the specific assets that Two Harbors has since acquired, Mr. Ein currently serves as Vice Chairman of the board of directors. In addition, CLA Founders LLC, an entity controlled by Mr. Ein and for which he plays an active role, provides services as sub-manager to the manager of Two Harbors (PRCM Advisers LLC) pursuant to a Sub-Management Agreement that was entered into in connection with the transaction. Investors in Capitol I’s initial public offering who held the stock through December 31, 2013 have seen a total return of approximately 64.6% while the S&P 500 has been up approximately 43.6% over the same time period, including dividends.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our Offering and the Private Placement, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our Offering and the Private Placement will be applied generally toward effecting a business combination as described in the prospectus for our Offering and this Form 10-K, the proceeds have not been otherwise designated for any more specific purposes. Accordingly, our investors do not have the opportunity to evaluate the specific merits or risks of any one or more business combinations prior to making an investment in us. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, advertisements or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our officers, directors or sponsors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors or sponsors or their affiliates, we would do so only if such transaction is approved by a majority of our disinterested independent directors and we obtained an opinion from an independent investment banking firm that is a member of FINRA that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this Form 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of its products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for its products, processes or services;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses. We will generally use these criteria and guidelines in evaluating acquisition opportunities although this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to the NASDAQ Stock Market LLC listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a business combination unless either we or our public shareholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid, subject to the limitations described herein. The amount in the trust account is currently approximately $10.00 per share. We will consummate our initial business combination only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Our sponsor and officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination.

Voting Restrictions in Connection with Stockholder Meeting

In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders votes, or indicates an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5 million of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by our sponsor, officers, directors or their affiliates would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

In connection with any proposed initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 10% or more of the shares of common stock sold in the Offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 10% of the shares of common stock sold in the Offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our sponsor, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until February 15, 2015 (or May 15, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by February 15, 2015 but have not completed the initial business combination by February 15, 2015) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 15, 2015 (or May 15, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by February 15, 2015 but have not completed the initial business combination by February 15, 2015). If, nevertheless, such an amendment is approved by our stockholders, we will provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 15, 2015 or May 15, 2015, as applicable, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our executive officers have agreed that they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that they will be able to satisfy their indemnification obligations if they are required to do so. Additionally the agreement they entered into by our executive officers specifically provides for two exceptions to the personal indemnity they have given: they will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of our Offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsor has waived its rights to participate in any liquidation distribution with respect to its founder’s shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our executive officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The per share redemption price includes the deferred commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty four months from the date of our Offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.

Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;
•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We do not have any full time employees as of the date of this Form 10-K and we do not plan to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until May 15, 2015 or later before receiving distributions from the trust account.

We have until February 15, 2015, or May 15, 2015 if we have entered into a letter of intent, agreement in principle or definitive agreement with a target business for a business combination by February 15, 2015 but have not completed the business combination by such date, to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date.

If we are found to have violated the Securities Act, we could be required to repurchase securities sold in our initial public offering.

We issued a press release on May 9, 2013 which contained certain statements in connection with our pricing of our initial public offering. We do not believe that the statements included in the press release result in our having violated Section 5 of the Securities Act. However, if it were held by a court that we did so violate the Securities Act, we could be required to repurchase the units sold to purchasers in the initial public offering at the original purchase price, plus statutory interest from the date of purchase, until May 9, 2014. We would contest vigorously any claim that a violation of the Securities Act occurred.

We may issue shares of common stock or preferred stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 159,400,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants). Although we have no commitment as of March 6, 2014, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete a business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our existing investors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•
may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Notwithstanding the foregoing, if we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account and loans made available to us by our officers, directors or affiliates to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

We have $322,271 available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to cease searching for a target business. Our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have committed to provide loans to us of up to $615,000.  These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants.  Based on the foregoing, we believe we have sufficient cash to meet our needs through at least December 31, 2014.  Our sponsor, officers and directors or their affiliates may, but are not required to, loan us additional funds in any amount they deem reasonable at their discretion.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time periods, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.00 per share held in the trust account as of December 31, 2013, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.00 per share held in the trust account as of December 31, 2013.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until February 15, 2015, or May 15, 2015 if we have entered into a letter of intent, agreement in principle or definitive agreement with a target business for a business combination by February 15, 2015 but have not completed the business combination by such date. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the deadlines set forth above, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our executive officers’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our executive officers to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our executive officers to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the sponsor’s warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if the holders of a majority of the warrants approve of such amendment.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any region or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors and their respective affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. As a result, a potential target business may be presented to another entity prior to its presentation to us and this may negatively impact our ability to complete a business combination.

In addition to the foregoing, Leland Investments Inc. provides management services to Kastle Acquisition LLC and its subsidiaries, which provides building security products and services. The agreement with Kastle Acquisition LLC contains a non-competition clause that provides that neither Leland Investments Inc., Mr. Ein nor any entity that he controls shall directly and materially compete with the business of Kastle Acquisition LLC and its subsidiaries. Accordingly, we generally will not be able to acquire a target business in the same line of business that Kastle Acquisition LLC and its subsidiaries are in.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own founder shares. Such individuals have waived their right to receive distributions from the trust account with respect to their founder shares if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the sponsor’s warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NASDAQ Stock Market LLC (“NASDAQ”), a national securities exchange. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•
a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on NASDAQ, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing pursuant to our amended and restated certificate of incorporation and public stockholders may have to remain stockholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,000 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until February 15, 2015 (or until May 15, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination by February 15, 2015 but have not consummated the business combination by such date) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in the prospectus for our Offering and in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 10% of the public shares.

In connection with any vote to approve a proposed business combination, we will offer each public stockholder (but not holders of our founder shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 10% of the public shares. Accordingly, if you hold more than 10% of the public shares and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold the shares in excess of 10% or sell them in the open market. We cannot assure you that the value of such excess shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsor, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor, officers and directors collectively own 20% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote their founder shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Because we have not held an annual meeting since our formation, a stockholder could submit an application to the Delaware Court of Chancery to require us to hold such a meeting. This application would be summarily approved by the Court of Chancery and such Court could then issue orders calling for the meeting to be held and setting forth the time and place of such meeting and the record date for determination of stockholders entitled to vote at such meeting. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor, officers and directors will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued the warrants to purchase 10,000,000 shares of common stock as part of the units sold in our initial public offering and the sponsor’s warrants to purchase 5,600,000 shares of common stock. We may also issue additional warrants to our officers, directors, sponsor or their affiliates upon conversion of promissory notes issued to such persons or entities for loans made to supplement our working capital requirements, as described elsewhere in this Form 10-K and the prospectus for our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described in the prospectus for our initial public offering have been satisfied. If we call the public warrants for redemption, public stockholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described in the prospectus for our initial public offering have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our stockholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our sponsor, officers and directors are entitled to make a demand that we register the resale of their founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the sponsor warrants are entitled to demand that we register the resale of their warrants and any other warrants we issue to them (and the underlying shares of common stock) at any time after we consummate a business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may complete a business combination with a target business that is privately held, which may present certain challenges to us, including the lack of available information about this company.

We may complete a business combination with a target business that is privately held. Generally, very little public information exists about such companies, and we would be required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in one of these companies. If we are unable to uncover all material information about such a target business, we may not make a fully informed investment decision, and we may lose money on our investments.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and a majority of our officers and directors will reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm beginning with our annual report for the year ending December 31, 2014. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not intend to pay any dividends until our consummation of a business combination at the earliest.

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. As a result, any gain you will realize on our securities will result solely from the appreciation of such securities.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

We maintain our principal executive offices at 509 7th Street, N.W., Washington, D.C. 20004. The cost for this office is included in the aggregate $7,500 per-month fee Venturehouse Group, LLC, an affiliate of Mark D. Ein, our chief executive officer, commenced charging us for office space, utilities and administrative services on consummation of our Offering.  We believe, based on rents and fees for similar services in the Washington, D.C. area, that the fee charged by Venturehouse Group, LLC is at least as favorable as we could have obtained from an unaffiliated person.

The Company entered into a fifteen month office lease for office space and support services in New York, New York.  The agreement calls for monthly rent of $6,700 plus additional fees for administrative support and includes free rent on the first, fifth and ninth month of the term.

We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, warrants and common stock are traded on the Nasdaq Stock Market LLC under the symbols CLACU, CLACW and CLAC, respectively. The following table sets forth the high and low sales prices for our units, warrants and common stock for the periods indicated since our units commenced public trading on May 10, 2013, and since our warrants and common stock commenced separate trading on July 1, 2013.

	Common Stock		Warrants		Units
Period	High	Low	High	Low	High	Low

2014:
First Quarter*	$9.7900	$9.62	$0.6500	$0.60	$10.75	$10.10

2013:
Fourth Quarter	$9.7499	$9.61	$0.7799	$0.60	$12.95	$10.15
Third Quarter**	$10.100	$9.50	$1.0500	$0.40	$10.24	$10.02
Second Quarter**	--	--	--	--	$10.15	$10.00

*   Through March 3, 2014.
** Trading commenced May 10, 2013 for our units and July 1, 2013 for our warrants and common stock.

Holders

As of February 27, 2014, there were one holder of record of our units, six holders of record of our shares of common stock and six holders of record of our warrants.  Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On May 15, 2013, we consummated the Offering of 20,000,000 units, including 2,000,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by us of our initial business combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by us of our initial business combination or earlier upon redemption or liquidation of the Trust Account. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.  Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as the joint book-running managers of the Offering.  Ladenburg Thalmann & Co. Inc. and Imperial Capital LLC served as co-managers.  The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-187519 and 333-188503). The Securities and Exchange Commission declared the registration statement effective on May 9, 2013.

Simultaneously with the consummation of the Offering, we consummated the Private Placement of 5,600,000 sponsor’s warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The sponsor’s warrants are identical to the warrants included in the units sold in the Offering except that the sponsor’s warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the sponsor’s warrants have also agreed not to transfer, assign or sell any of the sponsor’s warrants, including the common stock issuable upon exercise of the sponsor’s warrants (except to certain permitted transferees), until 30 days after the completion of an initial business combination.

We incurred a total of $4,000,000 in underwriting discounts and commissions (not including deferred fees) and $666,300 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were $200,933,700. Of this amount, $200,000,000 we received from the sale of units in the Offering and the Private Placement of sponsor’s warrants was deposited into a trust account.

Generally, the proceeds held in the trust account will not be released to us until the earlier of the completion of an initial business combination and our liquidation upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (i) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (ii) any remaining interest, up to a maximum of approximately $1.75 million, earned on the funds in the trust account that we need for our working capital requirements.

Through March 6, 2014, we have withdrawn $30,000 from the interest income earned on the trust account for our working capital and tax obligations.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2013.

Item 6.    Selected Financial Data.

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Capitol Acquisition Corp. II, except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The registration statement for our Offering was declared effective on May 9, 2013.   On May 10, 2013, we filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  On May 15, 2013, we consummated the Offering and received proceeds net of the underwriter’s discount and other offering expenses of $195,333,700 and simultaneously received $5,600,000 from the issuance of 5,600,000 sponsor’s warrants in the Private Placement.  From the net proceeds, $933,700 was available for working capital and tax purposes.  Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on May 15, 2013 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We currently incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2013 and 2012, we had net losses of $721,020 and $4,768, respectively, and for the period from August 9, 2010 (inception) through December 31, 2013, we had cumulative net losses of $728,265.  We incurred operating expenses for the years ended December 31, 2013 and 2012 of $748,654 and $4,768, respectively, for the period from August 9, 2010 (inception) through December 31, 2013 of $755,899.  These costs consist mainly of professional and consulting fees, rent, office administrative costs and Delaware franchise tax.  We incurred offering costs of $666,300 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $312,298 and marketable securities of $9,973.  In addition, we had $200,033,561 in cash and equivalents held in trust, of which $33,561 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a business combination or to convert our common shares, in certain circumstances.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of December 31, 2013, no interest that can be utilized for working capital purposes had been released to us.

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

We have experienced significant recurring net operating losses as well as negative cash flows from operations.  Our main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. We currently have a cash position of approximately $356,000, which includes approximately $34,000 held in the trust account available to us and approximately $10,000 invested in U.S. Treasury Bills.  Our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have also committed to provide loans to us of up to $615,000. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants.  Based on the foregoing, we believe we have sufficient cash to meet our needs through December 31, 2014.  Our sponsor, officers and directors or their affiliates may, but are not required to, loan us additional funds in any amount they deem reasonable at their discretion.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a.	it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

From our inception through December 31, 2013, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $200.0 million (which includes $8.0 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of December 31, 2013, the balance of the trust account was $200.0 million. We are allowed to use $1.75 million (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less.  As of December 31, 2013, the effective annualized interest rate payable on our Treasury Bills was approximately 0.07%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 8.    Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, our principal executive, financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Form 10-K does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	49	Chairman, Chief Executive Officer, Treasurer, Secretary and Director
L. Dyson Dryden	38	Chief Financial Officer and Director
Lawrence Calcano	50	Director
Richard C. Donaldson	54	Director
Piyush Sodha	55	Director

Mark D. Ein has served as our Chairman, Chief Executive Officer, Treasurer, Secretary and Director since our inception. From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. Since October 2009, Mr. Ein has served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. An entity owned by Mr. Ein is also the majority owner and managing member, and Mr. Ein is Co-Chairman, of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. Mr. Ein also currently serves as the Chairman and Lead Investor of Reed Krakoff International, LLC, a luxury women’s clothing and accessories company.  Mr. Ein also founded, and is the owner of, the Washington Kastles, the World Team Tennis franchise in Washington, D.C., in 2008. From 1992 to 1999, Mr. Ein was a Principal with The Carlyle Group, a global private equity firm. Mr. Ein worked for Brentwood Associates, a West Coast growth-focused private equity firm, from 1989 to 1990 and for Goldman, Sachs & Co. in the real estate and mortgage finance group from 1986 to 1989. Mr. Ein is the chairman of the board of VSGi, a video conferencing, telepresence, and audi-visual integration company. Mr. Ein is the Chairman of the District of Columbia Public Education Fund, a non-profit organization that catalyzes private sector support for the Washington, D.C. public school system. He also serves on the board of directors of The District of Columbia College Access Program (DC-CAP), a non-profit organization supporting the academic success of Washington, D.C. area public high school students, the United States Tennis Association and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council.  He previously served on the Trustee’s Council of the National Gallery of Art and the boards of the Wolf Trap Foundation, The Washington Tennis and Education Fund, the Executive Committee of the Federal City Council, The Foundation for the National Institutes of Health (NIH), and the SEED School and Foundation. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School. We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Capitol I.

L. Dyson Dryden has served as our Chief Financial Officer and a member of the Board of Directors since March 2013. Mr. Dryden is the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. From August 2005 to February 2013, Mr. Dryden held the role of Managing Director in Citigroup’s Investment Banking division in New York where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden received a Bachelor of Science in Business Administration with a dual concentration in finance and management from the University of Richmond in 1998. We believe Mr. Dryden is well-qualified to serve as a member of the board due to his capital markets experience, including experience assisting blank check companies like our company in completing their initial public offerings and business combinations.

Lawrence Calcano has served as a member of our Board of Directors since March 2013. Mr. Calcano co-founded il Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. He continues to serve on the Board of Directors of Bite Tech, Inc. From October 2007 until its merger with Two Harbors in October 2009, Mr. Calcano served as a member of the Board of Directors of Capitol I. From 1990 to June 2007, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano is a director of 1-800-FLOWERS.COM, Inc., a Nasdaq listed provider of flowers and plants, gift baskets, gourmet foods and confections. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar. We believe Mr. Calcano is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I.

Richard C. Donaldson has served as a member of our Board of Directors since March 2013. Mr. Donaldson has been with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, as an attorney since 1985, where he is a Partner, and has served as Pillsbury’s Chief Operating Officer since June 2006. As Chief Operating Officer, Mr. Donaldson oversees the finances, capital structure and operations of Pillsbury, with nearly 650 lawyers, $540 million in 2013 revenues and 14 offices across the United States and overseas. Mr. Donaldson serves on the Pillsbury Executive Team and has been a member of Pillsbury’s Board of Directors since 2006. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. Mr. Donaldson also serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985. We believe Mr. Donaldson is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I.

Piyush Sodha has served as a member of our Board of Directors since March 2013. Mr. Sodha has served as the Chief Executive Officer and Co-Chairman of Kastle Systems, LLC since April 2008. Prior to joining Kastle Systems, Mr Sodha was Chief Technical Officer and head of the Americas Region for MACH S.á.r.l., a leading global provider of clearing and settlement services for the mobile phone industry. He previously served as the Chairman and Chief Executive Officer of Cibernet Corporation which merged into MACH S. à.r.l. in April 2007. Prior to that, he was a General Manager and Vice President of Symbol Technologies, Inc., a company which acquired Matrics, Inc. Mr. Sodha had served as the Chairman and Chief Executive Officer of Matrics, Inc., which was a leading provider of RFID technology solutions and infrastructure products. From June 2007 until its merger with Two Harbors in October 2009, Mr. Sodha served as a member of the Board of Directors of Capitol I. Earlier in his career, Mr. Sodha had served as Chief Executive Officers of WirelessHome, NextLinx Corp and LCC International, a Nasdaq listed provider of integrated network design, implementation and optimization solutions for wireless voice and data communication networks which went public under his leadership in 1996. Mr. Sodha is currently a director of Orchestro, a data analytics company serving the retail industry. Mr. Sodha received a Bachelor of Science in Electrical Engineering from India Institute of Technology in New Delhi, India, a Master of Science in Electrical Engineering from Drexel University and an M.B.A. from Wharton Business School. We believe Mr. Sodha is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Lawrence Calcano and Richard C. Donaldson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of L. Dyson Dryden and Piyush Sodha, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mark D. Ein, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In May 2013, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Capitol Acquisition Corp. II, 509 7th Street, N.W., Washington, D.C. 20004.

Corporate Governance

Audit Committee

Our audit committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ Stock Market LLC listing standards. The NASDAQ Stock Market LLC listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Stock Market LLC that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Mr. Calcano and Mr. Sodha qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation.

To date, no executive officer or director has received any cash compensation for services rendered to us. Commencing on May 10, 2013 through the consummation of a business combination, we will pay Venturehouse Group, LLC, an affiliate of Mr. Ein, a fee of $7,500 per month for providing us with office space and certain office and secretarial services.  However, this arrangement is solely for our benefit and is not intended to provide Mr. Ein compensation in lieu of a salary.  Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 6, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Mark D. Ein	3,736,667	(2)	14.9%
L. Dyson Dryden	1,130,001	(3)	4.5%
Lawrence Calcano	44,444	(4)	*
Richard C. Donaldson	44,444	(4)	*
Piyush Sodha	44,444	(4)	*
Capitol Acquisition Management 2 LLC	3,736,667	(5)	14.9%
T. Rowe Price Associates, Inc.	1,799,600	(6)	7.2%
Fir Tree Inc.	1,782,000	(7)	7.1%
BlueMountain Capital Management, LLC	1,782,000	(8)	7.1%
AQR Capital Management, LLC	1,782,000	(9)	7.1%
Brian Taylor	1,780,495	(10)	7.1%
TD Asset Management Inc.	1,250,000	(11)	5.0%
All directors and executive officers as a group (five individuals)	5,000,000	(12)	20.0%

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)
Represents shares held by Capitol Acquisition Management 2 LLC, of which Leland Investments Inc., an entity controlled by Mr. Ein, is the sole member.  Does not include 3,652,175 shares issuable upon exercise of sponsor’s warrants held by Capitol Acquisition Management 2 LLC that are not exercisable.

(3)	Does not include 1,217,391 shares issuable upon exercise of sponsor’s warrants that are not exercisable.

(4)	Does not include 243,478 shares issuable upon exercise of sponsor’s warrants that are not exercisable.

(5)	Does not include 3,652,175 shares issuable upon exercise of sponsor’s warrants held by Capitol Acquisition Management 2 LLC that are not exercisable.

(6)	The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. Information derived from a Schedule 13G filed on February 11, 2014.

(7)	The business address of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. Information derived from a Schedule 13G filed on February 13, 2014.

(8)
The business address of BlueMountain Capital Management LLC is 280 Park Avenue, 5th Floor East, New York, New York 10017.  Represents shares held by entities which BlueMountain Capital Management LLC acts as investment manager to, and exercises investment discretion over.  Information derived from a Schedule 13G filed on May 17, 2013.

(9)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830. Information derived from a Schedule 13G filed on February 11, 2014.

(10)
The business address of Brian Taylor is Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.  Represents shares controlled by Pine River Capital Management L.P.  Information derived from a Schedule 13G/A filed on February 6, 2014

(11)
The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.  Information derived from a Schedule 13G filed on July 19, 2013.

(12)	Does not include 5,600,000 shares issuable upon exercise of sponsor’s warrants that are not exercisable.

Our initial shareholders beneficially own 20% of our issued and outstanding shares of common stock.  Because of the ownership block held by our initial stockholders, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founder shares outstanding prior to the date of our Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, to be held until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sales price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period after our initial business combination or (ii) we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. In addition, a portion of the shares (equal to 5.0% of our issued and outstanding shares after the Offering) (the “founder forfeiture shares”) will be subject to forfeiture in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of our initial business combination.  Such shares will be released from escrow at the same time as the other founder’s shares to the extent they have been earned at such time.

During the escrow period, the holders of the founder shares are not able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities or (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their founder shares.

Our sponsor, officers and directors purchased an aggregate of 5,600,000 sponsor’s warrants for an aggregate purchase price of $5,600,000.  The sponsor’s warrants are identical to the warrants held by the public shareholders except that the sponsor’s warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchases agreed not to not sell or transfer the sponsor’s warrants (except to certain permitted transferees) until after we have completed a business combination.

If necessary to meet our working capital needs, our officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the sponsor’s warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2011, we issued 4,417,684 shares of common stock to Capitol Acquisition Management 2 LLC for $25,000 in cash, at a purchase price of approximately $0.006 share, in connection with our organization. In March 2013, our sponsor contributed an aggregate of 105,184 shares of our common stock to our capital, resulting in our sponsor owning an aggregate of 4,312,500 founder’s shares. The sponsor received no consideration for this contribution. Such contribution was made solely to maintain the sponsor’s collective 20% ownership interest in our shares of common stock based on the current size of our initial public offering. Thereafter, also in March 2013, our sponsor transferred an aggregate of 1,078,126 founder’s shares to our executive officers and directors. In April 2013, our sponsor and Mr. Dryden transferred an aggregate of 22,998 founder’s shares to Messrs. Calcano, Donaldson and Sodha, resulting in our sponsor owning an aggregate of 3,222,875 founder’s shares and Mr. Dryden owning an aggregate of 974,626 founder’s shares. The sponsor received no consideration for these transfers. In May 2013, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder’s shares, of which 175,000 shares were subsequently forfeited.

Our sponsor, officers and directors purchased an aggregate of 5,600,000 sponsor’s warrants (for a total purchase price of $5,600,000) from us on a private placement basis simultaneously with the consummation of our Offering. The sponsor’s warrants are identical to the warrants included in the units sold in the offering except that the sponsor’s warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in the prospectus for our initial public offering, so long as they are held by the initial purchasers or any of their permitted transferees. If the sponsor’s warrants are held by holders other than the initial purchasers or any of their permitted transferees, the sponsor’s warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Offering. The initial purchasers of the sponsor’s warrants have agreed not to transfer, assign or sell any of the sponsor’s warrants, including the common stock issuable upon exercise of the sponsor’s warrants (except to certain permitted transferees), until 30 days after the completion of our initial business combination.

In order to meet our working capital needs, our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have committed to provide loans to us of up to $615,000. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants.  Based on the foregoing, we believe we have sufficient cash to meet our needs through December 31, 2014.  Our sponsor, officers and directors or their affiliates may, but are not required to, loan us additional funds in any amount they deem reasonable at their discretion.

The holders of our founder’s shares, as well as the holders of the sponsor’s warrants and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the sponsor’s warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Leland Investments Inc., an affiliate of Mr. Ein, advanced to us an aggregate of $150,000 to cover expenses related to the Offering. The loan was payable without interest on the consummation of the offering. The loan was repaid from the proceeds of the Offering.

Venturehouse Group, LLC, an affiliate of Mark D. Ein, has agreed that, commencing on May 10, 2013 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Venturehouse Group, LLC $7,500 per month for these services. Mr. Ein is the Chief Executive Officer of Venturehouse Group, LLC. Accordingly, Mr. Ein will benefit from the transaction to the extent of his interest in Venturehouse Group, LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Ein compensation in lieu of a salary. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by Venturehouse Group, LLC is at least as favorable as we could have obtained from an unaffiliated person. Other than this $7,500 per month fee and the repayment of the $150,000 loan from Leland Investments Inc., no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our sponsor, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

In May 2013, we adopted a Code of Ethics, which requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We will also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial shareholders. We do not intend to pursue a business combination with any company that is a portfolio company of, or otherwise affiliated with, or has received financial investment from, an entity with which our existing shareholders, executive officers or directors are affiliated. However, if circumstances change and we decide to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our sponsor, existing officers, directors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently, Messrs. Calcano, Donaldson and Sodha would each be considered an “independent director” under the listing rules of the NASDAQ Stock Market LLC, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2013 and 2012 audit fees for our independent registered public accounting firm were $68,150 and $27,500, respectively.

Audit-Related Fees

During the year ended December 31, 2013 and 2012, audit related fees from our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the year ended December 31, 2013 and 2012, fees for tax services were $0 and $0, respectively.

All Other Fees

During the year ended December 31, 2013 and 2012, fees for other services were $0 and $0, respectively.

Audit Committee Approval

Since our audit committee was not formed until May 2013, the audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Shareholders’ Equity	F-6-F-7
Statements of Cash Flows	F-8-F-9
Notes to Financial Statements	F-10-F-18

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	May 15, 2013
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Unit Certificate.	By Reference	S-1/A	April 15, 2013
4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	April 15, 2013
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	April 29, 2013
4.4	Warrant Agreement.	By Reference	8-K	May 15, 2013
10.1	Letter Agreement signed by each of Capitol Acquisition Management 2 LLC and Mark D. Ein.	By Reference	8-K	May 15, 2013
10.2	Letter Agreement signed by L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Soda and Richard C. Donaldson.	By Reference	8-K	May 15, 2013
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	May 15, 2013
10.5
Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.
		By Reference	8-K	May 15, 2013
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden	By Reference	8-K	May 15, 2013
10.7	Sponsor Warrants Purchase Agreement among the Company, Graubard Miller and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013

Exhibit No.	Description	Included	Form	Filing Date
10.8	Form of Administrative Services Agent between the Registrant and Venturehouse Group, LLC.	By Reference	S-1/A	April 29, 2013
10.9	Promissory Note issued to Leland Investments Inc.	By Reference	S-1	February 15, 2011
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	October 3, 2013
99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	October 3, 2013
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2014.

CAPITOL ACQUISITION CORP. II

By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer
(Principal executive officer)

By:	/s/ L. Dyson Dryden
L. Dyson Dryden
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Capitol Acquisition Corp. II hereby constitute and appoint Mark D. Ein and L. Dyson Dryden with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Ein	Chairman, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)	March 6, 2014
Mark D. Ein

/s/ L. Dyson Dryden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014
L. Dyson Dryden

/s/ Lawrence Calcano	Director	March 6, 2014
Lawrence Calcano

/s/ Richard C. Donaldson	Director	March 6, 2014
Richard C. Donaldson

/s/ Piyush Sodha	Director	March 6, 2014
Piyush Sodha

Capitol Acquisition Corp. II
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through December 31, 2013.	F-4
Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through December 31, 2013	F-5
Statements of Changes in Stockholder’s Equity for the period from August 9, 2010 (inception) through December 31, 2013	F-6-F-7
Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through December 31, 2013.	F-8-F-9
Notes to Financial Statements	F-10–F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Capitol Acquisition Corp. II

We have audited the accompanying balance sheets of Capitol Acquisition Corp. II (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Acquisition Corp. II, (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from August 9, 2010 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum llp
Melville, NY

March 6, 2014

Capitol Acquisition Corp. II
(a development stage company)

 Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$312,298	$2,577
Investment in marketable securities	9,973
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	33,561	-
Accrued interest receivable	4,333	-
Prepaid expenses	53,917	-
Total current assets	414,082	2,577
Cash and cash equivalents held in trust account, restricted	200,000,000	-
Other assets	13,400	-
Deferred offering costs	-	165,198
Total assets	$200,427,482	$167,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,023	$20
Accrued franchise tax payable	180,000	-
Deferred rent	4,020	-
Note payable to related party	-	150,000
Total current liabilities	197,043	150,020

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	-

Stockholders’ equity
Preferred stock, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2013; 5,175,000 shares issued and outstanding at December 31, 2012(1)(2)	620	517
Additional paid-in capital	12,975,932	24,483
Deficit accumulated during development stage	(728,265)	(7,245)
Accumulated other comprehensive income	4	-
Total stockholders’ equity	12,248,291	17,755
Total liabilities and stockholders’ equity	$200,427,482	$167,775

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 9)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statements of Operations

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from August 9, 2010 (inception) through December 31, 2013

Revenue	$-	$-	$-
Formation and operating costs	748,654	4,768	755,899
Loss from operations	(748,654)	(4,768)	(755,899)

Other Income and Expense
Interest expense	(10,260)	-	(10,260)
Interest income	37,894	-	37,894
Total Other Income	27,634	-	27,634

Net loss	$(721,020)	$(4,768)	$(728,265)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	5,824,828	5,175,000

Basic and diluted net loss per share	$(0.12)	$-

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 9)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statements of Comprehensive Loss

	For the year ended December 2013	For the year ended December 2012	For the period from August 9, 2010 (inception) through December 31, 2013

Net loss	$(721,020)	$(4,786)	$(728,265)

Other comprehensive income, net of tax:
Unrealized gain on securities	4	-	4

Comprehensive loss	$(721,016)	$(4,786)	$(728,261)

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statement of Changes in Stockholders’ Equity
For the period from August 9, 2010 (inception) through December 31, 2013

	Common Stock		Additional paid –in	Deficit accumulated during development	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stage	income	equity

Balance, August 9, 2010 (inception)	-	$-	$-	$-	$-	$-
Common stock issued at approximately $0.006 per share to initial stockholders on February 3, 2011(1) (2)	5,175,000	517	24,483	-		25,000
Net loss for the year ended December 31, 2011	-	-	-	(2,477)	-	(2,477)
Balance, December 31, 2011	5,175,000	517	24,483	(2,477)		22,523
Net loss for the year ended December 31, 2012	-	-	-	(4,768)	-	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	-	17,755
Sale of 20,000,000 units, net of underwriters’ discount and offering expenses (includes 18,798,215 shares subject to possible conversion) on May 15, 2013	20,000,000	2,000	195,331,700	-	-	195,333,700

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statement of Changes in Stockholders’ Equity (Continued)
For the period from August 9, 2010 (inception) through December 31, 2013

	Common Stock		Additional paid –in	Deficit accumulated during development	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stage	income	equity

Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(17)	17	-	-	-
Proceeds subject to possible conversion of 18,798,215 shares	-	(1,880)	(187,980,268)	-	-	(187,982,148)
Proceeds from issuance of sponsor’s warrants, at $1 per warrant	-	-	5,600,000	-	-	5,600,000
Net loss for the year ended December 31, 2013	-	-	-	(721,020)		(721,020)
Other comprehensive income	-				4	4
Balance, December 31, 2013	25,000,000	$620	$12,975,932	$(728,265)	$4	$12,248,291

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 9)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales prices of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.  The number of shares at December 31, 2012 includes an aggregate of 675,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.  The over-allotment option was partially exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statements of Cash Flows

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from August 9, 2010 (inception) through December 31, 2013

Cash Flows from Operating Activities
Net loss	$(721,020)	$(4,768)	$(728,265)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	4,020	-	4,020
Changes in operating assets and liabilities:

Prepaid expenses	(53,917)	-	(53,917)
Other current assets	-	1,256	-
Accrued interest receivable	(4,333)	-	(4,333)
Other asset	(13,400)	-	(13,400)
Accounts payable and accrued expenses	193,003	-	193,023
Net cash used in operating activities	(595,647)	(3,512)	(602,872)
Cash Flows from Investing Activities
Trust Account, restricted	(200,000,000)	-	(200,000,000)
Trust Account, interest income available for working capital and taxes	(33,561)	-	(33,561)
Purchase of marketable securities	(9,969)	-	(9,969)
Net cash used in investing activities	(200,043,530)	-	(200,043,530)
Cash Flows from Financing Activities
Gross proceeds from initial public offering	200,000,000	-	200,000,000
Proceeds from related party	-	-	219,729
Repayment of due to related party	-	-	(219,729)
Proceeds from notes payable, related party	-	-	150,000
Repayment of notes payable, related party	(150,000)	-	(150,000)
Proceeds from issuance of stock to initial stockholders	-	-	25,000
Proceeds from issuance of sponsor’s warrants	5,600,000	-	5,600,000
Payment of underwriting discount and offering expenses	(4,501,102)	(27,500)	(4,666,300)
Net cash provided by (used in) financing activities	200,948,898	(27,500)	200,958,700

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statements of Cash Flows (Continued)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from August 9, 2010 (inception) through December 31, 2013

Net increase (decrease) in cash and cash equivalents	309,721	(31,012)	312,298

Cash and cash equivalents at beginning of period	2,577	33,589	-

Cash and cash equivalents at end of period	$312,298	$2,577	$312,298

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

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

All activity through December 31, 2013 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Offering was declared effective on May 9, 2013.  On May 10, 2013, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  On May 15, 2013, the Company consummated the Offering and received proceeds net of the underwriter’s discount and other offering expenses of $195,333,700 and simultaneously received $5,600,000 from the issuance of 5,600,000 warrants (“sponsor’s warrants”) in a private placement (the “Private Placement”).  From the net proceeds, $933,700 was available for working capital and tax purposes.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

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

The Company’s units are listed on the NASDAQ Stock Market LLC (“NASDAQ”).  Pursuant to NASDAQ listing rules, the target business or businesses with which the Company completes a Business Combination must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (less taxes payable) at the time of the execution of the definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair value significantly exceeds 80% of the Trust Account balance.

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

Notes to Financial Statements

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

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $356,000, which includes approximately $34,000 held in the trust account that is available to the Company and approximately $10,000 invested in U.S. Treasury Bills.  The Company has also received a written commitment from its Chief Executive Officer, Mark D. Ein, and its Chief Financial Officer, L. Dyson Dryden, dated March 5, 2014 to provide loans to the Company of up to $615,000.  These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $500,000 of the notes may be converted into warrants.  Based on the foregoing, the Company believes it has sufficient cash to meet its needs through December 31, 2014.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion.

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents except for the cash held in the Trust Account which due to the restrictions on its use, is treated as a non-current asset.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 2 — Significant Accounting Policies (continued)

Cash and Cash Equivalents Held in Trust Account – Restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset.  A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets.  Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Investment in Marketable Securities

Marketable securities consist of government obligations.  The Company has classified its investment as available for sale.  Accordingly, such investment is reported at fair value with the unrealized gain or loss reported as a separate component of stockholders’ equity.

Fair Value Measurements and Disclosure

The Company applies ASC 820, “Fair Value Measurements and Disclosures,” which expands disclosures for assets and liabilities that are measured and reported at fair value on a recurring basis.  ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 established a fair value hierarchy that prioritizes the inputs to valuation techniques utilized to measure fair value into three broad levels as follows:

Level 1 - Quoted market prices (unadjusted) in active markets for the identical assets or liability that the reporting entity has the ability to access at measurement date.

Level 2 - Quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets or liabilities in active markets, and where fair value is determined through the use of models or other valuation methodologies.

Level 3 - Unobserved inputs for the asset or liability.  Fair value is determined by the reporting entity’s own assumptions utilizing the best information available, and includes situations where there is little market activity for the investment.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 2 — Significant Accounting Policies (continued)

Income Taxes (continued)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified its Federal and New York State tax returns as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of December 31, 2013.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 9, 2010 (inception) through December 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At December 31, 2013, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 2 — Significant Accounting Policies (continued)

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

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2013 but before the financial statements were issued. Except as discussed in Note 1 above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering and Sponsor’s Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 Units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013 and December 31, 2013, there were 15,600,000 warrants outstanding, which include 5,600,000 sponsors’ warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 3 — Initial Public Offering and Sponsor's Warrants (continued)

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

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement of 5,600,000 sponsor’s warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The sponsor’s warrants are identical to the warrants included in the units sold in the Offering except that the sponsor’s warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the sponsor’s warrants have also agreed not to transfer, assign or sell any of the sponsor’s warrants, including the common stock issuable upon exercise of the sponsor’s warrants (except to certain permitted transferees), until 30 days after the completion of an initial Business Combination.

Note 4 — Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At December 31, 2013, management has classified $9,973 of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At December 31, 2013, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain*
United States Treasury Notes
(matures in December, 2015)	$9,969	$9,973	$4

* Included in other comprehensive income.

Note 5 — Deferred Offering Costs

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 7 — Income Taxes

For the years ended December 31, 2013 and 2012, there are no provisions for income taxes or corporate taxes payable due to the net operating losses incurred in each year.

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $728,000 net operating losses that expire through 2033 and if realized would have a tax benefit of approximately $247,000.  The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not to that the Company will not utilize the losses in the future, and accordingly it has not been recorded as a deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from August 9, 2010 (inception) through December 31, 2013

Tax provision at statutory rate	(34%)	(34%)	(34%)
State and local taxes (net of federal tax benefit)	-	-	-
Effect of adjustments and non- deductible items	-	-	-
Effect of valuation allowance on deferred tax asset	34%	34%	34%

Effective tax rate	0%	0%	0%

Note 8 — Commitments and Contingencies and Related Party Transactions

On May 10, 2013, the Company entered into an agreement with the underwriters (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 2.0% of the gross proceeds of the Offering, or $4,000,000. The Company will also pay the underwriters in the Offering an additional deferred underwriting discount of 4.0% of the gross proceeds of the Offering (“Deferred Commissions”) which was placed in the Trust Account and will be paid only upon consummation of a Business Combination.

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer has agreed to provide certain administrative and support services and is reimbursed for all costs incurred.  For the year ended December 31, 2013, the total amount paid to these affiliates for office space and administrative and support services was $62,446.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 8 — Commitments and Contingencies and Related Party Transactions (continued)

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013.  The lease calls for monthly rent of $6,700 plus additional fees for administrative support and includes free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the year ended December 31, 2013, rent expense totaled $47,357, which includes $4,020 due to the straight-lining of rent.

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on February 3, 2011, a total of 4,417,684 shares of the Company’s common stock were sold to Capital Acquisition Management 2 LLC (our “sponsor”) at a price of approximately $0.006 per share for an aggregate of $25,000. On March 25, 2013, the sponsor contributed an aggregate of 105,184 shares of the Company’s common stock to the Company at no cost for cancellation. Effective May 9, 2013, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 shares outstanding. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Financial Statements

Note 10 – Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the year ended December 31, 2013.

	For the three months ended March 31, 2013	For the three months ended June 30, 2013	For the three months ended September 30, 2013	For the three months ended December 31, 2013
Revenue	$--	$--	$--	$--
Loss from operations	(4,400)	(201,678)	(291,762)	(250,814)
Interest income	--	6,053	19,017	12,824
Interest expense	--	--	--	(10,260)
Total other income	--	6,053	19,017	2,564
Net loss	(4,400)	(195,625)	(272,745)	(248,250)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversion – basic and diluted	5,175,000	5,705,318	6,201,785	6,201,785
Basic and diluted net income (loss) per Share	$--	$(.03)	$(.04)	$(.04)

Following is a summary of the quarterly results of operations for the year ended December 31, 2012.

	For the three months ended March 31, 2012	For the three months ended June 30, 2012	For the three months ended September 30, 2012	For the three months ended December 31, 2012
Revenue	$--	$--	$--	$--
Loss from operations	(568)	--	(1,701)	(2,499)
Interest income	--	--	--	--
Net loss	(568)	--	(1,701)	(2,499)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversion – basic and diluted	5,175,000	5,175,000	5,175,000	5,175,000
Basic and diluted net income (loss) per Share	$--	$--	$--	$--