Form 10-Q
period 2014-03-31
Capitol Acquisition Corp. II
filed 2014-05-07
CIK 1512499

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

As of May 7, 2014, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Changes in Stockholders’ Equity	5-6
Co Condensed Statements of Comprehensive Loss	7
Condensed Statements of Cash Flows	8
Notes to Unaudited Condensed Financial Statements	9-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17-18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	20
Signatures	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Capitol Acquisition Corp. II
(a development stage company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$123,008	$312,298
Investment in marketable securities	9,986	9,973
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	36,800	33,561
Accrued interest receivable	1,111	4,333
Prepaid expenses and other current assets	58,792	53,917
Total current assets	229,697	414,082

Cash and cash equivalents held in trust account, restricted	200,000,000	200,000,000
Other assets	13,400	13,400
Total assets	$200,243,097	$200,427,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,926	$13,023
Accrued franchise tax payable	225,000	180,000
Deferred rent	6,700	4,020
Total current liabilities	254,626	197,043

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	187,982,148

Stockholders’ equity
Preferred stock, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding at March 31, 2014 (1) and December 31, 2013 (1)	620	620
Additional paid-in-capital	12,975,932	12,975,932
Deficit accumulated during development stage	(970,246)	(728,265)
Accumulated other comprehensive income	17	4
Total stockholders’ equity	12,006,323	12,248,291
Total liabilities and stockholders’ equity	$200,243,097	$200,427,482

(1)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these financial statements

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statements of Operations
(unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 9, 2010 (inception) through March 31, 2014

Revenue	$-	$-	$-

Formation and operating costs	264,978	4,400	1,020,877
Loss from operations	(264,978)	(4,400)	(1,020,877)

Other income and (expense)
Interest expense	(7,020)	-	(17,280)
Interest income	30,017	-	67,911
Total other income	22,997	-	50,631

Net loss	$(241,981)	$(4,400)	$(970,246)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,201,785	5,175,000

Basic and diluted net loss per share	$(0.04)	$(0.00)

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Statements of Comprehensive Loss

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 9, 2010 (inception) through March 31, 2014

Net loss	$(241,981)	$(4,400)	$(970,246)

Other comprehensive income, net of tax:

Unrealized gain on securities	13	-	17

Comprehensive loss	$(241,968)	$(4,400)	$(970,229)

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity
For the period from August 9, 2010 (Inception) through March 31, 2014

	Common Stock		Additional paid–in	Deficit accumulated during development	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stage	income	equity

Balance, August 9, 2010 (inception)	-	$-	$-	$-	$-	$-
Common stock issued at approximately $0.006 per share to initial stockholders on February 3, 2011(1) (2)	5,175,000	517	24,483	-	-	25,000
Net loss for the year ended December 31, 2011	-	-	-	(2,477)	-	(2,477)
Balance, December 31, 2011	5,175,000	517	24,483	(2,477)	-	22,523
Net loss for the year ended December 31, 2012	-	-	-	(4,768)	-	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	-	17,755
Sale of 20,000,000 units, net of underwriters’ discount and offering expenses (includes 18,798,215 shares subject to possible conversion) on May 15, 2013	20,000,000	2,000	195,331,700	-	-	195,333,700

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

  Condensed Statement of Changes in Stockholders’ Equity (Continued)
For the period from August 9, 2010 (Inception) through March 31, 2014

	Common Stock		Additional paid–in	Deficit accumulated during development	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stage	income	equity

Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(17)	17	-	-	-
Proceeds subject to possible conversion of 18,798,215 shares	-	(1,880)	(187,980,268)	-	-	(187,982,148)
Proceeds from issuance of sponsor’s warrants, at $1 per warrant	-	-	5,600,000	-	-	5,600,000
Net loss for the year ended December 31, 2013	-	-	-	(721,020)	-	(721,020)
Other comprehensive income	-	-	-	-	4	4
Balance, December 31, 2013	25,000,000	620	12,975,932	(728,265)	4	12,248,291
Net loss for the three months ended March 31, 2014 (Unaudited)	-	-	-	(241,981)	-	(241,981)
Other comprehensive income	-	-	-	-	13	13
Balance, March 31, 2014 (Unaudited)	25,000,000	$620	$12,975,932	$(970,246)	$17	$12,006,323

(1)
Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)
Share amounts include 1,125,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II
(a development stage company)

Condensed Statement of Cash Flows
(unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 9, 2010 (inception) through March 31, 2014
Cash Flows from Operating Activities
Net loss	$(241,981)	$(4,400)	$(970,246)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	2,680	-	6,700
Changes in operating assets and liabilities:
Prepaid expenses	(4,875)	-	(58,792)
Accrued interest receivable	3,222	-	(1,111)
Other assets	-	-	(13,400)
Accounts payable and accrued expenses	9,903	-	22,926
Accrued franchise tax payable	45,000	2,850	225,000
Net cash used in operating activities	(186,051)	(1,550)	(788,923)
Cash Flows from Investing Activities
Trust Account, restricted	-	-	(200,000,000)
Trust Account, interest income available for working capital and taxes	(3,239)	-	(36,800)
Purchase of marketable securities	-	-	(9,969)
Net cash used in investing activities	(3,239)	-	(200,046,769)
Cash Flows from Financing Activities
Gross proceeds from initial public offering	-	-	200,000,000
Proceeds from related party	-	6,906	219,729
Repayment of due to related party	-	-	(219,729)
Proceeds from notes payable, related party	-	-	150,000
Repayment of notes payable, related party	-	-	(150,000)
Proceeds from issuance of stock to initial stockholders	-	-	25,000
Proceeds from issuance of sponsor’s warrants	-	-	5,600,000
Payment of underwriting discount and offering expenses	-	(6,886)	(4,666,300)
Net cash provided by financing activities	-	20	200,958,700
Net (decrease) increase in cash	(189,290)	(1,530)	123,008
Cash at beginning of period	312,298	2,577	-
Cash at end of period:	$123,008	$1,047	$123,008

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrual for offering costs charged to additional paid in capital	$-	$38,205	$-

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

All activity through March 31, 2014 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Offering was declared effective on May 9, 2013.  On May 10, 2013, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  On May 15, 2013, the Company consummated the Offering and received proceeds net of the underwriter’s discount and other offering expenses of $195,333,700 and simultaneously received $5,600,000 from the issuance of 5,600,000 warrants (“sponsor’s warrants”) in a private placement (the “Private Placement”). From the proceeds, $933,700 was available for working capital and tax purposes.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

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

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $170,000, which includes approximately $37,000 held in the trust account that is available to the Company and approximately $10,000 invested in U.S. Treasury Bills.  The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, and its Chief Financial Officer, L. Dyson Dryden, to provide loans to the Company of up to $615,000.  These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $500,000 of the notes may be converted into warrants.  Based on the foregoing, the Company believes it has sufficient cash to meet its needs through February 15, 2015 (the Company’s liquidation date if no letter of intent has been executed). If the Company has executed a letter of intent, agreement in principal or definitive agreement with respect to a Business Combination, as discussed above, then the Company has until May 15, 2015.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.   These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013 filed on March 6, 2014.  The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2013 audited financial statements.  Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2013, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of March 31, 2014.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 9, 2010 (inception) through March 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At March 31, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2014 but before the condensed financial statements were available to be issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013, December 31, 2013, and March 31, 2014 there were 15,600,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Note 4 — Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At March 31, 2014, management has classified $9,986 of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At March 31, 2014, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain*

United States Treasury Notes (matures in December, 2015)	$9,969	$9,986	$17

* Included in other comprehensive income.

Note 5 — Offering Costs

Deferred offering costs consisted of legal, underwriting fees and other costs incurred that are directly related to the Offering and that were charged to stockholders’ equity upon the completion of the Offering (See Note 3).

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 6 — Commitments and Contingencies and Related Party Transactions

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

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer has agreed to provide certain administrative and support services and is reimbursed for all costs incurred.  For the three months ended March 31, 2014 and 2013, the total amount paid to these affiliates for office space and administrative and support services was $23,283 and $0, respectively and for the period from August 9, 2010 (inception) through March 31, 2014, the total amount paid to these affiliates was $86,148.

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

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013.  The lease calls for monthly rent of $6,700 plus additional fees for administrative support and includes free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the three months ended March 31, 2014 and 2013, rent expense totaled $19,429 and $0, respectively, which includes $2,680 and $0, respectively due to the straight-lining of rent.  For the period from August 9, 2010 (inception) through March 31, 2014, rent expense totaled $66,786, which includes $6,700 due to the straight-lining of the rent.  Future minimum rent payments due in 2014 are $33,500.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2014 and December 31, 2013, there are no shares of preferred stock issued or outstanding.

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

Capitol Acquisition Corp. II
(a development stage company)

Notes to Condensed Financial Statements

Note 7 — Stockholders’ Equity (continued)

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

For the three months ended March 31, 2014 and 2013, we had net losses of $241,981 and $4,400, respectively and for the period from August 9, 2010 (inception) through March 31, 2014, we had cumulative net losses of $970,246.  We incurred operating expenses for the three months ended March 31, 2014 and 2013 of $264,978 and $4,400, respectively, and for the period from August 9, 2010 (inception) through March 31, 2014 of $1,020,877.  These costs consist mainly of professional and consulting fees, rent, office administrative costs and Delaware franchise tax.  We incurred offering costs of $666,300 with regard to the offering which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of March 31, 2014, we have cash of $123,008 and marketable securities of $9,986.  In addition, we had $200,036,800 in cash and equivalents held in trust, of which $36,800 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a business combination or to convert our common shares, in certain circumstances.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of March 31, 2014, $30,000 of interest earned that can be utilized for working capital purposes has been released to us.

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

We have experienced significant recurring net operating losses as well as negative cash flows from operations.  Our main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. We currently have a cash position of approximately $170,000, which includes approximately $37,000 held in the trust account available to us and approximately $10,000 invested in U.S. Treasury Bills.  Our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have also committed to provide loans to us of up to $615,000. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants.  Based on the foregoing, we believe we have sufficient cash to meet our needs through February 15, 2015 (the Company’s liquidation date if no letter of intent has been executed).  If the Company has executed a letter of intent, agreement in principal or definitive agreement with respect to a Business Combination, as discussed above, then the Company has until May 15, 2015.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through March 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we have neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $200.0 million (which includes $8.0 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of March 31, 2014, the balance of the trust account was $200.0 million. We are allowed to use $1.75 million (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less.  As of March 31, 2014, the effective annualized interest rate payable on our Treasury Bills was approximately 0.05%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $200,933,700. Of this amount, $200,000,000 we received from the sale of units in the offering and private placement of sponsor’s warrants was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Commitment Letter from CEO and CFO.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 7, 2014