Form 10-Q
period 2014-09-30
Capitol Acquisition Corp. II
filed 2014-11-06
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

As of November 6, 2014, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Capitol Acquisition Corp. II

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$177,008	$312,298
Investment in marketable securities	10,001	9,973
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	1,829	33,561
Accrued interest receivable	19,770	4,333
Prepaid expenses and other current assets	106,062	53,917
Total current assets	314,670	414,082

Cash and cash equivalents held in trust account, restricted	200,000,000	200,000,000
Other assets	-	13,400
Total assets	$200,314,670	$200,427,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,182	$13,023
Accrued franchise tax payable	315,000	180,000
Due to related parties	470,000	-
Deferred rent	-	4,020
Total current liabilities	829,182	197,043

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	187,982,148

Stockholders’ equity
Preferred, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2014 (1) and December 31, 2013 (1)	620	620
Additional paid-in-capital	12,975,932	12,975,932
Accumulated deficit	(1,473,244)	(728,265)
Accumulated other comprehensive income	32	4
Total stockholders’ equity	11,503,340	12,248,291
Total liabilities and stockholders’ equity	$200,314,670	$200,427,482

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements

Capitol Acquisition Corp. II

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Revenue	$-	$-	$-	$-

Operating Expenses	247,524	291,762	791,507	497,841
Loss from operations	(247,524)	(291,762)	(791,507)	(497,841)

Other income and (expense)
Interest expense	(11,989)	-	(28,189)	-
Interest income	20,148	19,017	74,717	25,070
Total other income	8,159	19,017	46,528	25,070

Net loss	$(239,365)	$(272,745)	$(744,979)	$(472,771)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,201,785	6,201,785	6,201,785	5,697,795

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.08)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013 (see Note 7)

(2)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II

Statements of Comprehensive Loss

(unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Net loss	$(239,365)	$(272,745)	$(744,979)	$(472,771)

Other comprehensive income, net of tax:

Unrealized gain on securities	2	-	30	-

Comprehensive loss	$(239,363)	$(272,745)	$(744,949)	$(472,771)

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II

Condensed Statement of Cash Flows

(unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Cash Flows from Operating Activities
Net loss	$(744,979)	$(472,771)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	(4,020)	1,340
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,745)	(79,625)
Accrued interest receivable	(15,437)	(2,000)
Other assets	-	(13,400)
Accounts payable and accrued expenses	31,159	9,457
Accrued franchise tax payable	135,000	135,000
Net cash used in operating activities	(637,022)	(421,999)

Cash Flows from Investing Activities
Trust Account, restricted	-	(200,000,000)
Trust Account, interest income available for working capital and taxes	31,732	(23,070)
Net cash provided by (used in) investing activities	31,732	(200,023,070)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	-	200,000,000
Advances from (due to) related parties	470,000	(41)
Proceeds from notes payable, related party	-	-
Repayment of notes payable, related party	-	(150,000)
Proceeds from issuance of sponsor’s warrants	-	5,600,000
Payment of underwriting discount and offering expenses	-	(4,465,277)
Net cash provided by financing activities	470,000	200,984,682
Net (decrease) increase in cash	(135,290)	539,613
Net cash beginning of period	312,298	2,577
Net cash end of period	$177,008	$542,190

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrual for offering costs charged to additional paid-in-capital	$-	$35,825

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$633	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 1 - Organization, Plan of Business Operations and Liquidity

Capitol Acquisition Corp. II (the “Company”) was incorporated in Delaware on August 9, 2010 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through September 30, 2014 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 1 - Organization, Plan of Business Operations and Liquidity (continued)

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

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $179,000, which includes approximately $1,800 held in the trust account that is available to the Company. In addition, the Company has approximately $10,000 invested in U.S. Treasury Bills.  The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, and its Chief Financial Officer, L. Dyson Dryden, to provide loans to the Company of up to $615,000. To this end, in May 2014 and September 2014, an aggregate of $470,000 was advanced under these loan commitments.  These loans are evidenced by non-interest bearing notes and will either be repaid upon the consummation of a Business Combination or up to $500,000 of the notes may be converted into warrants.  Based on the foregoing, the Company believes it has sufficient cash to meet its needs through February 15, 2015 (the Company’s liquidation date if no letter of intent has been executed). If the Company has executed a letter of intent, agreement in principal or definitive agreement with respect to a Business Combination, as discussed above, then the Company has until May 15, 2015.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.   These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013 filed on March 6, 2014.  The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2013 audited financial statements.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2013, 2012 and 2011 and the period from August 9, 2010 (inception) through December 31, 2010 remain subject to examination as of September 30, 2014.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three and nine months ended September 30, 2014 and 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At September 30, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies (continued)

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2014 but before the condensed financial statements were issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 - Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013, December 31, 2013, and September 30, 2014 there were 15,600,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 3 - Initial Public Offering and Insider Warrants (continued)

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

Note 4 - Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At September 30, 2014, management has classified $10,001 of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At September 30, 2014, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain*

United States Treasury Notes (matures in December, 2015)	$9,969	$10,001	$32

* Included in other comprehensive income.

Note 5 – Due to Related Parties

On May 20, 2014 and September 22, 2014, (i) an entity controlled by the Company’s chief executive officer and (ii) the Company’s chief financial officer (the “Lenders”) loaned the Company an aggregate of $250,000 and $220,000, respectively. The loans are evidenced by unsecured promissory notes issued to both the chief executive officer and chief financial officer. The loans are non-interest bearing and are payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination. Upon consummation of a business combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in its initial public offering except that such warrants will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the Lenders convert the entire principal balance of the notes, they would receive warrants to purchase an aggregate of 470,000 shares of the Company’s common stock. If a business combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its trust account established in connection with the initial public offering.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 6 - Commitments and Contingencies and Related Party Transactions

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

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer has agreed to provide certain administrative and support services and is reimbursed for all costs incurred.  For the nine months ended September 30, 2014 and 2013, the total amount paid to these affiliates for office space and administrative and support services was $68,627 and $35,323, respectively; and for the three months ended September 30, 2014 and 2013 the total amount paid to these affiliates was $22,500 in each year.

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

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013 and expiring on August 31, 2014. The lease called for monthly rent of $6,700 plus additional fees for administrative support and included free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the nine months ended September 30, 2014 and 2013, rent expense totaled $54,237 and $27,387, respectively; and for the three months ended September 30, 2014 and 2013, rent expense totaled $15,424 and $27,387, respectively.

On September 1, 2014, the Company entered into a month to month agreement for the utilization of office space and support services in New York for $4,050 per month plus additional fees for administrative items.

Note 7 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2014 and December 31, 2013, there are no shares of preferred stock issued or outstanding.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 7 - Stockholders’ Equity (continued)

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

For the three months ended September 30, 2014 and 2013, we had net losses of $239,365 and $272,745, respectively, and for the nine months ended September 30, 2014 and 2013, we had net losses of $744,979 and $472,771.  We incurred operating expenses for the three months ended September 30, 2014 and 2013 of $247,524 and $291,762, respectively, and for the nine months ended September 30, 2014 and 2013 of $791,507 and $497,841, respectively. These costs consist mainly of professional and consulting fees, rent, office administrative costs and Delaware franchise tax.  We incurred offering costs of $666,300 with regard to the offering which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $177,008 and marketable securities of $10,001.  In addition, we had $200,001,829 in cash and equivalents held in trust, of which $1,829 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a business combination or to convert our common shares, in certain circumstances.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of September 30, 2014, $91,000 of interest earned that can be utilized for working capital purposes has been released to us.

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

We have experienced significant recurring net operating losses as well as negative cash flows from operations.  Our main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. We currently have a cash position of approximately $179,000, which includes approximately $1,800 held in the trust account available to us. In addition, we have approximately $10,000 invested in U.S. Treasury Bills.  Our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have also committed to provide loans to us of up to $615,000. To this end, in May 2014 and September 2014, an aggregate of $470,000 was advanced under these loan commitments. These loans are evidenced by non-interest bearing notes and will either be repaid upon the consummation of a business combination or may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants.  Based on the foregoing, we believe we have sufficient cash to meet our needs through February 15, 2015 (the Company’s liquidation date if no letter of intent has been executed).  If the Company has executed a letter of intent, agreement in principal or definitive agreement with respect to a Business Combination, as discussed above, then the Company has until May 15, 2015.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through September 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we have neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $200.0 million (which includes $8.0 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of September 30, 2014, the balance of the trust account was $200.0 million. We are allowed to use $1.75 million (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less.   As of September 30, 2014, the effective annualized interest rate payable on Treasury Bills was approximately .04%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Form of Promissory Note issued to Capitol Acquisition Management 2 LLC and L. Dyson Dryden (included in exhibit 10.2 in the Registrant's Quarterly Report on Form 10Q filed on August 6, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 6, 2014

