Form 10-K
period 2014-12-31
Capitol Acquisition Corp. II
filed 2015-03-13
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $196,400,000 based on its last reported sales price of $9.82 on NASDAQ Stock Market LLC.

As of March 13, 2015, there were 25,000,000 shares of common stock, $0.0001 par value per share, outstanding.

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

We maintain a website located at http://www.capitolacquisition.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16 (a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained on our website to be a part of this Annual Report on Form 10-K.

In addition, you can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Washington, D.C. 20549.

You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

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

Merger Agreement

On March 9, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argo Expeditions, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“LLC Sub”), Argo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LLC Sub (“Merger Sub”), and Lindblad Expeditions, Inc., a New York corporation (“Lindblad”).

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Lindblad to form an interim corporation (“Interim Corporation”), and such Interim Corporation shall immediately thereafter be merged with and into LLC Sub to form the surviving company as our wholly-owned subsidiary. In connection with the transaction, the stockholders of Lindblad will receive merger consideration having an aggregate value of approximately $330,000,000, comprised of approximately $90,000,000 in cash and approximately 24,000,000 shares of our common stock, including options to purchase shares of our common stock.

Lindblad is an expedition travel company that works in partnership with National Geographic to inspire people to explore and care about the planet. The organizations work in tandem to produce innovative marine expedition programs and to promote conservation and sustainable tourism around the world. The partnership’s educationally oriented voyages allow guests to interact with and learn from leading scientists, naturalists and researchers while discovering stunning natural environments, above and below the sea, through state-of-the-art exploration tools

The proposed transaction is expected to be consummated by May 15, 2015, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in our Current Report on Form 8-K filed on March 10, 2015 (the “Merger Form 8-K”) and in the Merger Agreement.

The description of the Merger Agreement and the transactions contemplated thereby contained in the Merger Form 8-K is incorporated herein by reference.

Effecting a Business Combination

Fair Market Value of Target Business

Pursuant to the NASDAQ Stock Market LLC listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Our board of directors determined that this test was met in connection with the proposed business combination with Lindblad.

Stockholder Approval of Business Combination

In connection with the proposed business combination with Lindblad, we will seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid, subject to the limitations described herein. The amount in the trust account is currently approximately $10.00 per share. We will consummate our initial business combination only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Voting Restrictions in Connection with Stockholder Meeting

In connection with the vote for the proposed business combination with Lindblad, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against the proposed business combination with Lindblad, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of the proposed business combination and that we have at least $5 million of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by our sponsor, officers, directors or their affiliates would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

In connection with the proposed business combination with Lindblad, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 10% or more of the shares of common stock sold in the Offering. Such a public stockholder would still be entitled to vote against the proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve the proposed business combination with Lindblad and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price.

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

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for the proposed business combination with Lindblad will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the proposed business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we have until May 15, 2015 to complete the business combination with Lindblad. If we do not complete an initial business combination by such date, our amended and restated certificate of incorporation provides that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by May 15, 2015. If, nevertheless, such an amendment is approved by our stockholders, we will provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 15, 2015 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

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

If we succeed in effecting a business combination with Lindblad, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Lindblad’s competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

Prior to completion of a business combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. We do not have any full time employees as of the date of this Form 10-K and we do not plan to have any full time employees prior to the consummation of the business combination with Lindblad.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Lindblad. In addition, if we succeed in effecting the business combination, we will face additional and different risks and uncertainties related to the business of Lindblad. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the business combination.

We are a blank check company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as Lindblad is acquired you will have no basis of evaluating the value of your investment. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until May 15, 2015 or later before receiving distributions from the trust account.

We have until May 15, 2015 to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date.

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

In connection with the business combination with Lindblad, we will issue shares of common stock which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 159,400,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants). Upon consummation of the business combination with Lindblad, we have agreed to issue an aggregate of 24,000,000 shares of common stock.Accordingly, your equity interest in our company will be significantly reduced.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account and loans made available to us by our officers, directors or affiliates to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

We have $38,632 available to us outside the trust account and $22,421 of interest income held in the trust account available to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to complete our initial business combination with Lindblad, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to cease operations. As of December 31, 2014, our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden (the "Lenders"), had loaned us an aggregate of $470,000. On January 27, 2015, the Lenders loaned the Company an additional $191,329. On March 3, 2015, the Lenders loaned us an additional $425,000, which is not convertible. These loans, and any future loans, are evidenced by notes and would either be repaid upon the consummation of a business combination or up to $500,000 of the notes may be converted into warrants at a price of $1.00 per warrant, which warrants would be identical to the sponsor’s warrants. The Lenders have committed to providing us additional loans of up to $375,000. Based on the foregoing, we believe we have sufficient cash to meet our needs through at least May 15, 2015. Our sponsor, officers and directors or their affiliates may, but are not required to, loan us additional funds in any amount they deem reasonable at their discretion.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time period, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.00 per share held in the trust account as of December 31, 2014, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.00 per share held in the trust account as of December 31, 2014.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 15, 2015. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom will join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future.. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Our officers and directors may not have significant experience or knowledge regarding the industry in which Lindblad operates.

We cannot assure you that our officers and directors have enough experience or have sufficient knowledge relating to the travel services and cruise industries to make an informed decision regarding a business combination with Lindblad.

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

Our officers’ and directors’ personal and financial interests may have influenced their motivation in determining whether Lindblad is appropriate for a business combination.

All of our officers and directors own founder shares. Such individuals have waived their right to receive distributions from the trust account with respect to their founder shares if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the sponsor’s warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may have influenced their motivation in identifying and selecting Lindblad with which to complete a business combination.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NASDAQ Stock Market LLC (“NASDAQ”), a national securities exchange. On January 2, 2015, we received a notice from the NASDAQ Listing Qualifications Department stating that we failed to solicit proxies and hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2013, as required by NASDAQ Listing Rules 5620(a) and (b) and were therefore subject to delisting. We appealed this determination and on February 9, 2015, we received notice that NASDAQ had granted our request for continued listing, subject to certain conditions, including without limitation, that on or before May 15, 2015, we complete an initial business combination. Failure to comply with the conditions could result in the delisting of our securities from NASDAQ. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We will only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent on the performance of Lindblad.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

The ability of our stockholders to exercise their conversion rights may not allow us to complete the business combination with Lindblad.

Pursuant to the Merger Agreement, we are obligated to pay Lindblad’s shareholders $90,000,000 in cash. If, because of payments made to converting stockholders and other transaction costs, there are insufficient funds to pay the $90,000,000 cash portion of the merger consideration, we may need to raise additional financing in order to consummate the business combination. There can be no assurance that we will be able to raise such additional financing on favorable terms or at all.

In connection with the vote to approve the business combination with Lindblad, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

In connection with the vote to approve the business combination with Lindblad, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in the prospectus for our Offering and in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate the business combination with Lindblad only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 10% of the public shares.

In connection with the vote to approve the proposed business combination with Lindblad, we will offer each public stockholder (but not holders of our founder shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 10% of the public shares. Accordingly, if you hold more than 10% of the public shares and the proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold the shares in excess of 10% or sell them in the open market. We cannot assure you that the value of such excess shares will appreciate over time following the business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares in connection with the proposed business combination with Lindblad to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with the proposed business combination with Lindblad to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Our sponsor, officers and directors collectively own 20% of our issued and outstanding shares of common stock. In connection with the vote for the proposed business combination with Lindblad, our sponsor, as well as all of our officers and directors, have agreed to vote their founder shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Lindblad is privately held, which may present certain challenges to us, including the lack of available information on its operations.

Lindblad is privately held. We are relying on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in Lindblad. If we are unable to uncover all material information about Lindblad, we may not make a fully informed investment decision, and you may lose money on your investments.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Lindblad may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of Lindblad to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the proposed business combination. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our principal executive offices at 509 7th Street, N.W., Washington, D.C. 20004. The cost for this office is included in the aggregate $7,500 per-month fee Venturehouse Group, LLC, an affiliate of Mark D. Ein, our chief executive officer, commenced charging us for office space, utilities and administrative services on consummation of our Offering. We believe, based on rents and fees for similar services in the Washington, D.C. area that the fee charged by Venturehouse Group, LLC is at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of the business combination with Lindblad, this arrangement would cease.

The Company has a month to month agreement for office space and support services in New York, New York. The agreement calls for monthly rent of $4,050 plus additional fees for administrative.

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

	Common Stock		Warrants		Units
Period	High	Low	High	Low	High	Low
2015:
First Quarter*	$10.00	$9.80	$1.10	$0.26	$10.44	$9.95

2014:
Fourth Quarter	$9.88	$7.86	$0.54	$0.32	$10.37	$9.90
Third Quarter	$10.05	$8.90	$0.55	$0.28	$10.60	$9.97
Second Quarter	10.53	9.66	0.69	0.49	$12.21	$9.90
First Quarter	$9.89	$9.62	$0.65	$0.49	$10.95	$10.05

2013:
Fourth Quarter	$9.75	$9.61	$0.79	$0.60	$12.95	$10.15
Third Quarter**	$10.10	$9.50	$1.05	$0.40	$10.24	$10.02
Second Quarter**	--	--	--	--	$10.15	$10.00

* Through March 11, 2015.

** Trading commenced May 10, 2013 for our units and July 1, 2013 for our warrants and common stock.

Holders

As of March 11, 2015, there was one holder of record of our units, six holders of record of our shares of common stock and six holders of record of our warrants. Management believes we have in excess of 300 beneficial holders of our securities.

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

Since our Offering and through March 10, 2015, we have withdrawn $120,000 from the interest income earned on the trust account for our working capital and tax obligations.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2014.

Item 6. Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

Income Statement Data:	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Revenue	$--	$--	$--	$--
Loss from operations	(1,052,701)	(748,654)	(4,768)	(2,477)
Interest income	82,082	37,894	--	--
Interest expense	(41,689)	(10,260)	--	--
Net loss attributable to common shareholders	(1,012,308)	(721,020)	(4,768)	(2,477)
Basic and diluted net income per share	(.16)	(.12)	--	--
Weighted average shares outstanding excluding shares subject to possible conversion – basic and diluted	6,201,785	5,824,828	5,175,000	5,175,000

Balance Sheet Data:	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011

Working capital	$(781,844)	$217,039	$(147,443)	$(115,175)
Trust account, restricted	$200,000,000	$200,000,000	$--	$--
Total assets	$200,129,715	$200,427,482	$167,775	$167,775
Total liabilities	$911,559	$197,043	$150,020	$150,020
Value of common stock which may be redeemed for cash ($10.00 per share)	$187,982,148	$187,982,148	$--	$--
Stockholders’ equity	$11,236,008	$12,248,291	$17,755	$22,523

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

We presently have no revenue, have had losses since inception from incurring formation costs and have had no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on May 15, 2013 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates and the negotiation of the Merger Agreement with Lindblad, and we will not generate any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We currently incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2014, 2013, and 2012 we had net losses of $1,012,308, $721,020, and $4,768, respectively. We incurred operating expenses for the years ended December 31, 2014, 2013, and 2012 of $1,052,701, $748,654 and $4,768, respectively. These costs consist mainly of professional and consulting fees, rent, office administrative costs and Delaware franchise tax. We incurred offering costs of $666,300 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $28,634 and marketable securities of $9,998. In addition, we had $200,022,421 in cash and equivalents held in trust, of which $22,421 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a business combination or to convert our common shares, in certain circumstances. Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate and the negotiation of the Merger Agreement with Lindblad. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of December 31, 2014, $91,000 of interest that can be utilized for working capital purposes had been released to us.

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

We have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. We currently have a cash position of approximately $61,000, which includes approximately $22,000 held in the trust account available to us and approximately $10,000 invested in U.S. Treasury Bills.

Our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have provided certain loans to us to fund our operations. On September 22, 2014 and May 20, 2014, Capitol Acquisition Management 2 LLC, an entity controlled by Mr. Ein, and Mr. Dryden (collectively, the “Lenders”), loaned the Company $220,000 and $250,000, respectively. On January 27, 2015, the Lenders loaned the Company an aggregate of an additional $191,329 which is not convertible. On March 3, 2015, the Lenders loaned the Company an additional $425,000, which is not convertible. These loans are evidenced by unsecured promissory notes issued to the Lenders. The loans are non interest bearing and are payable at the consummation of a business combination. Upon consummation of a business combination, $470,000 of the principal balance of the notes may be converted, at the holders’ option to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued in our initial public offering except that such warrants will be non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. Furthermore, the Lenders have committed to providing additional loans to us of up to $375,000. Based on the foregoing, we believe we have sufficient cash to meet our needs through May 15, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the ASU is to require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

From our inception through December 31, 2014, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $200.0 million (which includes $8.0 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of December 31, 2014, the balance of the trust account was $200.0 million. We are allowed to use $1.75 million (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of December 31, 2014, the effective annualized interest rate payable on our Treasury Bills was approximately 0.01%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2014. Based on this evaluation, our principal executive, financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The JOBS Act permits an emerging growth company such as us to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. Among these provisions is an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. We have elected to rely on this exemption and are not providing such an attestation from our auditors.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are set forth below. Information about the individuals who will serve as our directors and executive officers upon completion of the business combination with Lindblad, as well as the composition of our audit, nominating and compensation committees, will be set forth in the proxy statement for the meeting to be called to approve such business combination.

Name	Age	Position
Mark D. Ein	50	Chairman, Chief Executive Officer, Treasurer, Secretary and Director
L. Dyson Dryden	39	Chief Financial Officer and Director
Lawrence Calcano	51	Director
Richard C. Donaldson	55	Director
Piyush Sodha	56	Director

Mark D. Ein has served as our Chairman, Chief Executive Officer, Treasurer, Secretary and Director since our inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 22 year career. From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. Since October 2009, Mr. Ein has served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. An entity owned by Mr. Ein is also the majority owner and managing member, and Mr. Ein is Co-Chairman, of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. Mr. Ein also founded, and is the owner of, the Washington Kastles, the World Team Tennis franchise in Washington, D.C., in 2008. From 1992 to 1999, Mr. Ein was a Principal with The Carlyle Group, a global private equity firm. Mr. Ein worked for Brentwood Associates, a West Coast growth-focused private equity firm, from 1989 to 1990 and for Goldman, Sachs & Co. in the real estate and mortgage finance group from 1986 to 1989. Mr. Ein is the chairman of the board of VSGi, a video conferencing, telepresence, and audi-visual integration company. Mr. Ein is the Chairman of the Board of the District of Columbia Public Education Fund, a non-profit organization that catalyzes private sector support for the Washington, D.C. public school system. He also serves on the board of directors of The District of Columbia College Access Program (DC-CAP), a non-profit organization supporting the academic success of Washington, D.C. area public high school students, the United States Tennis Association and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. He previously served on the Boards of Directors of The Foundation for the National Institutes of Health (NIH), the SEED Foundation, The Economic Club of Washington, D.C., The Washington Tennis & Education Foundation and The Wolf Trap Center for the Performing Art as well as the Advisory Board of The Tennis Center at College Park (TCCP), the Steering Committee for the Business Executives for National Security (BENS) DC, the selection Committee for the George J. Mitchell Scholarship program, the Trustees Council of The National Gallery of Art and the Donor Advisory Group for the FasterCures Philanthropy Advisory Service. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School. We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Capitol I.

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

Lawrence Calcano has served as a member of our Board of Directors since March 2013. Mr. Calcano is one of the Managing Partners of iCapital Network where he is responsible for the Company’s Investor Network and business development. Prior to iCapital Network, Mr. Calcano co-founded i1 Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. He continues to serve on the Board of Directors of Bite Tech, Inc. From October 2007 until its merger with Two Harbors in October 2009, Mr. Calcano served as a member of the Board of Directors of Capitol I. From 1990 to June 2007, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano is a director of 1-800-FLOWERS.COM, Inc., a Nasdaq listed provider of flowers and plants, gift baskets, gourmet foods and confections. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar. We believe Mr. Calcano is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I.

Richard C. Donaldson has served as a member of our Board of Directors since March 2013. Mr. Donaldson has been with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, as an attorney since 1985, where he is a Partner, and has served as Pillsbury’s Chief Operating Officer since June 2006. As Chief Operating Officer, Mr. Donaldson oversees the finances, capital structure and operations of Pillsbury, with nearly 650 lawyers, $560 million in 2014 revenues and 15 offices across the United States and overseas. Mr. Donaldson serves on the Pillsbury Executive Team and has been a member of Pillsbury’s Board of Directors since 2006. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. Mr. Donaldson also serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985. We believe Mr. Donaldson is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Corporate Governance

Audit Committee

Our audit committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

Our compensation committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, prior to the consummation of our initial business combination with Lindblad, the compensation committee will only be responsible for the review and recommendation of the compensation arrangements to be entered into in connection with such initial business combination.

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

The Merger Agreement contemplates that Messrs. Ein and Dryden will remain directors of our company following consummation of our business combination with Lindblad. Any compensation paid to them as directors will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 11, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Mark D. Ein	3,736,667	(2)	14.9%
L. Dyson Dryden	1,130,001	(3)	4.5%
Lawrence Calcano	44,444	(4)	*
Richard C. Donaldson	44,444	(4)	*
Piyush Sodha	44,444	(4)	*
Capitol Acquisition Management 2 LLC	3,736,667	(5)	14.9%
T. Rowe Price Associates, Inc.	1,799,790	(6)	7.2%
Fir Tree Inc.	1,782,000	(7)	7.1%
BlueMountain Capital Management, LLC	1,250,772	(8)	5.0%
AQR Capital Management, LLC	1,781,900	(9)	7.1%
Pentwater Capital Management LP	1,350,150	(10)	5.3%
TD Asset Management Inc.	1,250,000	(11)	5.0%
All directors and executive officers as a group (five individuals)	5,000,000	(12)	20.0%

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Represents shares held by Capitol Acquisition Management 2 LLC, of which Leland Investments Inc., an entity controlled by Mr. Ein, is the sole member. Does not include 3,652,175 shares issuable upon exercise of sponsor’s warrants held by Capitol Acquisition Management 2 LLC that are not exercisable. Does not include promissory notes convertible to 352,500 warrants at a price of $1.00 per warrant.

(3)	Does not include 1,217,391 shares issuable upon exercise of sponsor’s warrants that are not exercisable. Does not include promissory notes convertible to 117,500 warrants at a price of $1.00 per warrant.

(4)	Does not include 243,478 shares issuable upon exercise of sponsor’s warrants that are not exercisable.

(5)	Does not include 3,652,175 shares issuable upon exercise of sponsor’s warrants held by Capitol Acquisition Management 2 LLC that are not exercisable.

(6)	The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. Information derived from a Schedule 13G/A filed on February 10, 2015.

(7)	The business address of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. Information derived from a Schedule 13G filed on February 13, 2014.

(8)	The business address of BlueMountain Capital Management LLC is 280 Park Avenue, 5th Floor East, New York, New York 10017. Represents shares held by entities which BlueMountain Capital Management LLC acts as investment manager to, and exercises investment discretion over. Information derived from a Schedule 13G/A filed on February 5, 2015.

(9)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830. Information derived from a Schedule 13G/A filed on February 17, 2015.

(10)	The business address of Pentwater Capital Management LP is 614 Davis Street, Evanston, Illinois 60201. Information derived from a Schedule 13G/A filed on February 10, 2015.

(11)	The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2. Information derived from a Schedule 13G filed on February 12, 2015.

(12)	Does not include 5,600,000 shares issuable upon exercise of sponsor’s warrants that are not exercisable.

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

In connection with the proposed business combination with Lindblad, our sponsor, officers and directors have agred to make a charitable contribution of 500,000 founder shares, including 125,000 founder forfeiture shares, to the Lindblad Expeditions-National Geographic Joint Fund for Exploration and Conservation. Such shares will continue to be subject to the terms of the escrow agreement described above.

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

If necessary to meet our working capital needs, our officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. As of December 31, 2014, our officers, directors and initial shareholders have loaned us an aggregate of $470,000. Subsequent to December 31, 2014, our officers, directors and initial shareholders lent us an additional $616,329 in the aggregate. Each loan is evidenced by a promissory note. The notes will either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $470,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the sponsor’s warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

In order to meet our working capital needs, our Chief Executive Officer, Mark D. Ein, and our Chief Financial Officer, L. Dyson Dryden, have provided certain loans to us. On September 22, 2014 and May 20, 2014, Capitol Acquisition Management 2 LLC, an entity controlled by Mr. Ein, and Mr. Dryden (collectively, the “Lenders”), loaned the Company $220,000 and $250,000, respectively. On January 27, 2015, the Lenders loaned the Company as additional $191,329 in the aggregate. On March 3, 2015, the Lenders loaned the Company an additional $425,000, which is not convertible. These loans are evidenced by unsecured promissory notes issued to the Lenders. The loans are non interest bearing and are payable at the consummation of a business combination. Upon consummation of a business combination, $470,000 of the principal balance of the outstanding notes may be converted, at the holders’ option to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued in our initial public offering except that such warrants will be non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. Furthermore, the Lenders have committed to providing us additional loans of up to $375,000. Our sponsor, officers and directors or their affiliates may, but are not required to, loan us additional funds in any amount they deem reasonable at their discretion.

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

Venturehouse Group, LLC, an affiliate of Mark D. Ein, has agreed that, commencing on May 10, 2013 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Venturehouse Group, LLC $7,500 per month for these services. Mr. Ein is the Chief Executive Officer of Venturehouse Group, LLC. Accordingly, Mr. Ein will benefit from the transaction to the extent of his interest in Venturehouse Group, LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Ein compensation in lieu of a salary. We believe, based on rents and fees for similar services in the D.C. metropolitan area,that the fee charged by Venturehouse Group, LLC is at least as favorable as we could have obtained from an unaffiliated person. Other than this $7,500 per month fee, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our sponsor, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, Messrs. Ein or Dryden may be paid director compensation for continuing to serve as directors of our company. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

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

Audit Fees

During the year ended December 31, 2014 and 2013 audit fees for our independent registered public accounting firm were $48,960 and $68,150, respectively.

Audit-Related Fees

During the year ended December 31, 2014 and 2013, audit related fees from our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the year ended December 31, 2014 and 2013, fees for tax services were $0 and $0, respectively.

All Other Fees

During the year ended December 31, 2014 and 2013, fees for other services were $0 and $0, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Shareholders’ Equity	F-6-F-7
Statements of Cash Flows	F-8-F-9
Notes to Financial Statements	F-10-F-18

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	May 15, 2013
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Unit Certificate.	By Reference	S-1/A	April 15, 2013
4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	April 15, 2013
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	April 29, 2013
4.4	Warrant Agreement.	By Reference	8-K	May 15, 2013
10.1	Letter Agreement signed by each of Capitol Acquisition Management 2 LLC and Mark D. Ein.	By Reference	8-K	May 15, 2013
10.2	Letter Agreement signed by L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Soda and Richard C. Donaldson.	By Reference	8-K	May 15, 2013
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	May 15, 2013
10.5	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden	By Reference	8-K	May 15, 2013
10.7	Sponsor Warrants Purchase Agreement among the Company, Graubard Miller and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013

Exhibit No.	Description	Included	Form	Filing Date
10.8	Form of Administrative Services Agent between the Registrant and Venturehouse Group, LLC.	By Reference	S-1/A	April 29, 2013
10.9	Promissory Note issued to Leland Investments Inc.	By Reference	S-1	February 15, 2011
10.10	Form of Convertible Promissory Note	By Reference	10-Q	August 6, 2014
10.11	Loan Commitment Letter	By Reference	10-Q	August 6, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	October 3, 2013
99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	October 3, 2013
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2015.

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

Name	Title	Date

/s/ Mark D. Ein	Chairman, Chief Executive Officer, Treasurer,	March 13, 2015
Mark D. Ein	Secretary and Director (Principal Executive Officer)

/s/ L. Dyson Dryden	Chief Financial Officer (Principal Financial and	March 13, 2015
L. Dyson Dryden	Accounting Officer)

/s/ Lawrence Calcano	Director	March 13, 2015
Lawrence Calcano

/s/ Richard C. Donaldson	Director	March 13, 2015
Richard C. Donaldson

/s/ Piyush Sodha	Director	March 13, 2015
Piyush Sodha

Capitol Acquisition Corp. II

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2014 and 2013	F-3
Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-4
Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	F-5
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	F-6
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-7
Notes to Financial Statements	F-8 – F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Capitol Acquisition Corp. II

We have audited the accompanying balance sheets of Capitol Acquisition Corp. II (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material.respects, the financial position of Capitol Acquisition Corp. II as of December 31, 2014 and 2013 and results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 13, 2015

Capitol Acquisition Corp. II

Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$28,634	$312,298
Investment in marketable securities	9,998	9,973
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	22,421	33,561
Accrued interest receivable	6,530	4,333
Prepaid expenses and other current assets	62,132	53,917
Total current assets	129,715	414,082

Cash and cash equivalents held in trust account, restricted	200,000,000	200,000,000
Other assets	-	13,400
Total current assets	$200,129,715	$200,427,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$81,559	$13,023
Accrued franchise tax payable	360,000	180,000
Due to related parties	470,000	-
Deferred rent	-	4,020
Total current liabilities	911,559	197,043

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares at redemption value	187,982,148	187,982,148

Stockholders’ equity
Preferred, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding (1)(2)	620	620
Additional paid-in-capital	12,975,932	12,975,932
Accumulated deficit	(1,740,573)	(728,265)
Accumulated other comprehensive income	29	4
Total stockholders’ equity	11,236,008	12,248,291
Total liabilities and stockholders’ equity	$200,129,715	$200,427,482

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

(2)	175,000 of initial stockholders’ shares were forfeited in 2013 due to a partial exercise of the underwriters’ over-allotment.

The accompanying notes are an integral part of these financial statements

Capitol Acquisition Corp. II

Statements of Operations

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Revenue	$-	$-	$-

Operating Expenses	1,052,701	748,654	4,768
Loss from operations	(1,052,701)	(748,654)	(4,768)

Other income and (expense)
Interest expense	(41,689)	(10,260)	-
Interest income	82,082	37,894	-
Total other income	40,393	27,634	-

Net loss	$(1,012,308)	$(721,020)	$(4,768)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,201,785	5,824,828	5,175,000

Basic and diluted net loss per share	$(0.16)	$(0.12)	$-

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.
(2)	Share amounts for 2012 have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013

The accompanying notes are an integral part of these financial statements.

F-4

Capitol Acquisition Corp. II

Statements of Comprehensive Loss

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Net loss	$(1,012,308)	$(721,020)	$(4,768)

Other comprehensive income, net of tax:

Unrealized gain on securities	25	4	-

Comprehensive loss	$(1,012,283)	$(721,016)	$(4,768)

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II

Statement of Changes in Stockholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

	Common Stock		Additional paid –in	Deficit accumulated during development	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stage	income	equity

Balance, January 1, 2012	5,175,000	$517	$24,483	$(2,477)	$-	$22,523
Net loss for the year ended December 31, 2012	-	-	-	(4,768)	-	(4,768)
Balance, December 31, 2012	5,175,000	517	24,483	(7,245)	-	17,755
Sale of 20,000,000 units, net of underwriters’ discount and offering expenses (includes 18,798,215 shares subject to possible conversion) on May 15, 2013	20,000,000	2,000	195,331,700	-	-	195,333,700
Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(17)	17	-	-	-
Proceeds subject to possible conversion of 18,798,215 shares	-	(1,880)	(187,980,268)	-	-	(187,982,148)
Proceeds from issuance of sponsor’s warrants, at $1 per warrant	-	-	5,600,000	-	-	5,600,000
Net loss for the year ended December 31, 2013	-	-	-	(721,020)		(721,020)
Other comprehensive income	-				4	4
Balance, December 31, 2013	25,000,000	620	12,975,932	(728,265)	4	12,248,291
Net loss for the year ended December 31, 2014	-	-	-	(1,012,308)		(1,012,308)
Other comprehensive income	-				25	25
Balance, December 31, 2014	25,000,000	$620	$12,975,932	$(1,740,573)	$29	$11,236,008

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.
(2)	Share amounts for 2012 have been retroactively restated to reflect the contribution to the Company of 105,184 shares by the Company’s Sponsor on March 25, 2013 and a stock dividend of 0.2 shares for each outstanding share of common stock on May 9, 2013

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II

Statements of Cash Flows

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Cash Flows from Operating Activities
Net loss	$(1,012,308)	$(721,020)	$(4,768)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	(4,020)	4,020	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,215)	(53,917)	-
Accrued interest receivable	(2,197)	(4,333)	-
Other assets	13,400	(13,400)	1,256
Accounts payable and accrued expenses	68,536	193,003	-
Accrued franchise tax payable	180,000	-	-
Net cash used in operating activities	(764,804)	(595,647)	(3,512)

Cash Flows from Investing Activities
Trust Account, restricted	-	(200,000,000)	-
Trust Account, interest income available for working capital and taxes	11,140	(33,561)	-
Purchase of marketable securities	-	(9,969)	-
Net cash provided by (used in) investing activities	11,140	(200,043,530)	-

Cash Flows from Financing Activities
Gross proceeds from initial public offering	-	200,000,000	-
Proceeds from notes payable, related party	470,000	-	-
Repayment of notes payable, related party	-	(150,000)	-
Proceeds from issuance of sponsor’s warrants	-	5,600,000	-
Payment of underwriting discount and offering expenses	-	(4,501,102)	(27,500)
Net cash provided by (used in) financing activities	470,000	200,948,898	(27,500)
Net (decrease) increase in cash	(283,664)	309,721	(31,012)
Net cash beginning of period	312,298	2,577	33,589
Net cash end of period	$28,634	$312,298	$2,577

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$633	$-	$-
Cash paid for interest	$60	$-	$-

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. II

Notes to Financial Statements

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

All activity through December 31, 2014 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The Company’s activities are subject to significant risks and uncertainties, including failing to identify a prospective target business and consummate a Business Combination by May 15, 2015.

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

The Company’s common stock, units and warrants are listed on the NASDAQ Capital Markets (“NASDAQ”).  Pursuant to NASDAQ listing rules, the target business or businesses with which the Company completes a Business Combination must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (less taxes payable) at the time of the execution of the definitive agreement for the initial Business Combination, although the Company may acquire a target business whose fair value significantly exceeds 80% of the Trust Account balance.

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

Capitol Acquisition Corp. II

Notes to Financial Statements

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

On January 7, 2015, the Company executed a non-binding letter of intent with a target business for a business combination. Pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation, the Company now has until May 15, 2015 to complete a business combination.

On March 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argo Expeditions, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“LLC Sub”), Argo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LLC Sub (“Merger Sub”), and Lindblad Expeditions, Inc., a New York corporation (“Lindblad”).

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

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $61,000, which includes approximately $22,000 held in the trust account that is available to the Company and approximately $10,000 invested in U.S. Treasury Bills.  The Company has also received certain loans from its Chief Executive Officer, Mark D. Ein, and its Chief Financial Officer, L. Dyson Dryden, to fund operations. In May 2014 and September 2014, Mr. Ein and Mr. Dryden loaned an aggregate of $470,000 to the company.  On January 27, 2015, the same parties loaned the Company an additional $191,329 in the aggregate, which is not convertible. On March 3, 2015, the same parties loaned the Company an additional $425,000 in the aggregate, which is not convertible. These loans are evidenced by non-interest bearing notes and will either be repaid upon the consummation of a Business Combination or the initial $470,000 of the notes may be converted into warrants.  Furthermore, Mr. Ein and Mr. Dryden have also committed to providing additional loans to the company of up to $375,000. Based on the foregoing, the Company believes it has sufficient cash to meet its needs through May 15, 2015. Since the Company has executed a letter of intent with respect to a Business Combination, as discussed above, the Company has until May 15, 2015 to complete the Business Combination.  The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 2 - Significant Accounting Policies

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

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2014, 2013, 2012 and 2011 remain subject to examination as of December 31, 2014.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended December 31, 2014 and 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At December 31, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the ASU is to require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

On January 7, 2015, the Company executed a non-binding letter of intent with a target business for a business combination. Pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation, the Company now has until May 15, 2015 to complete a business combination.

On January 27, 2015, Messrs. Ein and Dryden loaned the Company an additional $191,329 in the aggregate, which is not convertible. On March 3, 2015, the same parties loaned the Company an additional $425,000 in the aggregate, which is also not convertible, and was used to pay the Delaware Franchise taxes due of approximately $407,000.

On March 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argo Expeditions, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“LLC Sub”), Argo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LLC Sub (“Merger Sub”), and Lindblad Expeditions, Inc., a New York corporation (“Lindblad”).

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

 Subsequent Events (continued)

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Lindblad to form an interim corporation (“Interim Corporation”), and such Interim Corporation shall immediately thereafter be merged with and into LLC Sub to form the surviving company as our wholly-owned subsidiary. In connection with the transaction, the stockholders of Lindblad will receive merger consideration having an aggregate value of approximately $330,000,000, comprised of approximately $90,000,000 in cash and approximately 24,000,000 shares of the Company’s common stock, including options to purchase shares of the Company’s common stock.

Lindblad is an expedition travel company that works in partnership with National Geographic to inspire people to explore and care about the planet. The organizations work in tandem to produce innovative marine expedition programs and to promote conservation and sustainable tourism around the world. The partnership’s educationally oriented voyages allow guests to interact with leading scientists, naturalists and researchers while discovering stunning natural environments, above and below the sea, through state-of-the-art exploration tools

The proposed transaction is expected to be consummated by May 15, 2015, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions, as described in the Company’s Current Report on Form 8-K filed on March 10, 2015 (the “Merger Form 8-K”) and in the Merger Agreement.

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2014 but before the financial statements were issued. Except as disclosed above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 - Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At May 15, 2013, December 31, 2013, and December 31, 2014 there were 15,600,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 3 - Initial Public Offering and Insider Warrants (continued)

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

Note 4 - Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At December 31, 2014 and 2013, management had classified $9,998 and $9,973, respectively, of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At December 31, 2014, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$9,998	$29

At December 31, 2013, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$9,973	$4

*Included in other comprehensive income.

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 5 – Due to Related Parties

On May 20, 2014 and September 22, 2014, (i) an entity controlled by the Company’s chief executive officer and (ii) the Company’s chief financial officer (the “Lenders”) loaned the Company an aggregate of $250,000 and $220,000, respectively. On January 27, 2015, the Lenders loaned the Company an additional $191,329 in the aggregate. On March 3, 2015, Messrs. Ein and Dryden loaned the Company an additional $425,000 in aggregate, which is not convertible. The loans are evidenced by unsecured promissory notes issued to both the chief executive officer and chief financial officer. The loans are non-interest bearing and are payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination. Upon consummation of a business combination, $470,000 of the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in its initial public offering except that such warrants will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the Lenders convert the entire principal balance of the notes, they would receive warrants to purchase an aggregate of 470,000 shares of the Company’s common stock. If a business combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its trust account established in connection with the initial public offering.

Note 6 — Income Taxes

For the years ended December 31, 2014, 2013, and 2012 there are no provisions for income taxes or corporate taxes payable due to the net operating losses of $1,012,308, $721,020 and $4,768, respectively, incurred in each year.

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $1,740,000 net operating losses that expire through 2034 and if realized would have a tax benefit of approximately $760,000.  The valuation allowance increased by approximately $440,000, $310,000, and $2,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not to that the Company will not utilize the losses in the future, and accordingly it has not been recorded as a deferred tax asset. The Company also recorded a full valuation allowance against its deferred tax benefit of $247,000 as of December 31, 2013.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Tax provision at statutory rate - federal	(34.0%)	(34.0%)
Tax provision at effective state and local rates	(9.5%)	(9.5%)
Effect of valuation allowance on deferred tax asset	43.5%	43.5%

Effective tax rate	0.0%	0.0%

Note 7 - Commitments and Contingencies and Related Party Transactions

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

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 7 - Commitments and Contingencies and Related Party Transactions (continued)

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer has agreed to provide certain administrative and support services and is reimbursed for all costs incurred.  For the years ended December 31, 2014 and 2013, the total amount paid to these affiliates for office space and administrative and support services was $90,000 and $62,446, respectively.

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

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013 and expiring on August 31, 2014. The lease called for monthly rent of $6,700 plus additional fees for administrative support and included free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the years ended December 31, 2014, 2013, and 2012 rent expense totaled $54,448, $47,357, and $0, respectively.

On September 1, 2014, the Company entered into a month to month agreement for the utilization of office space and support services in New York for $4,050 per month plus additional fees for administrative items. For the year ended December 31, 2014, the amount paid for utilization of office space totaled $16,200.

Note 8 – Delinquencies

On January 2, 2015, the Company received a notice from the NASDAQ Listing Qualifications Department stating that the Company failed to solicit proxies and hold an annual meeting of the stockholders within 12 months after its year ended December 31, 2013 as required by Nasdaq Listing Rules 5620(a) and (b). The Company has appealed the Department’s determination and a hearing was held before the NASDAQ Hearings Panel on February 5, 2015. On February 9, 2015, the Company received notice that the NASDAQ Hearings Panel had granted the Company’s request for continued listing of the Company’s securities on the NASDAQ. The NASDAQ Hearings Panel’s decision is subject to certain conditions, including without limitation that, on or before May 15, 2015, the Company complete a business combination and receive from the NASDAQ staff a determination that the business combination will meet all initial listing criteria for listing on NASDAQ. Failure to comply with the conditions could result in the delisting of the Company’s securities from NASDAQ. There can be no assurance that the Company will be able to satisfy these conditions.

The Company has failed to pay its Delaware franchise tax for the years ended December 31, 2014 and 2013. The calculated tax is $180,000 per year for a total of $360,000. The tax plus accrued interest of $81,559 has been included in the financial statements. On March 3, 2015 the Company paid all of its delinquent Delaware Franchise taxes in full.

Note 9 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2014 and 2013, there are no shares of preferred stock issued or outstanding.

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 9 - Stockholders’ Equity (continued)

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

Note 10 – Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the year ended December 31, 2014.

	For the three months ended March 31, 2014	For the three months ended June 30, 2014	For the three months ended September 30, 2014	For the three months ended December 31, 2014
Revenue	$-	$-	$-	$-
Loss from operations	(264,978)	(279,005)	(247,524)	(261,194)
Interest income	30,017	24,552	20,148	7,365
Interest expense	(7,020)	(9,180)	(11,989)	(13,500)
Total other income	22,997	15,372	8,159	(6,135)
Net loss	(241,981)	(263,633)	(239,365)	(267,329)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	6,201,785	6,201,785	6,201,785	6,201,785
Basic and diluted net income (loss) per Share	$(0.04)	$(0.04)	$(0.04)	$(0.04)

Capitol Acquisition Corp. II

Notes to Financial Statements

Note 10– Summarized Quarterly Data (Unaudited) (continued)

Following is a summary of the quarterly results of operations for the year ended December 31, 2013.

	For the three months ended March 31, 2013	For the three months ended June 30, 2013	For the three months ended September 30, 2013	For the three months ended December 31, 2013
Revenue	$-	$-	$-	$-
Loss from operations	(4,400)	(201,678)	(291,762)	(250,814)
Interest income	-	6,053	19,017	12,824
Interest expense	-	-	-	(10,260)
Total other income	-	6,053	19,017	2,564
Net loss	(4,400)	(195,625)	(272,745)	(248,250)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	5,175,000	5,705,318	6,201,785	6,201,785
Basic and diluted net income (loss) per Share	$-	$(0.03)	$(0.04)	$(0.04)

Following is a summary of the quarterly results of operations for the year ended December 31, 2012.

	For the three months ended March 31, 2012	For the three months ended June 30, 2012	For the three months ended September 30, 2012	For the three months ended December 31, 2012
Revenue	$-	$-	$-	$-
Loss from operations	(568)	-	(1,701)	(2,499)
Interest income	-	-	-	-
Interest expense	-	-	-	-
Net loss	(568)	-	(1,701)	(2,499)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	5,175,000	5,175,000	5,175,000	5,175,000
Basic and diluted net income (loss) per Share	$-	$-	$-	$-

