Form 10-Q
period 2015-03-31
Capitol Acquisition Corp. II
filed 2015-05-11
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 11, 2015, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Comprehensive Loss	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7-18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Signatures	24

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. II

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$200,361	$28,634
Investment in marketable securities	10,001	9,998
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	1,216	22,421
Accrued interest receivable	-	6,530
Prepaid expenses and other current assets	78,382	62,132
Total current assets	289,960	129,715

Cash and cash equivalents held in trust account, restricted	200,000,000	200,000,000
Total current assets	$200,289,960	$200,129,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$975,755	$81,559
Accrued franchise tax payable	45,000	360,000
Due to related parties	1,461,329	470,000
Total current liabilities	2,482,084	911,559

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,215 shares, at redemption value	187,982,148	187,982,148

Stockholders’ equity
Preferred, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding (1)	620	620
Additional paid-in-capital	12,975,932	12,975,932
Accumulated deficit	(3,150,856)	(1,740,573)
Accumulated other comprehensive income	32	29
Total stockholders’ equity	9,825,728	11,236,008
Total liabilities and stockholders’ equity	$200,289,960	$200,129,715

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements

Capitol Acquisition Corp. II

Condensed Statements of Operations

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Revenue	$-	$-

Operating Expenses	1,411,548	264,978
Loss from operations	(1,411,548)	(264,978)

Other income and (expense)
Interest expense	-	(7,020)
Interest income	1,265	30,017
Total other income	1,265	22,997

Net loss	$(1,410,283)	$(241,981)

Weighted average number of common shares outstanding, basic and diluted (1)	6,201,785	6,201,785

Basic and diluted net loss per share	$(0.23)	$(0.04)

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements

4

Capitol Acquisition Corp. II

Condensed Statements of Comprehensive Loss

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Net loss	$(1,410,283)	$(241,981)

Other comprehensive income, net of tax:

Unrealized gain on securities	3	13

Comprehensive loss	$(1,410,280)	$(241,968)

The accompanying notes are an integral part of these condensed financial statements

Capitol Acquisition Corp. II

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Cash Flows from Operating Activities
Net loss	$(1,410,283)	$(241,981)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	-	2,680
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,250)	(4,875)
Accrued interest receivable	6,530	3,222
Accounts payable and accrued expenses	894,196	9,903
Accrued franchise tax payable	(315,000)	45,000
Net cash used in operating activities	(840,807)	(186,051)

Cash Flows from Investing Activities
Trust Account, interest income available for working capital and taxes	21,205	(3,239)
Net cash provided by (used in) investing activities	21,205	(3,239)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	991,329	-
Net cash provided by financing activities	991,329	-
Net increase (decrease) in cash	171,727	(189,290)
Net cash beginning of period	28,634	312,298
Net cash end of period	$200,361	$123,008

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$-
Cash paid for interest	$47,108	$-

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

All activity through March 31, 2015 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The Company’s activities are subject to significant risks and uncertainties, including failing to consummate a Business Combination within the required time period described below.

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

On January 7, 2015, the Company executed a non-binding letter of intent with a target business for a business combination. Pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation, the Company now has until May 15, 2015 to complete a business combination. However, in connection with the proposed transaction with Lindblad Expeditions, Inc. described below, the Company is currently in the process of seeking stockholder approval to extend the time it has to complete a Business Combination until July 31, 2015 (the “Extension”). If the Extension is approved by stockholders, the Company will file an amendment to its amended and restated certificate of incorporation providing for such additional time to complete a Business Combination.

If the Company is unable to complete a Business Combination within the allotted time, the Company will cease all operations and as promptly as practicable, but no more than ten business days thereafter, liquidate the Trust Account and release only to Public Shareholders a pro rata share of the Trust Account (initially $10.00 per share), plus any remaining net assets.  The Initial Stockholders have agreed to waive the right to participate in any distribution from the Trust Account, but not with respect to any units they acquire in the aftermarket.

On March 9, 2015, the Company entered into an Agreement and Plan of Merger (as amended on April 30, 2015 and May 1, 2015, referred to herein as the “Merger Agreement”) with Argo Expeditions, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“LLC Sub”), Argo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LLC Sub (“Merger Sub”), and Lindblad Expeditions, Inc., a New York corporation (“Lindblad”) (See Note 7).

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

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $212,000, which includes approximately $1,200 held in the trust account that is available to the Company and approximately $10,000 invested in U.S. Treasury Bills.  The Company has also received certain loans from its Chief Executive Officer, Mark D. Ein, and its Chief Financial Officer, L. Dyson Dryden, to fund operations. In May 2014 and September 2014, Mr. Ein and Mr. Dryden loaned an aggregate of $470,000 to the Company. Such amounts are evidenced by promissory notes which are convertible into warrants to purchase shares of common stock of the Company (“Convertible Notes”).  On January 27, 2015, March 3, 2015, and March 13, 2015, the same parties loaned in the aggregate an additional $191,329, $425,000, and $309,240, respectively. Such amounts are also evidenced by promissory notes but such notes are not convertible into warrants (“Non-Convertible Notes”). On March 13, 2015, two independent directors loaned the Company $21,920 each for an aggregate amount of $43,840 and on March 19, 2015 the other independent director loaned the Company $21,920. Each director’s loans are evidenced by a Convertible Note in the amount of $10,000 and a Non-Convertible Note in the amount of $11,920. All of the Convertible Notes and Non-Convertible Notes are non-interest bearing and will either be repaid upon the consummation of a Business Combination or with respect to the $500,000 of Convertible Notes may be converted into warrants in accordance with their terms.  Furthermore, Mr. Ein and Mr. Dryden have also committed to providing additional loans to the Company of up to $915,000. Based on the foregoing, the Company believes it has sufficient cash to meet its needs until the closing of the business combination with Lindblad. The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.   These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014 filed on March 13, 2015.  The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2014 audited financial statements.  Operating results for the three months ended March 31, 2015  are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2014, 2013, 2012 and 2011 remain subject to examination as of March 31, 2015.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three months ended March 31, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Common shares subject to possible conversion of 18,798,215 at March 31, 2015 and December 31, 2014, respectively, have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Diluted loss per common share amounts, assuming dilution, gives the effect to dilutive options, warrants, and other potential common stock outstanding during the period.  The Company has not considered the effect of its outstanding warrants in the calculation of diluted loss per share since they are anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At March 31, 2015, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the ASU is to require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The Company does not believe adoption of the ASU would have any impact on their financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2015 but before the financial statements were issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements other than the fact that in connection with the proposed transaction with Lindblad Expeditions, Inc. described in Note 1, the Company is currently in the process of seeking the Extension.

Note 3 - Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after the completion by the Company of its initial Business Combination or twelve months from the date of the consummation of the Offering and terminating on the five-year anniversary of the completion by the Company of its initial Business Combination or earlier upon redemption or liquidation of the Trust Account.  At March 31, 2015 and December 31, 2014, there were 15,600,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 4 - Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At March 31, 2015 and December 31, 2014 management had classified $10,001 and $9,998 respectively, of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At March 31, 2015, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$10,001	$32

At December 31, 2014, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$9,998	$29

*Included in other comprehensive income.

Note 5 –Related Party Transactions

An affiliate of the Company’s Chief Executive Officer has agreed that, until the Company consummates a Business Combination, it will make available to the Company certain office space and administrative and support services, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer has agreed to provide certain administrative and support services and is reimbursed for all costs incurred.  For the three months ended March 31, 2015 and 2014, the total amount paid to these affiliates for office space and administrative and support services was $22,500 and $23,283, respectively.

On May 20, 2014 and September 22, 2014, (i) an entity controlled by the Company’s chief executive officer and (ii) the Company’s chief financial officer (the “Lenders”) loaned the Company an aggregate of $250,000 and $220,000, respectively, which are evidenced by Convertible Notes. On January 27, 2015, March 3, 2015 and March 13, 2015, the Lenders loaned the Company an aggregate of $191,329, $425,000, and $309,240, respectively, which are evidenced by Non-Convertible Notes. On March 13, 2015, two independent directors loaned the Company $21,920 each for an aggregate amount of $43,840 and on March 19, 2015 the other independent director loaned the Company $21,920. Each director’s loans are evidenced by a Convertible Note in the amount of $10,000 and a Non-Convertible Note in the amount of $11,920. The total amount due to the Lenders at March 31, 3015 is $1,395,569 and the total amount due to the independent directors is $65,760. All of the loans are non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the $500,000 of Convertible Notes may be converted, at the holders’ option, to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in the Offering except that such warrants will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the holders convert the entire principal balance of the Convertible Notes, they would receive warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of the Trust Account.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 6 — Income Taxes

For the three months ended March 31, 2015 and 2014, there are no provisions for income taxes or corporate taxes payable due to the net operating losses of $1,410,283, and $241,981, respectively, incurred in each year.

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $3,148,000 net operating losses that expire through 2035 and if realized would have a tax benefit of approximately $1,369,000. The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not that the Company will not utilize the losses in the future, and accordingly it has not been recorded as a deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Tax provision at statutory rate - federal	(34.0%)	(34.0%)
Tax provision at effective state and local rates	(9.5%)	(9.5%)
Effect of valuation allowance on deferred tax asset	43.5%	43.5%

Effective tax rate	0.0%	0.0%

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 7 - Commitments and Contingencies

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

The Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a Business Combination.  These agreements provided for an aggregate annual fee of $330,000 and success fee of $450,000 upon the consummation of a Business Combination.  Additionally, the Company may pay a discretionary success fee of $20,000 upon the closing of a Business Combination. One of the consulting arrangements has been canceled, reducing the annual fee to $220,000.

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013 and expiring on August 31, 2014. The lease called for monthly rent of $6,700 plus additional fees for administrative support and included free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the three months ended March 31, 2015, and 2014 rent expense under this agreement totaled $0, and $19,429, respectively.

On September 1, 2014, the Company entered into a month to month agreement for the utilization of office space and support services in New York for $4,050 per month plus additional fees for administrative items. For the three months ended March 31, 2015, the amount paid for utilization of office space under this agreement totaled $12,150.

On March 9, 2015, the Company entered into the Merger Agreement with LLC Sub, Merger Sub, and Lindblad.

Capitol Acquisition Corp. II

Notes to Condensed Financial Statements

Note 7 - Commitments and Contingencies (continued)

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Lindblad to form an interim corporation (“Interim Corporation”), and such Interim Corporation shall immediately thereafter be merged with and into LLC Sub to form the surviving company as the Company’s wholly-owned subsidiary. In connection with the transaction, the stockholders of Lindblad will receive merger consideration having an aggregate value of approximately $330,000,000, comprised of approximately $90,000,000 in cash and approximately 24,000,000 shares of the Company’s common stock, including options to purchase shares of the Company’s common stock.

In connection with the transaction, the Company has agreed to pay a finder fee to Worth Capital 8 LLC equal to 1% of the cash released from the Trust Account after payments made to Public Shareholders seeking to convert their shares for a pro rata portion of the Trust Account, subject to a minimum fee of $1,000,000. Also in connection with the transaction, the Company has incurred certain legal fees amounting to approximately $890,000 as of March 31, 2015, and such amount would be subject to an additional premium upon successful completion of the transaction.

The proposed transaction is expected to be consummated in the second quarter of 2015, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

Note 8 – Delinquencies

On January 2, 2015, the Company received a notice from the NASDAQ Listing Qualifications Department stating that the Company had failed to solicit proxies and hold an annual meeting of the stockholders within 12 months after its year ended December 31, 2013 as required by Nasdaq Listing Rules 5620(a) and (b). The Company appealed the Department’s determination and a hearing was held before the NASDAQ Hearings Panel on February 5, 2015. On February 9, 2015, the Company received notice that the NASDAQ Hearings Panel had granted the Company’s request for continued listing of the Company’s securities on the NASDAQ. The NASDAQ Hearings Panel’s decision is subject to certain conditions, including without limitation that, on or before May 15, 2015, the Company complete a Business Combination and receive from the NASDAQ staff a determination that the combined business will meet all initial listing criteria for listing on NASDAQ. In May 2015, the Company notified the Nasdaq Hearing Panel that the Company was seeking the Extension and anticipates the Hearing Panel will grant a further period of time to regain compliance in connection with such Extension, although no assurance can be given of this fact. Failure to comply with the conditions could result in the delisting of the Company’s securities from NASDAQ. There can be no assurance that the Company will be able to satisfy these conditions.

As of December 31, 2014, the Company had not paid its Delaware franchise tax for the years ended December 31, 2014 and 2013. The calculated tax was $180,000 per year for a total of $360,000. This tax amount plus accrued interest of $81,559 has been included in the financial statements as of December 31, 2014. On March 3, 2015 the Company paid all of its delinquent Delaware Franchise taxes in full.

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

On March 9, 2015, the Company entered into the Merger Agreement with LLC Sub, Merger Sub, and Lindblad.

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Lindblad to form an interim corporation (“Interim Corporation”), and such Interim Corporation shall immediately thereafter be merged with and into LLC Sub to form the surviving company as the Company’s wholly-owned subsidiary. In connection with the transaction, the stockholders of Lindblad will receive merger consideration having an aggregate value of approximately $330,000,000, comprised of approximately $90,000,000 in cash and approximately 24,000,000 shares of the Company’s common stock, including options to purchase shares of the Company’s common stock.

Lindblad is an expedition travel company that works in partnership with National Geographic to inspire people to explore and care about the planet. The organizations work in tandem to produce innovative marine expedition programs and to promote conservation and sustainable tourism around the world. The partnership’s educationally oriented voyages allow guests to interact with leading scientists, naturalists and researchers while discovering stunning natural environments, above and below the sea, through state-of-the-art exploration tools.

In connection with the transaction, the Company has agreed to pay a finder fee to Worth Capital 8 LLC for introducing Lindblad to the Company equal to 1% of the cash released from the Trust Account after payments made to Public Shareholders seeking to convert their shares for a pro rata portion of the Trust Account, subject to a minimum fee of $1,000,000.

The proposed transaction is expected to be consummated in the second quarter of 2015, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

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

For the three months ended March 31, 2015 and 2014, we had net losses of $1,410,283 and $241,981, respectively. We incurred operating expenses for the three months ended March 31, 2015 and 2014 of $1,411,548 and $264,978, respectively.  These costs consist mainly of professional and consulting fees, rent, office administrative costs and Delaware franchise tax.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $200,361 and marketable securities of $10,001.  In addition, we had $200,001,216 in cash and equivalents held in trust, of which $1,216 represents interest income earned to be used for working capital and tax purposes and $200,000,000 of restricted funds to be used for a Business Combination or to convert our common shares, in certain circumstances.  Our activity from August 9, 2010 (inception) through May 15, 2013 was to prepare for our initial public offering. Since May 15, 2013 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements.  We are allowed to have released to us up to $1,750,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination. As of March 31, 2015, $120,000 of interest earned that can be utilized for working capital purposes has been released to us.

Since the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and the current low interest rate environment makes it difficult for such investments to generate sufficient funds, the Company will depend on amounts available outside the Trust Account and on loans from the members of its Board of Directors to provide sufficient working capital to consummate a Business Combination.

We have experienced significant recurring net operating losses as well as negative cash flows from operations.  Our main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. We currently have a cash position of approximately $202,000, which includes approximately $1,200 held in the trust account available to us, in addition to approximately $10,000 invested in U.S. Treasury Bills.

On September 22, 2014 and May 20, 2014, Capitol Acquisition Management 2 LLC, an entity controlled by Mr. Ein and Mr. Dryden (collectively, the “Lenders”), loaned the Company $220,000 and $250,000, respectively. Such loans are evidenced by promissory notes which are convertible into warrants to purchase shares of common stock of the Company (“Convertible Notes”). On January 27, 2015, March 3, 2015 and March 13, 2015 the Lenders loaned the Company in the aggregate an additional $191,329, $425,000 and $309,240, respectively. Such loans are evidenced by promissory notes which are note convertible (“Non-Convertible Notes”). On March 13, 2015, two independent directors loaned the Company $21,920 each for an aggregate amount of $43,840 and on March 19, 2015 the other independent director loaned the Company $21,920. Each director’s loans are evidenced by a Convertible Note in the amount of $10,000 and a Non-Convertible Note in the amount of $11,920. All of the notes are non interest bearing and are payable at the consummation of a business combination. Upon consummation of a business combination, the $500,000 of Convertible Notes may be converted, at the holders’ option, to warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued in our initial public offering except that such warrants will be non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. Based on the foregoing, we believe we have access to sufficient funds to meet our needs until the completion of the Business Combination with Lindblad.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through March 31, 2015, our efforts have been limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we have neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $200.0 million (which includes $8.0 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of March 31, 2015, the balance of the trust account was $200.0 million. We are allowed to use $1.75 million (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in a United States treasury securities money market fund. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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
2.1

Agreement and Plan of Merger, dated as of March 9, 2015, by and among Capitol Acquisition Corp II, Argo Expeditions, LLC, Argo Merger Sub, Inc. and Lindblad Expeditions, Inc. (incorporated by reference to Exhibit 2.1 included in a Current Report on Form 8-K filed on March 10, 2015).

10.1

Form of Promissory Note issued to Lawrence Calcano, Richard Donaldson, and Piyush Sodha (incorporated by reference to Exhibit 10.2 included in the Quarterly Report on Form 10-Q filed on August 6, 2014)

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

Date:  May 11, 2015

