Form 10-Q
period 2015-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2015-08-07
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4749725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Morton Street, 9th Floor, New York, New York, 10014

(Address of principal executive offices)

(212) 261-9000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 7, 2015, 44,717,759 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2015

PART 1:     FINANCIAL INFORMATION

Item 1:      Financial Statements

Lindblad Expeditions Holdings, Inc. (Formerly Capitol Acquisition Corp. II)

Condensed Balance Sheets

	June, 30 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$15,949	$28,634
Investment in marketable securities	10,005	9,998
Cash and cash equivalents held in trust account, interest income available for working capital and taxes	936	22,421
Accrued interest receivable	-	6,530
Prepaid expenses and other current assets	48,832	62,132
Total current assets	75,722	129,715

Cash and cash equivalents held in trust account, restricted	200,000,000	200,000,000
Other assets	-	-
Total current assets	$200,075,722	$200,129,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accrued professional fees of $1,254,382 as of June 30, 2015 and $6,696 as of December 31, 2014)	$1,340,366	$81,559
Accrued franchise tax payable	90,000	360,000
Due to related parties	1,611,329	470,000
Total current liabilities	3,041,695	911,559

Commitments and contingencies

Common stock, subject to possible redemption, 18,798,187 shares at June 30, 2015 and 18,798,215 shares at December 31, 2014, at redemption value	187,981,868	187,982,148

Stockholders’ equity
Preferred, $0.0001 per share, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 24,999,972 and 25,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (1)	620	620
Additional paid-in-capital	12,975,932	12,975,932
Accumulated deficit	(3,924,429)	(1,740,573)
Accumulated other comprehensive income	36	29
Total stockholders’ equity	9,052,159	11,236,008
Total liabilities and stockholders’ equity	$200,075,722	$200,129,715

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements

Lindblad Expeditions Holdings, Inc. (Formerly Capitol Acquisition Corp. II)

Condensed Statements of Operations
(unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses	773,574	279,005	2,185,134	543,983
Loss from operations	(773,574)	(279,005)	(2,185,134)	(543,983)

Other income and (expense)
Interest expense	-	(9,180)	-	(16,200)
Interest income	13	24,552	1,278	54,569
Total other income	13	15,372	1,278	38,369

Net loss	$(773,561)	$(263,633)	$(2,183,856)	$(505,614)

Weighted average number of common shares outstanding, basic and diluted (1)	6,201,785	6,201,785	6,201,785	6,201,785

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.35)	$(0.08)

(1)	Share amounts include 1,250,000 shares that are subject to forfeiture if the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s initial business combination.

The accompanying notes are an integral part of these condensed financial statements

Lindblad Expeditions Holdings, Inc. (Formerly Capitol Acquisition Corp. II)

Condensed Statements of Comprehensive Loss
(unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Net loss	$(773,561)	$(263,633)	$(2,183,856)	$(505,614)

Other comprehensive income, net of tax:	-	-	-	-

Unrealized gain on securities	4	15	7	28

Comprehensive loss	$(773,557)	$(263,618)	$(2,183,849)	$(505,586)

The accompanying notes are an integral part of these condensed financial statements

Lindblad Expeditions Holdings, Inc. (Formerly Capitol Acquisition Corp. II)

Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Cash Flows from Operating Activities
Net loss	$(2,183,856)	$(505,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	-	(1,340)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,300	(68,140)
Accrued interest receivable	6,530	4,333
Accounts payable and accrued expenses	1,258,807	32,907
Accrued franchise tax payable	(270,000)	90,000
Net cash used in operating activities	(1,175,219)	(447,854)

Cash Flows from Investing Activities
Trust Account, interest income available for working capital and taxes	21,485	7,111
Net cash provided by investing activities	21,485	7,111

Cash Flows from Financing Activities
Proceeds from notes payable, related party	1,141,329	250,000
Decrease in common stock subject to possible redemption	(280)	-
Net cash provided by financing activities	1,141,049	250,000
Net decrease in cash	(12,685)	(190,743)
Net cash beginning of period	28,634	312,298
Net cash end of period	$15,949	$121,555

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$633
Cash paid for interest	$47,108	$-

The accompanying notes are an integral part of these condensed financial statements

Lindblad Expeditions Holdings, Inc. (Formerly Capitol Acquisition Corp. II)

Notes to Condensed Financial Statements (unaudited)

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

On March 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argo Expeditions, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“LLC Sub”), Argo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LLC Sub (“Merger Sub”), and Lindblad Expeditions, Inc., a New York corporation (“Lindblad”) (See Note 7). On July 8, 2015, the Company completed the merger with Lindblad.

On May 14, 2015, in connection with the transaction with Lindblad, the Company obtained stockholder approval to extend the date by which it had to complete a Business Combination until July 31, 2015 (the “Extension”).

The Company’s units are listed on The NASDAQ Capital Market (“NASDAQ”).  Pursuant to NASDAQ Listing Rules, the target business or businesses with which the Company completes a Business Combination needed to collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (less taxes payable) at the time of the execution of the definitive agreement for the initial Business Combination, although the Company could have acquired a target business whose fair value significantly exceeded 80% of the Trust Account balance.

Upon the closing of the Company’s initial public offering (the “Offering”) on May 15, 2013, $200,000,000 ($10.00 per share sold in the Offering), including the proceeds from a private placement of 5,600,000 warrants for $5,600,000 to the Company’s sponsors, was placed in a trust account (the “Trust Account”). The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their public shares for a pro rata share of the Trust Account by means of conducting redemptions in conjunction with a proxy solicitation pursuant to the proxy rules.  Each Public Shareholder was entitled to receive a full pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released by the Company or necessary to pay taxes). Public shareholders of 28 common shares redeemed their shares for cash on May 14, 2015 in connection with the proxy solicitation to extend the time Capitol had to complete its business combination with Lindblad from May 15, 2015 to July 31, 2015. Public shareholders of 300,000 shares redeemed their shares for cash on July 8, 2015 in connection with the proxy solicitation for the merger with Lindblad.

In connection with any stockholder vote required to approve any Business Combination, the Company’s sponsor and the other initial stockholders of the Company (collectively, the “Initial Stockholders”) had agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares. Public stockholders who convert their stock will continue to have the right to exercise any warrants they may hold.

The Company has experienced significant recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering, a private placement of 5,600,000 warrants for gross proceeds of $5,600,000, and loans from related parties of $1,611,329 (see Note 5), proceeds from which were used to fund the search for a prospective target business. Following the merger with Lindblad, the Company believes it has sufficient liquidity to meet funding requirements for the next twelve months.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.   These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014 in the Company’s Form 10-K filed on March 13, 2015 with the Securities and Exchange Commission.  The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2014 audited financial statements.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents except for the cash held in the Trust Account, which due to the restrictions on its use, is treated as a non-current asset.

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

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjusted at a later date based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.  Generally, federal and state authorities may examine the tax returns for three years from the date of filing; therefore the years ended December 31, 2014, 2013, 2012 and 2011 remain subject to examination as of June 30, 2015.  There are currently no ongoing income tax examinations.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the six months ended June 30, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Basic loss per share is calculated using the weighted-average number of shares of common stock and diluted loss per share is computed on the basis of the average number of common stock outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Common shares subject to possible conversion of 18,798,187 and 18,798,215 at June 30, 2015 and December 31, 2014, respectively, have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Diluted loss per common share amounts, assuming dilution, gives the effect to dilutive options, warrants, and other potential common stock outstanding during the period.  The Company has not considered the effect of its outstanding warrants in the calculation of diluted loss per share since they are anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.  At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the ASU is to require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management does not believe that the pronouncement has a material effect on the accompanying financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements other than those related to the transaction consummated with Lindblad Expeditions, Inc. on July 8, 2015 described in Note 9.

Note 3 - Initial Public Offering and Insider Warrants

In connection with the Offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. On May 17, 2013, the underwriters in the Offering indicated to the Company that they would not exercise the remaining portion of the over-allotment option.  As a result, on May 20, 2013, the Company’s Initial Stockholders forfeited an aggregate of 175,000 shares of common stock issued to them prior to the Offering.   Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock.  The shares of common stock and the warrants included in the units traded as a unit from the Offering until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. Holders then had the option to continue to hold units or separate their units into the component pieces. In connection with the consummation of the merger with Lindblad, Capitol forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing thirty days after the completion by the Company of the Business Combination with Lindblad and terminating on the five-year anniversary of the completion by the Company of the Business Combination with Lindblad.  At June 30, 2015 and December 31, 2014, there were 15,600,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the Initial Stockholders in the Private Placement and 10,000,000 warrants purchased in connection with the sale of units related to the Offering.

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

Note 4 - Investment in Marketable Securities and Fair Value of Financial Instruments

The Company accounts for securities owned in accordance with ASC 320, “Investments - Debt and Equity Securities.”  ASC 320 requires investments in debt and equity securities to be classified as either “held to maturity,” “trading,” or “available for sale.”  At June 30, 2015 and December 31, 2014 management had classified $10,005 and $9,998 respectively, of marketable securities as available for sale, which are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains or losses on the sale of securities are recognized on a specific identification basis.

At June 30, 2015, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$10,005	$36

At December 31, 2014, Level 1 marketable securities consist of the following:

	Cost	Fair Value	Unrealized Gain *
United States Treasury Notes (matures in December 2015)	$9,969	$9,998	$29

*Included in other comprehensive income.

Note 5 – Related Party Transactions

An affiliate of the Company’s Chief Executive Officer agreed that, until the Company consummated a Business Combination, it would make available to the Company certain office space and administrative and support services, as might be required by the Company from time to time.  The Company agreed to pay such affiliate $7,500 per month for such services commencing on May 9, 2013.  Another affiliate of the Company’s Chief Executive Officer agreed to provide certain administrative and support services and was reimbursed for all costs incurred.  For the six months ended June 30, 2015 and 2014, the total amount paid to these affiliates for office space and administrative and support services was $45,000 and $45,000, respectively.

On May 20, 2014 and September 22, 2014, (i) an entity controlled by the Company’s Chief Executive Officer and (ii) the Company’s Chief Financial Officer (the “Lenders”) loaned the Company an aggregate of $250,000 and $220,000, respectively, which were evidenced by Convertible Notes. On January 27, 2015, March 3, 2015 and March 13, 2015, the Lenders loaned the Company an aggregate of $191,329, $425,000, and $309,240, respectively, which were evidenced by Non-Convertible Notes. On March 13, 2015, two independent directors loaned the Company $21,920 each for an aggregate amount of $43,840 and on March 19, 2015 the other independent director loaned the Company $21,920. Each director’s loans were evidenced by a Convertible Note in the amount of $10,000 and a Non-Convertible Note in the amount of $11,920. On May 20, 2015 and June 15, 2015, the Lenders loaned the Company an aggregate of $90,000 and $60,000, respectively. The loans were evidenced by Non-Convertible Notes.

The total amount due to the Lenders at June 30, 3015 was $1,545,569 and the total amount due to the independent directors was $65,760. All of the loans were non-interest bearing and were payable at the consummation by the Company of a Business Combination with the $500,000 Convertible Notes thereof, convertible, at the holders’ option, to warrants at a price of $1.00 per warrant.

Prior to the consummation of the Business Combination with Lindblad, the holders of the $500,000 of Convertible Notes exercised their right to convert the notes to 500,000 warrants at a price of $1.00 per warrant. The terms of the warrants are identical to the warrants issued by the Company in its initial public offering except that such warrants are non-redeemable by the Company and are exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. The remaining $1,111,329 amount due to the Lenders and the independent directors was repaid in connection with the closing of the Business Combination with Lindblad. If a Business Combination had not been consummated, the full amount of the notes would not have been repaid by the Company and all amounts owed thereunder by the Company would have been forgiven except to the extent that the Company had funds available to it outside of the Trust Account.

Note 6 — Income Taxes

For the six months ended June 30, 2015 and 2014, there are no provisions for income taxes or corporate taxes payable due to the net operating losses of $2,183,856, and $505,614, respectively, incurred in each period.

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $3,933,000 net operating losses that expire through 2035 and if realized would have a tax benefit of approximately $1,710,000. The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not that the Company will not utilize the losses in the future, and accordingly, it has not been recorded as a deferred tax asset. As a result of the merger with Lindblad on July 8, 2015, the Company has not completed an analysis whether an ownership change occurred under Internal Revenue Code Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its net operating losses and other tax carryforwards.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Tax provision at statutory rate – federal	(34.0%)	(34.0%)
Tax provision at effective state and local rates	(9.5%)	(9.5%)
Effect of valuation allowance on deferred tax asset	43.5%	43.5%

Effective tax rate	0.0%	0.0%

Note 7 - Commitments and Contingencies and Related Party Transactions

On May 10, 2013, the Company entered into an agreement with the underwriters (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 2.0% of the gross proceeds of the Offering, or $4,000,000. Prior to the closing, the Company was also to pay the underwriters in the Offering an additional deferred underwriting discount of 4.0% of the gross proceeds of the Offering (“Deferred Commissions”) which was be placed in the Trust Account and was paid only upon consummation of the Business Combination. The Deferred Commissions were paid upon the completion of the merger with Lindblad.

The Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a Business Combination.  These agreements provided for an aggregate annual fee of $330,000, reduced to $220,000 upon the cancelation of one of the consulting contracts, and success fees of $450,000 upon the consummation of a Business Combination, all of which was paid at the consummation of the merger with Lindblad.  The Company also paid additional success fees of $120,000 upon the closing of the merger with Lindblad on July 8, 2015.

On May 23, 2013, the Company entered into a fifteen month office lease for office space in New York, New York, commencing on June 1, 2013 and expiring on August 31, 2014. The lease called for monthly rent of $6,700 plus additional fees for administrative support and included free rent on the first, fifth and ninth month of the lease term.  The rent has been straight-lined for financial statement purposes.  For the six months ended June 30, 2015, and 2014 rent expense under this agreement totaled $0, and $19,429, respectively.

On September 1, 2014, the Company entered into a month to month agreement for the utilization of office space and support services in New York for $4,050 per month through April 2015 and $3,100 per month for May and June 2015, plus additional fees for administrative items. For the six months ended June 30, 2015, the amount paid for utilization of office space under this agreement totaled $22,400.

On March 9, 2015, the Company entered into the Merger Agreement with LLC Sub, Merger Sub, and Lindblad. The transaction was consummated on July 8, 2015, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

Pursuant to the Merger Agreement, Merger Sub merged with and into Lindblad to form an interim corporation (“Interim Corporation”), and such Interim Corporation immediately thereafter merged with and into LLC Sub to form the surviving company as the Company’s wholly-owned subsidiary. In connection with the transaction, the stockholders of Lindblad received merger consideration having an aggregate value of approximately $330,000,000, comprised of approximately $90,000,000 in cash and approximately 24,000,000 shares of the Company’s common stock, including options to purchase shares of the Company’s common stock.

In connection with the transaction, the Company agreed to pay a finder fee to Worth Capital 8 LLC equal to 1% of the cash released from the Trust Account after payments made to Public Shareholders seeking to convert their shares for a pro rata portion of the Trust Account, subject to a minimum fee of $1,000,000. Also in connection with the transaction, the Company incurred certain legal fees amounting to approximately $1,063,000 as of June 30, 2015, and such amount was subject to an additional premium upon successful completion of the transaction.

Note 8 – Delinquencies

On January 2, 2015, the Company received a notice from the NASDAQ Listing Qualifications Department stating that the Company had failed to solicit proxies and hold an annual meeting of the stockholders within 12 months after its year ended December 31, 2013 as required by NASDAQ Listing Rules 5620(a) and (b). The Company appealed the Department’s determination and a hearing was held before the NASDAQ Hearings Panel on February 5, 2015. On February 9, 2015, the Company received notice that the NASDAQ Hearings Panel had granted the Company’s request for continued listing of the Company’s securities on the NASDAQ until May 15, 2015. In May 2015, the Company notified the NASDAQ Hearing Panel that the Company was seeking the Extension. On May 19, 2015, the Company received notice that the NASDAQ Hearings Panel had granted the Company a further extension to regain compliance with the continued listing requirements until July 1, 2015. On July 1, 2015, the Company held an annual meeting of stockholders in order to comply with NASDAQ Listing Rules 5620(a) and (b). As a result, the Company believes that it regained compliance with NASDAQ’s listing requirements on such date.

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

Note 9 – Subsequent Events

On July 8, 2015, Capitol completed a series of mergers (the “Lindblad Mergers”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 9, 2015 and as amended, by and among Capitol, Argo Expeditions, LLC, Capitol’s direct wholly-owned subsidiary, Argo Merger Sub, Inc., a direct wholly-owned subsidiary of Argo Expeditions, LLC, and Lindblad. As consideration for the Lindblad Mergers, the former Lindblad stockholders received an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of common stock of Capitol. Capitol also assumed outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of common stock of Capitol with an exercise price of $1.76 per share, which was determined pursuant to a formula set forth in the Merger Agreement.

As a result of the Lindblad Mergers, Lindblad became a direct wholly-owned subsidiary of Capitol. Immediately following the Lindblad Mergers, Capitol changed its name to Lindblad Expeditions Holdings, Inc. Lindblad provides expedition cruising and adventure travel experiences.

In connection with the closing of the Lindblad Mergers: (i) an aggregate of $90.0 million was paid from the Trust Account to the former stockholders of Lindblad as a portion of the merger consideration (including a portion of which was paid as transaction bonuses); (ii) an aggregate of approximately $13.6 million was paid from the Trust Account to various third parties for expenses, including expenses such as deferred underwriting costs, brokerage fees and legal expenses; (iii) an aggregate of approximately $1.1 million was paid from the Trust Account to repay loans made to Capitol from former and current directors, former officers and founders; and (iv) an aggregate of $3.0 million was paid from the Trust Account to former stockholders of Capitol as a result of redemptions made on 300,000 shares of common stock at Capitol’s special meeting of stockholders held on July 8, 2015. The balance of the Trust Account, consisting of an aggregate of approximately $92.3 million, was released from the Trust Account to the Company to be used for general corporate purposes. In addition, an aggregate of $500,000 of convertible debt was converted into 500,000 warrants to purchase shares of common stock with the same terms as the sponsor’s warrants.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	the anticipated results of the mergers of Capitol with Lindblad Expeditions, Inc.;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	general economic conditions;

●	our business strategy and plans;

●	our compliance with laws and regulations, including the U.S. Citizenship and Cabotage laws principally contained in 46 U.S.C. §50501(a), (b) and (d) and 46 U.S.C. Chapter 551 and the regulations promulgated thereunder (the “Jones Act”);

●	compliance with the financial and/or operating covenants in our amended credit agreement;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts; and

●	those risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in “Item 1A Risk Factors" in this Form 10-Q.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, (i) “Capitol” refers Capitol Acquisition Corp. II and its subsidiaries prior to the Lindblad Mergers (defined below); (ii) “Lindblad” refers to Lindblad Expeditions, Inc., a New York corporation, and its subsidiaries prior to the Lindblad Mergers and (iii) “Company,” “we,” “us,” “our” and “ours” refer to the combined company and its subsidiaries following the Lindblad Mergers.

Overview

Capitol was incorporated in Delaware on August 9, 2010 as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, Capitol completed a series of mergers (the “Lindblad Mergers”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 9, 2015 and as amended, by and among Capitol, Argo Expeditions, LLC, Capitol’s direct wholly-owned subsidiary, Argo Merger Sub, Inc., a direct wholly-owned subsidiary of Argo Expeditions, LLC, and Lindblad. As consideration for the Lindblad Mergers, the former Lindblad stockholders received an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of common stock of Capitol. Capitol also assumed outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of common stock of Capitol with an exercise price of $1.76 per share, which was determined pursuant to a formula set forth in the Merger Agreement.

As a result of the Lindblad Mergers, Lindblad became a direct wholly-owned subsidiary of Capitol. Immediately following the Lindblad Mergers, Capitol changed its name to Lindblad Expeditions Holdings, Inc. Lindblad provides expedition cruising and adventure travel experiences. It provides itineraries that feature up-close encounters with wildlife and nature and promote guest empowerment and interactivity.

Prior to the completion of the Lindblad Mergers, Capitol had no revenue, incurred losses since inception from incurring formation costs and had no other operations other than the active solicitation of a target business with which to complete a business combination.  Capitol had relied upon the sale of securities and loans from former officers and directors to fund its operations. On May 15, 2013, Capitol consummated a public offering of common stock and warrants and received proceeds net of the underwriter’s discount and other offering expenses of $195,333,700 and simultaneously received $5.6 million from the issuance of 5.6 million warrants in a private placement. From the net proceeds, $933,700 was available for working capital and tax purposes and $200.0 million was placed in escrow in a trust account (the “Trust Account”) pending a business combination.

In connection with the closing of the Lindblad Mergers: (i) an aggregate of $90.0 million was paid from the Trust Account to the former stockholders of Lindblad as a portion of the merger consideration (including a portion of which was paid as transaction bonuses); (ii) an aggregate of approximately $13.6 million was paid from the Trust Account to various third parties for expenses, including expenses such as deferred underwriting costs, brokerage fees and legal expenses; (iii) an aggregate of approximately $1.1 million was paid from the Trust Account to repay loans made to Capitol from former and current directors, former officers and founders; and (iv) an aggregate of $3.0 million was paid from the Trust Account to former stockholders of Capitol as a result of redemptions made on 300,000 shares of common stock at Capitol’s special meeting of stockholders held on July 8, 2015. The balance of the Trust Account, consisting of an aggregate of approximately $92.3 million, was released from the Trust Account to the Company to be used for general corporate purposes. In addition, an aggregate of $500,000 of convertible debt was converted into 500,000 warrants to purchase shares of common stock with the same terms as the sponsor’s warrants.

Upon the closing of the Lindblad Mergers, Sven-Olof Lindblad, Mark D. Ein, L. Dyson Dryden, John M. Fahey and Paul J. Brown were elected or re-elected, as the case may be, as directors of the Company, with Mark D. Ein being designated as Chairman. In addition, Mr. Ein resigned as the Company’s Chief Executive Officer, Treasurer and Secretary and Mr. Dryden resigned as the Company’s Chief Financial Officer. The following executive officers were appointed: Sven-Olof Lindblad, as Chief Executive Officer and President; Ian Rogers, as Chief Operating Officer, Chief Financial Officer and Vice President; Trey Byus, as Chief Expedition Officer; Richard Fontaine, as Chief Marketing Officer; and Pete Miller, as Senior Vice President, Fleet Operations, who subsequently provided notice of resignation to pursue interests outside the cruise industry.

Prior to the Lindblad Mergers, Capitol was a blank check company with no operations. Therefore, because Lindblad is now a wholly-owned subsidiary of Capitol, we have presented Lindblad’s information as that of the Company. In addition, we have presented a separate Management’s Discussion and Analysis for each of Lindblad and Capitol for the three and six months ended June 30, 2015 and 2014, which periods are prior to the completion of the Lindblad Mergers on July 8, 2015.

Capitol’s Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Capitol’s financial condition and results of operations should be read together with Capitol’s unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as its audited consolidated financial statements and related notes included in Capitol’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see Note 2 to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 13, 2015 with the Securities and Exchange Commission.

Results of Operations

Capitol’s entire activity from inception up to the closing of its initial public offering (the “Offering”) on May 15, 2013 was in preparation for the Offering. Since the Offering, Capitol’s activity has been limited to the evaluation of business combination candidates, negotiating, structuring and pursuing the consummation of the business combination with Lindblad. Capitol did not generate any revenues from services until the closing and completion of its business combination with Lindblad. Capitol generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income was not significant in view of current low interest rates on risk-free investments (treasury securities).

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Capitol incurred net losses of $773,561 and $263,633 for the three months ended June 30, 2015 and 2014, respectively. Capitol incurred operating expenses of $773,574 and $279,005 for the three months ended June 30, 2015 and 2014, respectively.  These costs consist mainly of professional and consulting fees, rent and office administrative costs, in addition to merger-related costs in 2015.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Capitol incurred net losses of $2,183,856 and $505,614 for the six months ended June 30, 2015 and 2014, respectively. Capitol incurred operating expenses of $2,185,134 and $543,983 for the six months ended June 30, 2015 and 2014, respectively.  These costs consist mainly of professional and consulting fees, rent and office administrative costs, in addition to merger-related costs in 2015.

Financial Condition and Liquidity

The net proceeds from Capitol’s initial public offering and private placement of sponsor warrants, after deducting offering expenses of approximately $666,300 and underwriting discounts of $4,000,000, were approximately $200,933,700. Of this amount, $200,000,000 was placed in the Trust Account. The remaining net proceeds not in trust became available for use for working capital purposes. Generally, the proceeds held in the Trust Account could not to be released to Capitol until the earlier of (i) its completion of an initial business combination and (ii) its redemption of 100% of the outstanding public shares upon its failure to consummate a business combination within the required time period. The amount held in the Trust Account was released to Capitol in connection with the completion of the merger with Lindblad on July 8, 2015.

As of June 30, 2015 and December 31, 2014, Capitol had cash of $15,949 and $28,634, respectively, and marketable securities of $10,005 and $9,998, respectively. In addition, it had $200,000,936 and $200,022,421, respectively, in cash and cash equivalents held in trust, of which $936 and $22,421, respectively, represented interest income earned and $200,000,000 represented restricted funds to be used for an initial business combination or to convert its common shares submitted for redemption. As of June 30, 2015, Capitol had withdrawn approximately $120,000 of interest income from the trust account for working capital. As of June 30, 2015, the balance of the trust account was invested in a United States treasury securities money market fund.

Capitol incurred significant costs in pursuit of the business combination with Lindblad. Capitol’s sponsor and its prior officers and directors had provided certain loans to Capitol to fund its operations that were non-interest bearing and were payable at the consummation of a business combination. On July 8, 2015, upon the closing of the Lindblad Mergers, an aggregate of approximately $1.1 million was paid from the Trust Account to repay these loans made to Capitol. In addition, an aggregate of $500,000 of convertible debt was converted into 500,000 warrants to purchase shares of common stock at a price of $1.00 per warrant with the same terms as the sponsor’s warrants. Following the merger with Lindblad, the Company believes it has sufficient liquidity to meet funding requirements for the next twelve months.

Off-Balance Sheet Arrangements

Capitol did not have any off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of our business primarily due to our international operations. The primary exposure relates to the exchange rate fluctuations between our U.S. dollar functional reporting currency and other currencies. This exposure includes trade receivables denominated in currencies other than our functional currency. To date, fluctuations in exchange rates have not had a material impact on our results of operations.

In addition, we have ship maintenance contracts and may in the future have ship construction contracts which are denominated in currencies other than the U.S. Dollar. While we have entered into, and may in the future enter into, forward contracts and collar options to manage a portion of the currency risk associated with these contracts, we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated.

Due to the specific geographies in which we operate and the cost of providing access to fuel in remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices and has not hedged its fuel purchases historically

We are also exposed to market risk from changes in interest rates charged on debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $0.1 million per year for every $10.0 million outstanding under the Amended Credit Agreement. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Part 2: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Capitol was not involved in any litigation. We have protection and indemnity insurance that would be expected to cover any damages.

ITEM 1A: RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the additional risk factors set forth below, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 13, 2015.

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition cruises and adversely impact our operating results, cash flows and financial condition, including potentially impairing the value of our fleet, goodwill and other assets.

The demand for expedition cruises may be affected by international, national and local economic and geopolitical conditions. In particular, challenging global economic conditions that adversely affect discretionary income and consumer confidence may, in turn, result in expedition booking slowdowns, decreased expedition prices and lower onboard revenues for the cruise and expedition cruise industries as compared to more robust economic times. In addition, any significant deterioration of global economic conditions could result in a prolonged period of booking slowdowns, depressed expedition prices and reduced onboard revenues. Demand for our expedition cruises may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, can undermine consumer demand and/or pricing for expeditions in areas affected by such conditions.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

To fund our capital expenditures and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity securities in private securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry, or the travel industry, could negatively affect our operating cash flows. See “—Adverse worldwide economic, geopolitical or other conditions…” and “—Incidents or adverse publicity concerning the cruise vacation industry…” for more information.

Although we believe that we have sufficient cash flows from operations and will have sufficient access to capital to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace outstanding debt and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the condition of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

On July 8, 2015, we entered into the Amended Credit Agreement with Credit Suisse A.G. as Administrative Agent and Collateral Agent. The Amended Credit Agreement (i) requires us to maintain a total net leverage ratio of 4.75 to 1.00 initially, which ratio is reduced by 0.25 on March 31, 2016 with equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limits the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limits the amount we may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget. The Amended Credit Agreement is secured by substantially all of our assets.

Any failure to comply with such terms, conditions, and covenants could result in an event of default. Further, if an event of default under a credit facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Incidents or adverse publicity concerning the cruise vacation industry, the expedition cruise industry, or the travel industry, weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.

The operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction which could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry have impacted and could in the future impact demand for our expedition cruises and pricing in the industry. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our fleet, potential litigation.

Our fleet and port facilities may also be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice flows. It is possible that we could be forced to alter itineraries or cancel an expedition or a series of expeditions due to these or other factors, which would have an adverse effect on our sales and profitability. In addition, these and any other events which impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our expeditions and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our expedition sales and/or pricing.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to achieve yield improvement. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may consider lower pricing which may result in lower than anticipated profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition including potentially impairing the value of our ships, goodwill and other assets.

If we are unable to appropriately balance our cost management strategies with our goal of satisfying guest expectations, our business may be adversely impacted.

Our goals call for us to provide high quality products and deliver high quality services. There can be no assurances that we can successfully balance these goals with our cost management strategies.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and expedition cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options including hotels, resorts and package holidays and tours.

We face significant competition from other vacation operators and cruise companies on the basis of pricing, destination, travel agent preference and also in terms of the nature of ships and services it offers to guests. Our competition within the expedition and cruise vacation industry depends on the destination and is fragmented and primarily comprised of private operators.

In the event that we do not compete effectively with other vacation operators and cruise companies, our results of operations and financial position could be adversely affected.

Fears of terrorist and pirate attacks, war, and other hostilities and the spread of contagious diseases could have a negative impact on our results of operations.

Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events.

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the Euro, the Australian Dollar, the Swedish Krona, and the British Pound. In 2014, we derived approximately 21% of our guest ticket revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, net income and the value of balance sheet items denominated in foreign currencies. We use derivative financial instruments to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship maintenance contracts and may in the future have ship construction contracts which are denominated in currencies other than the U.S. Dollar. While we have entered into, and may in the future enter into, forward contracts and collar options to manage a portion of the currency risk associated with these contracts, we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. Some environmental groups have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight and commodity prices.

In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world, especially in light of several recent incidents involving cruise ships. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future.

Conducting business globally may result in increased costs and other risks.

We operate our business globally. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to them.

Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flows.

Our attempts to expand our business into new markets may not be successful.

While our historical focus has been to serve guests from the North American expedition cruise market, we have expanded our focus to include the Australian market. Expansion into new markets requires significant levels of investment. There can be no assurance that any new markets will develop as anticipated or that we will have success in any new markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

If our redeployment of the vessel National Geographic Orion to a new market with new itineraries is not successful, our business and operating results may be adversely affected.

Following its 2016 expedition season in the Antarctic, the National Geographic Orion will be deployed to Europe for curated itineraries, the details of which have not yet been finalized. Because the National Geographic Orion has been operating primarily in the Pacific since its acquisition and because the details of the European itineraries have not yet been finalized, we cannot predict whether the expeditions to be offered for the National Geographic Orion in Europe will attract a number of guests comparable to the number of guests the National Geographic Orion’s other expeditions have attracted. Further, until the details of the European itineraries have been finalized and published, we are likely to experience a decreased number of advance bookings and payments made with respect to the National Geographic Orion’s European expeditions. If the National Geographic Orion’s European expeditions do not attract as many guests as its past expeditions or if there is a delay in finalizing or marketing the new European itineraries, our business and operating results may be adversely affected.

Ship construction, repair or revitalization delays or mechanical faults may result in cancellation of expeditions or unscheduled drydockings and repairs and thus adversely affect our results of operations.

We depend on shipyards to construct, repair and revitalize our ships on a timely basis and to ensure they remain in good working order. The sophisticated nature of building, repairing and revitalizing a ship involves risks. Delays in ship construction, repair or revitalization or mechanical faults have in the past and may in the future result in delays or cancellation of expeditions or necessitate unscheduled drydocks and repairs of ships. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Our operating costs, especially fuel expenditures, could increase due to market forces and economic or geopolitical factors beyond our control.

Expenditures for fuel represent a significant cost of operating our business. If fuel prices rise significantly in a short period of time, we may be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs. In addition, volatility in fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Our other capital expenditure and operating costs, including food, hotel, payroll, maintenance and repair, airfare, taxes, insurance and security costs, are subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these capital expenditure and operating costs could adversely affect our profitability.

Price increases for commercial airline service for our guests or major changes or reductions in commercial airline service and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.

Most of our guests depend on scheduled commercial airline services to transport them to or from the ports where our expeditions embark or disembark passengers. Increases in the price of airfare would increase the overall price of the expedition vacation to our guests, which may adversely impact demand for our expeditions. In addition, changes in the availability of commercial airline services could adversely affect our guests’ ability to obtain airfare, which could adversely affect our results of operations.

Our reliance on travel agencies to sell and market our cruises exposes us to certain risks that, if realized, could adversely impact our business.

Because we rely on travel agencies to generate bookings for our ships, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell vacation packages offered by our competitors to our detriment, which could adversely impact our operating results. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income. Significant disruptions or contractions in the industry could reduce the number of travel agencies available for us to market and sell our expeditions, which could have an adverse impact on our financial condition and results of operations.

Disruptions in our shoreside operations or our information systems may adversely affect our results of operations.

Our principal executive office is located in New York, New York, our principal shoreside operations are located in Seattle, Washington, and we have a sales office in Australia. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

Failure to develop the value of our brand and differentiate our products could adversely affect our results of operations.

Our success depends on the strength and continued development of our expedition brand and on the effectiveness of our brand strategies. Failure to protect and differentiate our brand from competitors throughout the vacation market could adversely affect our results of operations. We have a co-branding strategy with National Geographic, which is memorialized through an Alliance and License Agreement. Failure to maintain our relationship with National Geographic as a result of a breach of the Alliance and License Agreement, a termination event caused by a change of control in which Sven-Olof Lindblad or his designated successor ceases to hold a senior management role with the company, a failure to meet the conditions necessary to extend the relationship through 2025, or otherwise could adversely affect our results of operations.

We have an on-going relationship with National Geographic. Termination or alterations in this relationship may have an adverse effect on our business.

National Geographic is one of the largest non-profit scientific and educational institutions in the world. Its interests include geography, archaeology and natural science, the promotion of environmental and historical conservation, and the study of world culture and history. In furtherance of similar interests and goals, we have entered into a Tour Operator Agreement and an Alliance and License Agreement (collectively, the “Agreements”) with National Geographic.

Pursuant to the Agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes and we and our guests have access to National Geographic photographers, naturalists and other experts. If the Agreements with National Geographic are terminated or the terms of the Agreements are modified in any material respect, our results of operations may be adversely affected.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives (including Sven-Olof Lindblad, in particular) and other employees, and on our ability to recruit and retain high quality personnel. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. A loss of key executives or other key employees or disruptions among our personnel could adversely affect our results of operations.

We rely on third-party providers of various services integral to the operation of our businesses. These third parties may act in ways that could harm our business.

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations and operation of a large part of our information technology systems. We are subject to the risk that certain decisions are subject to the control of third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk that the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised. Such a breach could adversely affect our reputation and in turn adversely affect our business.

A failure to keep pace with developments in technology or technological obsolescence could impair our operations or competitive position.

Our business continues to demand the use of sophisticated technology and systems. These technologies and systems must be refined, updated, and/or replaced with more advanced systems in order to continue to meet our guests’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

We may be exposed to risks and costs associated with protecting the integrity and security of our guests’ and employees’ personal information.

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with applicable laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. In the course of doing business, we collect large volumes of internal and guest data, including personally identifiable information for various business purposes. If we fail to maintain compliance with the various applicable data collection and privacy laws or with credit card industry standards or other applicable data security standards, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted. In addition, even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent security breaches involving sensitive data. Any breach, theft, loss, or fraudulent use of guest, employee or company data could cause consumers to lose confidence in the security of ours information technology systems and choose not to purchase from us and expose us to risks of data loss, business disruption, litigation and other liability, any of which could adversely affect our business.

A change in our tax status under the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), or other jurisdictions, may have adverse effects on our income.

At the present time, our subsidiaries that are foreign corporations do not derive any significant income from sources within the United States, and are not subject to significant United States federal income taxes. Any income earned by these subsidiaries from sources within the United States generally is subject to United States federal income tax (and United States branch profits tax) unless the requirements of the exemption under Section 883 of the Internal Revenue Code are met. Although we expect that any United States source income of our foreign subsidiaries will generally qualify for the benefits of the Section 883 exemption, there is no assurance that such benefits will be available.

If budgetary constraints adversely impact the jurisdictions in which we operate, such as Australia or Ecuador, increases in income tax regulations or tax reform affecting our operations may be imposed.

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and/or damage our reputation.

Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents, partners, or expedition representatives could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances it may not be economical to defend against such matters and/or a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

Failure to comply with international safety regulations may subject us to increased liability that may adversely affect our insurance coverage resulting in a denial of access to, or detention in, certain ports which could adversely affect our business.

The operation of vessels is affected by the requirements of the International Maritime Organization’s International Safety Management Code for the Safe Operation of Ships and Pollution Prevention (“ISM Code”). The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Our failure to comply with the ISM Code may subject us to increased liability, invalidate existing insurance or decrease available insurance coverage for the affected vessels and result in a denial of access to or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

Compliance with environmental and other laws and regulations could adversely affect our business.

Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization conventions and regulations and the International Convention for the Safety of Life at Sea (“SOLAS”), which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the nationality of a vessel’s crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations or the addition of new equipment for our vessels.

Restrictions on travel or access to certain protected or preserved areas could adversely affect our business.

We believe that our expedition itineraries are a major reason why guests choose our expedition cruises over competing cruises and vacation options. However, our ability to follow our planned itinerary for any particular expedition cruise may be affected by a number of factors, including security concerns, adverse weather conditions and natural disasters, local government regulations and restrictions, and other restrictions on access to protected or preserved areas. For instance, the number of visitors admitted to the Galapagos National Park at any given time is limited by the number of cupos permits issued by the Galapagos National Parks Service. If the Galapagos National Parks Service were to further restrict access to the park, we might be required to alter certain of our travel itineraries which would negatively impact our business and revenues. Further, changes in other governmental and environmental rules and regulations in the Galapagos Islands and elsewhere could cause sudden losses in revenue and additional expenditures for alterations in our itineraries. In addition, restrictions on access by us and our guests to other protected or preserved areas, including national parks, may result in losses in revenues typically generated by our expeditions to such areas.

If we do not restrict the amount of ownership of our common stock by non-U.S. citizens, we could be prohibited from operating vessels in U.S. coastwise trade, which would adversely impact our business and operating results.

To the extent any of our United States flagged vessels are engaged in U.S. coastwide trade, we will be subject to the Jones Act, which governs, among other things, the ownership and operation of passenger vessels used to carry cargo and passengers between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and beneficially owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens within the meaning of the Jones Act. A failure to maintain compliance would adversely affect our financial position and our results of operations and we would be prohibited from operating vessels in the U.S. coastwise trade during any period in which we do not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities our compliance with the Jones Act. In addition, a failure to maintain compliance could subject us to fines and our vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

Restrictions on non-U.S. citizen ownership of certain U.S. flagged vessels could limit our ability to sell off a portion of our business or result in the forfeiture of certain of our vessels.

Compliance with the Jones Act requires that non-U.S. citizens within the meaning of the Jones Act beneficially own no more than 24.99% in the entities that directly or indirectly own the vessels that operate in the U.S. coastwise trade. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, because some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the business may not attain the amount that could be obtained in an unregulated market. Furthermore, if at any point we or any of the entities that directly or indirectly own our vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, we would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of our United States flagged vessels.

Our amended and restated certificate of incorporation limits the beneficial ownership of our common stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of our common stock and may result in non-U.S. citizens being required to disgorge profits, sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Jones Act, and so long as we operate U.S. flagged vessels in coastwise trade, at least 75% of the outstanding shares of each class or series of our capital stock must be beneficially owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of our amended and restated certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on certain holders or proposed transferees of shares of our common stock.

Under the provisions of our amended and restated certificate of incorporation, any transfer, or attempted transfer, of any shares of capital stock will be void if the effect of such transfer, or attempted transfer, would be to cause one or more non-U.S. citizens in the aggregate to own (of record or beneficially) shares of any class or series of our capital stock in excess of 22% of the outstanding shares of such class or series. The liquidity or market value of the shares of common stock may be adversely impacted by such transfer restrictions.

In the event such restrictions voiding transfers would be ineffective for any reason, our amended and restated certificate of incorporation provides that if any transfer would otherwise result in the number of shares of any class or series of capital stock owned (of record or beneficially) by non-U.S. citizens being in excess of 22% of the outstanding shares of such class or series, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who is a U.S. citizen chosen by us and unaffiliated with us or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from us and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.

These trust transfer provisions also apply to situations where ownership of a class or series of capital stock by non-U.S. citizens in excess of 22% would be exceeded by a change in the status of a record or beneficial owner thereof from a U.S. citizen to a non-U.S. citizen, in which case such person will receive the lesser of the market price of the shares on the date of such status change and the amount received from the sale. In addition, under our amended and restated certificate of incorporation, if the sale or other disposition of shares of common stock would result in non-U.S. citizens owning (of record or beneficially) in excess of 22% of the outstanding shares of common stock, the excess shares shall be automatically transferred to a trust for disposal by a trustee in accordance with the trust transfer provisions described above. As part of the foregoing trust transfer provisions, the trustee will be deemed to have offered the excess shares in the trust to us at a price per share equal to the lesser of (i) the market price on the date we accept the offer and (ii) the price per share in the purported transfer or original issuance of shares, as described in the preceding paragraph, or the market price per share on the date of the status change, that resulted in the transfer to the trust.

As a result of the above trust transfer provisions, a proposed transferee that is a non-U.S. citizen or a record or beneficial owner whose citizenship status change results in excess shares may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss.

To the extent that the above trust transfer provisions would be ineffective for any reason, our amended and restated certificate of incorporation provides that, if the percentage of the shares of any class or series of capital stock owned (of record or beneficially) by non-U.S. citizens is known to us to be in excess of 22% for such class or series, we, in our sole discretion, shall be entitled to redeem all or any portion of such shares most recently acquired (as determined by us in accordance with guidelines that are set forth in our amended and restated certificate of incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status, in excess of such permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in our amended and restated certificate of incorporation. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by us. As a result of these provisions, a stockholder who is a non-U.S. citizen may be required to sell its shares of common stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened.

In order to assist our compliance with the Jones Act, our amended and restated certificate of incorporation permit us to require that any record or beneficial owner of any shares of our capital stock provide us with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of our capital stock must provide us with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to us, our amended and restated certificate of incorporation provides us with certain remedies, including the suspension of the voting rights of the person’s shares owned by persons unable or unwilling to submit such documentation and the payment of dividends and distributions with respect to those shares into a segregated account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of our common stock may lose significant rights associated with those shares.

In addition to the risks described above, the foregoing ownership restrictions on non-U.S. citizens could delay, defer or prevent a transaction or change in control that might involve a premium price for common stock or otherwise be in the best interest of our stockholders.

If non-U.S. citizens own more than 22% of our common stock, we may not have the funds or the ability to redeem any excess shares and the charitable trust mechanism described above may deemed invalid or unenforceable, all with the result that we could be forced to either suspend our operations in the U.S. coastwise trade or be subject to substantial penalties.

Our amended and restated certificate of incorporation contains provisions voiding transfers of shares of any class or series of our capital stock that would result in non-U.S. citizens within the meaning of the Jones Act, in the aggregate, owning in excess of 22% of the shares of such class or series. In the event that this transfer restriction would be ineffective, our amended and restated certificate of incorporation provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of our capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, our amended and restated certificate of incorporation permits us to redeem such excess shares. The per-share redemption price may be paid, as determined by our Board of Directors, by cash or redemption notes or the shares may be redeemed for warrants. However, we may not be able to redeem such excess shares for cash because our operations may not have generated sufficient excess cash flow to fund such redemption. Further, the methodology for transfer to and sale by a charitable trust could be deemed invalid or unenforceable in one or more jurisdictions. If, for any reason, we are unable to effect a redemption or charitable sale when beneficial ownership of shares by non-U.S. citizens is in excess of 24.99% of the common stock, or otherwise prevent non-U.S. citizens in the aggregate from beneficially owning shares in excess of 24.99% of any class or series of capital stock, or fail to exercise our redemption or forced sale rights because it is unaware that ownership exceeds such percentage, we will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend our operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on our financial position, results of operations and cash flows and any failure to suspend operations in violation of the Jones Act could cause us to be subject to material financial and operational penalties.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2013, Capitol consummated its initial public offering of 20,000,000 units, including 2,000,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began.  No fractional warrants will be issued and only whole warrants will trade. In connection with the Lindblad Mergers, Capitol forced the separation of the units into the separate components. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing after a registration statement registering the shares of common stock upon issuance is effective, and terminating on July 8, 2020 or earlier upon redemption. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.  Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as the joint book-running managers of the initial public offering.  Ladenburg Thalmann & Co. Inc. and Imperial Capital LLC served as co-managers.  The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-187519 and 333-188503). The Securities and Exchange Commission declared the registration statement effective on May 9, 2013.

Simultaneously with the consummation of the offering, Capitol consummated the private placement of 5,600,000 sponsor’s warrants at a price of $1.00 per warrant, generating total proceeds of $5,600,000. The sponsor’s warrants are identical to the warrants included in the units sold in the Offering except that the sponsor’s warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the sponsor’s warrants have also agreed not to transfer, assign or sell any of the sponsor’s warrants, including the common stock issuable upon exercise of the sponsor’s warrants (except to certain permitted transferees), until 30 days after July 8, 2015.  These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Capitol incurred a total of $4,000,000 in underwriting discounts and commissions (not including deferred fees) and $666,300 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Capitol from the offering were $200,933,700. Of this amount, $200,000,000 Capitol received from the sale of units in the offering and private placement of sponsor’s warrants was deposited into the trust account. A description of the use of proceeds of the offering is set forth in Part I, Item II of this Form 10-Q and is incorporated herein by reference.

Item 3: DEfaults upon senior securities

Not applicable.

Item 4: MINE safety disclosures

Not applicable.

Item 5: Other information

Lindblad Expeditions, Inc.:

LINDBLAD EXPEDITIONS, INC. AND SUBSIDIARIES

36

LINDBLAD EXPEDITIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,473,021	$39,678,720
Restricted cash and marketable securities	47,478,278	8,334,632
Inventories	1,921,917	1,700,226
Marine operating supplies	5,145,250	5,078,552
Prepaid expenses and other current assets	10,994,135	11,320,698
Total current assets	119,012,601	66,112,828

Property and equipment, net	119,175,217	121,873,440
Due from shareholder	-	1,500,926
Deferred financing costs, net	-	2,019,503
Operating rights	6,528,949	6,528,949
Deferred tax assets	253,829	101,860
Investment in CFMF	-	47,787,835
Total assets	$244,970,596	$245,925,341

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$79,042,259	$73,195,195
Accounts payable and accrued expenses	18,070,214	20,028,315
Long-term debt - current	1,500,000	4,934,030
Obligations to repurchase shares of Class A common stock	4,965,792	4,965,792
Due to CFMF	-	22,733,000
Total current liabilities	103,578,265	125,856,332

Long-term debt, less current portion	138,271,507	51,755,608
Other long term liabilities	418,070	447,145
Deferred income taxes - long term	408,226	299,035
Total liabilities	242,676,068	178,358,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, 450,000 shares authorized; 90,000 shares issued and outstanding.	-	-
Common stock, Class B, no par value, 50,000 shares authorized; 0 issued and outstanding.	-	-
Additional paid-in capital	(59,574,152)	21,466,308
Retained earnings	61,868,680	46,100,913
Total shareholders' equity	2,294,528	67,567,221
Total liabilities and shareholders' equity	$244,970,596	$245,925,341

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs"). These assets and liabilities are included in the condensed consolidated balance sheet above. See Note 2 for additional information on the Company's VIEs.

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,000	$2,000
Property and equipment	1,562,701	1,755,446

LIABILITIES
Accounts payable and accrued expenses	633,254	55,456
Long-term debt	-	2,170,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Tour revenues	$49,531,025	$50,790,991	$104,951,551	$102,165,680

Cost of tours	21,485,767	24,100,955	45,886,988	46,077,828
Gross profit	28,045,258	26,690,036	59,064,563	56,087,852

Operating expenses:
General and administrative	14,556,935	7,973,652	25,682,431	15,242,723
Selling and marketing	8,189,162	7,730,227	17,351,646	15,846,423
Depreciation and amortization	2,895,026	2,873,736	5,646,825	5,747,794
Total operating expenses	25,641,123	18,577,615	48,680,902	36,836,940

Operating income	2,404,135	8,112,421	10,383,661	19,250,912

Other income (expense):
Change in fair value of obligation to repurchase shares of Class A common stock	-	857,565	-	(572,431)
Gain (loss) on foreign currency	(78,329)	178,607	(194,367)	(219,286)
Gain on transfer of assets	7,525,926	-	7,525,926	-
Other income (expense), net	5,000,000	-	5,000,000	-
(Loss) on investment in CFMF	(235,000)	-	-	-
Interest expense, net	(3,888,204)	(1,337,238)	(5,077,627)	(2,657,499)
Total other income (expense)	8,324,393	(301,066)	7,253,932	(3,449,216)

Income before income taxes	10,728,528	7,811,355	17,637,593	15,801,696

Income tax expense	1,893,259	2,646,957	1,869,831	2,242,492

Net income	$8,835,269	$5,164,398	$15,767,762	$13,559,204

Class A Common Stock
Net income available to Class A Common Stockholders	$8,835,269	$4,906,163	$15,767,762	$12,881,204

Weighted average shares outstanding
Basic	154,817	244,287	199,769	244,287
Diluted	159,596	244,287	203,057	244,287

Earnings per share
Basic	$57.07	$20.08	$78.93	$52.73
Diluted	$55.36	$20.08	$77.65	$52.73

Class B Common Stock
Net income available to Class B Common Stockholders	$-	$258,235	$-	$678,000

Weighted average shares outstanding
Basic	-	12,858	-	12,858
Diluted	-	12,858	-	12,858

Earnings per share
Basic	$-	$20.08	$-	$52.73
Diluted	$-	$20.08	$-	$52.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$15,767,762	$13,559,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,646,825	5,747,794
Amortization of debt discount and deferred financing costs	2,208,948	543,303
Stock-based compensation	2,427,447	-
Deferred income taxes	(42,778)	277,895
(Gain) loss on currency translation	(194,367)	(219,286)
Gain on transfer of assets	(7,502,668)	-
Changes in operating assets and liabilities:
Inventories and Marine operating supplies	(251,188)	262,949
Prepaid expenses and other current assets	316,966	(433,860)
Unearned passenger revenues	6,021,897	(496,242)
Other long term liabilities	(29,075)	110,120
Accounts payable and accrued expenses	(1,168,060)	(417,785)

Net cash provided by operating activities	23,201,709	18,934,092

Cash Flows From Investing Activities
Purchase of investment in CFMF	(68,087,953)	-
Purchase of property and equipment, net	(2,567,268)	(2,336,841)
Advance from (to) shareholder	1,500,926	(47,163)
Purchase of restricted cash and marketable securities	(39,143,646)	(7,923,356)

Net cash used in investing activities	(108,297,941)	(10,307,360)

Cash Flows From Financing Activities
Proceeds from long-term debt	150,000,000	-
Deferred financing costs	(10,532,175)	-
Repayments of long-term debt	(41,003,232)	(2,167,434)
Repurchase of stock from Class A shareholders	-	572,430

Net cash provided by (used in) financing activities	98,464,593	(1,595,004)

Effect of exchange rate changes on cash	425,940	(230,956)

Net increase in cash and cash equivalents	13,794,301	6,800,772

Cash and cash equivalents at beginning of year	39,678,720	44,353,563

Cash and cash equivalents at end of year	$53,473,021	$51,154,335

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$2,087,329	$2,129,629

Income taxes	$298,226	$247,645

Non-cash investing and financing activities:
Investment in CFMF liquidation of Junior debt asset, warrant	$84,903,567	-
CFMF liquidation of Junior debt long term debt, additional paid in capital	(84,903,567)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 1 — BUSINESS

Overview

Lindblad Expeditions, Inc. (“LEX”), a New York corporation and its subsidiaries, (together “Lindblad” or the “Company”), provide tour and travel related services in the United States and destinations in many parts of the world. The Company’s subsidiaries include Lindblad Maritime Enterprises, Ltd (“LME”) a Cayman Islands corporation and two variable interest entities, SPEX Sea Lion, Ltd. a Nevada corporation (“Sea Lion”), and SPEX Sea Bird Ltd, a Nevada corporation (“Sea Bird”).

LME either directly, or through subsidiaries, owns or operates four vessels that travel in non-United States territories throughout the year. These vessels are the National Geographic Explorer, National Geographic Orion, National Geographic Endeavour and National Geographic Islander.

LEX operates two vessels comprised of National Geographic Sea Bird and National Geographic Sea Lion.

Lindblad was founded by Sven-Olof Lindblad (“Mr. Lindblad”), whose father, renowned adventure-travel pioneer Lars-Eric Lindblad, led some of the first non-scientific groups of travelers to the Galapagos (1967) and Antarctica (1966).

Lindblad operates a year round fleet of six expedition ships and several seasonal charter vessels. Lindblad also has an alliance with the National Geographic Society, who often provide lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews.

New Credit Agreement

On May 8, 2015, Lindblad entered into a new credit agreement with Credit Suisse A.G. (“Credit Suisse”) as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility in the form of a $130.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of Lindblad’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). On July 8, 2015, Lindblad entered into a larger and syndicated amended and restated credit agreement with Credit Suisse (“Amended Credit Agreement”), increasing the facility by $25.0 million, resulting in a $155.0 million U.S. Term Loan (See Note 3 – Long-Term Debt).

Lindblad Mergers

On March 9, 2015 the Company and Capitol Acquisition Corp. II (“Capitol”), a public investment vehicle formed for the purpose of effecting a merger, acquisition or similar business combination, entered into a definitive agreement to merge in a transaction valued at approximately $439 million.

The merger was approved by shareholders of both the Company and Capitol and closed on July 8, 2015 during the third quarter of 2015 (the “Lindblad Mergers”). As consideration for the Lindblad Mergers, the former Lindblad stockholders received an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of common stock of Capitol. Capitol also assumed outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of common stock of Capitol with an exercise price of $1.76 per share. As a result of the Lindblad Mergers, Lindblad became a direct wholly-owned subsidiary of Capitol. Immediately following the Lindblad Mergers, Capitol changed its name to Lindblad Expeditions Holdings, Inc. The combined Company’s common stock and warrants are listed on The NASDAQ Capital Market.

In connection with the closing of the Lindblad Mergers: (i) an aggregate of $90.0 million was paid from Capitol’s trust account to the former stockholders of Lindblad as a portion of the merger consideration (including a portion of which was paid as transaction bonuses); (ii) an aggregate of $13.6 million was paid from the trust account to various third parties for expenses, including expenses such as deferred underwriting costs, brokerage fees and legal expenses; (iii) an aggregate of $1.1 million was paid from the trust account to repay loans made to Capitol from former and current directors, former officers and founders; and (iv) an aggregate of $3.0 million was paid from the trust account to former stockholders of Capitol as a result of redemptions made on 300,000 shares of common stock at Capitol’s special meeting of stockholders held on July 8, 2015. The balance of the trust account, consisting of an aggregate of approximately $92.3 million, was released from the trust to the Company to be used for general corporate purposes. In addition, an aggregate of $500,000 of convertible debt was converted into 500,000 warrants to purchase shares of common stock with the same terms as the sponsor’s warrants.

Purchase of CFMF and Repayment of Junior Debt and Senior Debt

On March 3, 2009, the Company issued a note payable to Cruise/Ferry Master Fund I, N.V. (“CFMF”) (See Note 3 – Long-Term Debt). On December 11, 2014, Lindblad entered into a Profit Participation Loan Purchase Agreement with DVB Bank America, N.V. (“DVB”), a Profit Participation Rights Purchase Agreement with Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, and a Stock Purchase Agreement with Cruise/Ferry Finance Partners Private Foundation. These three agreements enabled Lindblad to purchase the financial and equity interests in CFMF in order to recapture and extinguish an outstanding warrant to purchase 60% of the outstanding equity of Lindblad on a fully diluted basis. On December 11, 2014, the date of the purchase agreements, an initial payment of $25,000,000 was made to DVB under the Profit Participation Loan Purchase Agreement. The remaining payments of (i) $22,733,000 to DVB, (ii) $48,440,000 to Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, as increased by $339,100 per month from December 31, 2014 until the close of the transaction, and (iii) $1.00 to Cruise/Ferry Financing Partners Private Foundation were made on May 8, 2015 (“CFMF Closing”). In connection with the CFMF Closing, the 60% warrant was cancelled; the junior debt note receivable was cancelled; and the related junior debt facility offset by the outstanding unamortized balance of the debt discount was cancelled, resulting in a gain on the transfer of assets, and the Company commenced liquidation procedures on CFMF. Utilizing the proceeds from the new Loans, the Company also paid in full its preexisting senior debt facility in the amount of $39.8 million held by DVB.

Assignment and Assumption Agreement

In connection with the Company’s agreement to purchase CFMF, Mr. Lindblad earned a success fee of $5,000,000 from DVB for the purchase of CFMF (the “DVB Fee”) (DVB was a partner in CFMF and the lender of the Company’s preexisting senior debt facility).

On March 9, 2015, Mr. Lindblad and Lindblad entered into an Assignment and Assumption Agreement pursuant to which Mr. Lindblad (i) assigned and transferred to Lindblad his right to receive a $5,000,000 fee payable to Mr. Lindblad personally by DVB and (ii) exercised his outstanding option to purchase 2,857 shares of Lindblad’s stock for $92,538 in aggregate exercise proceeds. In exchange for the assignment to Lindblad of the fee payable by DVB, all of Mr. Lindblad’s obligations under his loan agreement with the Company (the “Mr. Lindblad Loan Agreement”), which had a balance of principal and accrued interest of $2,830,447 as of March 9, 2015, were deemed satisfied in full, the Mr. Lindblad Loan Agreement and related promissory note were terminated, and Mr. Lindblad’s obligation to pay the aggregate exercise price for the exercise of the option described above was satisfied in full. On May 8, 2015, the Company received the $5,000,000 fee from DVB and the Company compensated Mr. Lindblad $4,956,160, which was paid by settling the $2,830,447 outstanding amount of principal and interest owed and the aggregate exercise proceeds of $92,538 payable in connection with the exercise of the option (above), and also offset by $2,033,175 in required withholding taxes.

The DVB Fee assigned to the Company was recorded on the Company’s condensed consolidated balance sheet as “Due from DVB.” The amount payable to Mr. Lindblad was recorded on the Company’s condensed consolidated balance sheet as “Due to shareholder.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Income Statements and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014 contained in Capitol’s definitive merger proxy statement filed with the SEC on June 24, 2015.

Principles of Consolidation

The condensed consolidated financial statements of the Company include LEX, its wholly owned subsidiary, LME, as well as the subsidiaries of LME, and Sea Lion and Sea Bird as variable interest entities (“VIEs”). LEX controls the activities which most significantly impact the economic performance of Sea Lion and Sea Bird. LEX determined itself to be the primary beneficiary and accordingly, these entities were determined to be VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various estimates, including but not limited to determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock based compensation, income tax expense, the valuation of deferred tax assets, the value of contingent consideration and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the condensed consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument)(using the treasury stock method). Basic weighted average shares outstanding included the shares underlying a warrant to purchase 60% of the outstanding common shares. As the shares underlying this warrant can be issued for little consideration (an aggregate exercise price of $10), these shares are deemed to be issued for purposes of basic earnings per share. Effective May 8, 2015, in connection with the Company closing on a transaction to purchase 100% of CFMF, the warrant was cancelled (as discussed in Note 1 – Business).

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per common share are allocated to the Class A and Class B common shareholders based on the weighted average shares outstanding.

For the three and six months ended June 30, 2015 and 2014, the Company calculated earnings per share in accordance with ASC 260 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share)	$8,835,269	$5,164,398	$15,767,762	$13,559,204

Weighted average shares outstanding:
Shares outstanding, weighted for time outstanding	90,000	102,858	90,000	102,858
Shares issuable under warrant for nominal consideration	64,817	154,287	109,769	154,287
Total weighted average shares outstanding, basic	154,817	257,145	199,769	257,145

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	4,779	-	3,288	-
Dilutive potential common shares	4,779	-	3,288	-
Total weighted average shares outstanding, diluted	159,596	257,145	203,057	257,145

Class A Common Stock
Net income available to Class A Common Stockholders	$8,835,269	$4,906,163	$15,767,762	$12,881,204

Weighted average shares outstanding
Basic	154,817	244,287	199,769	244,287
Diluted	159,596	244,287	203,057	244,287

Earnings per share
Basic	$57.07	$20.08	$78.93	$52.73
Diluted	$55.36	$20.08	$77.65	$52.73

Class B Common Stock
Net income available to Class B Common Stockholders	$-	$258,235	$-	$678,000

Weighted average shares outstanding
Basic	-	12,858	-	12,858
Diluted	-	12,858	-	12,858

Earnings per share
Basic	-	$20.08	-	$52.73
Diluted	-	$20.08	-	$52.73

For the three and six months ended June 30, 2015, the Company excluded 6,747 shares of Class A Common Stock as these shares were subject to the put liability described in Note 2 “Fair Value Measurements.”

As of June 30, 2015, there were 90,000 shares outstanding. Upon completion of the Lindblad Mergers on July 8, 2015, Capitol had 44,717,759 shares of common stock outstanding. Capitol is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. Capitol also assumed the outstanding Lindblad stock options above and converted such options into options to purchase an aggregate of 3,821,696 shares of common stock of Capitol with an exercise price of $1.76 per share. Capitol’s board of directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of Capitol’s common stock under the 2015 Plan.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Restricted cash and marketable securities:
Credit Suisse escrow	$30,000,000	$-
Federal Maritime Commission escrow	11,259,414	2,115,158
Credit negotiation and credit card processor reserves	4,650,000	5,030,000
Other restricted securities	1,530,000	1,150,000
Certificates of deposit	38,864	39,474
Total restricted cash and marketable securities	$47,478,278	$8,334,632

The amounts held in restricted cash and marketable securities represent principally funds required to be held in certificates of deposit by certain vendors and regulatory agencies and are classified as restricted assets since such amounts cannot be used by the Company until the restrictions are removed by those vendors and regulatory agencies. Interest income is recognized when earned.

The Company has classified marketable securities, principally money funds, as trading securities which are recorded at market value. Unrealized gains and losses are included in current operations. Gains and losses on the disposition of securities are recognized by the specific identification method in the period in which they occur.

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits in restricted accounts. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow all unearned guest revenues collected for sailings from U.S. ports.

In accordance to the new Credit Agreement entered into with Credit Suisse, the Company was required to segregate $30,000,000 in an escrow account for repayment to the lender should the consummation of the merger not occur within thirty (30) days after the loan closing date. The funds were subsequently released and moved to cash and cash equivalents on July 21, 2015.

A cash reserve totaling $4,650,000 and $5,030,000, at June 30, 2015 and December 31, 2014, respectively, is required for credit card deposits by third-party credit card processors. The above arrangements are included in restricted cash and marketable securities on the accompanying condensed consolidated balance sheets.

Amounts in the escrow accounts include cash, certificates of deposit, and marketable securities. Cost of these short-term investments approximates fair value.

Inventories and Marine Operating Supplies

Inventories consist primarily of gift shop merchandise and other items for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Marine operating supplies consist primarily of fuel, provisions, spare parts, items required for maintenance, and supplies used in the operation of marine expeditions. Marine operating supplies are stated at the lower of cost or market. Cost is determined using the first-in first-out method.

Revenue Recognition

Tour revenue consists of guest ticket revenue, as well as other revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, good and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees. Revenue from the sale of guest tickets and other revenue are recognized gross, as the Company is the primary obligation in the arrangement, has discretion in supplier selection and is involved in the determination of the service specifications.

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenue as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenue when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours in excess of ten days, the Company recognizes revenue based upon expeditions days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional good and services rendered onboard are recognized upon purchase.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the United States and other countries which, at times, may exceed the federally insured limits. Accounts held in the United States are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of June 30, 2015 and December 31, 2014, the Company’s cash held in financial institutions outside the United States amounted to $3,156,046 and $2,504,064, respectively.

Investment in CFMF and Additional Paid-In Capital

The Company uses the equity method of accounting for business investments when it has active involvement, but not control, in the venture. The Company had accounted for its minority interest in CFMF using the equity method, and at each reporting period recognized its proportionate share of CFMF’s earnings in the condensed consolidated income statement. In June 2015, the Company changed its accounting treatment for the investment in CFMF to the cost method and derecognized any earnings previously reported in the current year and adjusted the treatment of the CFMF transaction.

The investment in CFMF was liquidated subsequent to the purchase on May 8, 2015. The CFMF assets acquired were the junior mortgage note receivable and warrant and both were canceled and resulted in the removal of the junior mortgage note receivable, which had a relative fair value of $8.5 million, and related junior debt, which had a fair value of $16.0 million (a face value of $20.0 million less the debt discount of $4.0 million), resulting in a $7.5 million gain on the transfer of assets and a $83.7 million adjustment to additional paid-in capital for the cancellation of the warrant.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3	Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Obligation for the repurchase of Class A common shares subject to put	$4,965,792	$-	$-	$4,965,792
December 31, 2014
Obligation for the repurchase of Class A common shares subject to put	$4,965,792	$-	$-	$4,965,792

The Company and certain of its stockholders who acquired shares through the exercise of stock options, entered into agreements providing for the redemption of outstanding shares at any time by the holder. Accordingly, these shares are subject to repurchase under the terms of these agreements. As of June 30, 2015 and December 31, 2014, there were 6,747 shares outstanding subject to such redemption.

There was no change in the fair value of the obligation for the repurchase of Class A common shares subject to put during the six months ended June 30, 2015.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of obligations for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

A significant decrease in the expected book value of the Company would result in a significantly lower fair value measurement for the obligation for repurchased shares put back to the Company. A significant decrease in the trend of profitable performance for the tours conducted on the Islander vessel would result in a significantly lower fair value measurement for the contingent purchase price obligation. Changes in the values of the obligation for repurchased shares and the contingent purchase price obligation are recorded in other income (expense) in the statement of operations.

During the six months ended June 30, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Company’s common stock was determined by the Company and was derived from a valuation prepared by the Company’s Chief Financial Officer using a weighted analysis of peer multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discounted cash flows.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

The Company accounts for income taxes using the asset and liability method, under which it recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, the Company does not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. The Company will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies to determine the appropriate level of valuation allowances.

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2015 and December 31, 2014, the Company had a liability for unrecognized tax benefits of $461,375 and $447,145, respectively, which was included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended June 30, 2015 and 2014, included in income tax expense was $10,462 and $10,462, respectively, representing interest and penalties on uncertain tax positions. During the six months ended June 30, 2015 and 2014, included in income tax expense was $20,924 and $20,924, respectively, representing interest and penalties on uncertain tax positions.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there is a U.S. federal tax audit pending for 2013, and no state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2009 to 2013 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2009 to 2013 remain subject to examination by tax authorities.

Management’s Evaluation of Subsequent Events

Management evaluated events that have occurred after the balance sheet date through the date the financial statements are issued. Based upon the evaluation, other than as described in Note 1 – Business, Note 3 – Long-Term Debt, and Note 7 – Pro Forma Financial Information, management did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU in the second quarter of 2015 and its adoption did not have a material impact to the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis, Consolidation” (Topic 810). This ASU provides modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. It is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company currently consolidates variable interest entities and may create or acquire variable interest entities for future endeavors. The Company is still evaluating the possible impact this ASU may have on the financial presentation of the Company’s condensed consolidated financial statements.

NOTE 3 — LONG-TERM DEBT

New Credit Facility

On May 8, 2015, Lindblad entered into a Credit Agreement with Credit Suisse as Administrative Agent and Collateral Agent for a $150.0 million facility in the form of a $130.0 million U.S. Term Loan and a $20.0 million Cayman Loan for the benefit of Lindblad’s foreign subsidiaries. The gross proceeds from the Loans, net of discounts, fees and expenses, were $139.5 million. The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 5.50%. The Credit Agreement (i) requires Lindblad to satisfy certain financial covenants as set forth in the Credit Agreement; (ii) limits the amount of indebtedness Lindblad may incur; (iii) limits the amount Lindblad may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget, and (v) requires the mortgaged vessels to be maintained in good working condition. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. The net proceeds from the term loan advances were used to repay Lindblad’s existing debt, fund a portion of the purchase consideration paid in connection with Lindblad’s purchase of the financial and equity interests owned by CFMF and for general corporate purposes.

On July 8, 2015, Lindblad entered into an amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent increasing by $25.0 million the U.S. Term Loan to a $155.0 million facility (total facility of $175.0 million). The gross proceeds net of discounts, fees and expenses from the larger Amended Credit Agreement were $24.7 million, which will be used for general corporate purposes. The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The Credit Agreement (i) requires Lindblad to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness Lindblad may incur; (iii) limits the amount Lindblad may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget. The U.S. Term Loan matures on May 8, 2021. In accordance to the new Credit Agreement entered into with Credit Suisse, the Company was required to segregate $30.0 million in an escrow account for repayment to the lender should the consummation of the merger not occur within thirty (30) days after the loan closing date.

Senior Credit Facility

On October 16, 2007, the Company entered into a senior secured term loan (the “Original Senior Credit Facility”) with DVB for up to the maximum of the lesser of $35,000,000 or an amount equal to 60% of the fair market value of the Company’s vessels. On July 19, 2012 and April 12, 2103, the Company amended and restated the Original Senior Credit Facility (“Senior Credit Facility”).

On May 8, 2015, using the proceeds from the Loans (as discussed in Note 1 – Business), the Company paid off the Senior Credit Facility in full. The outstanding principal and accrued interest balance on the Senior Credit Facility was $39,778,117 and $212,103, respectively.

Junior Credit Facility

On October 16, 2007, the Company entered into a junior secured term loan (the “Original Junior Credit Facility”) with DVB for up to the maximum of the lesser of $11,000,000 or an amount equal to 76% of the fair market value of the Company’s vessels. On March 9, 2009, the Company entered into an amendment to its Original Junior Credit Facility (the “Amended Junior Credit Facility”). The amendment (a) named DVB as agent for new lenders — Cruise Ferry Master Fund I N.V., (b) increased the facility to a term loan of $15,000,000 and a revolving loan of $10,000,000, and (c) extended the maturity of the junior facility to January 18, 2014. In consideration for this amendment and certain other accommodations under the terms of the Original Junior Credit Facility, the Company issued a warrant for the purchase of 60% of the fully diluted shares of the Company to CFMF. On January 19, 2010 and on July 19, 2012, the Company amended its Amended Junior Credit Facility.

On May 8, 2015, using the proceeds from the Loans (as discussed in Note 1 – Business), the Company paid off the Amended Junior Credit Facility in full. The outstanding principal balance and accrued interest on the Junior Credit Facility was $20,000,000 and $1,222,222.

For the three months ended June 30, 2015 and 2014, total debt discount and deferred financing costs charged to amortization and interest expense was $1,965,359 and $269,048, respectively. For the six months ended June 30, 2015 and 2014, total debt discount and deferred financing costs charged to amortization and interest expense was $2,208,948 and $543,303, respectively.

Long-Term Debt Outstanding

As of June 30, 2015 and December 31, 2014, the following long-term debt instruments were outstanding:

	As of
	June 30, 2015			December 31, 2014
	(unaudited)
	Principal	Discount and Deferred Financing Costs	Balance, net of discount	Principal	Discount	Balance, net of discount
Credit Facility	$150,000,000	$10,228,493	$139,771,507	$-	$-	$-
Senior Credit Facility	-	-	-	41,003,232	-	41,003,232
Junior Credit Facility	-	-	-	20,000,000	4,313,594	15,686,406
Total long-term debt	150,000,000	10,228,493	139,771,507	61,003,232	4,313,594	56,689,638
Less current portion	1,500,000	-	1,500,000	4,934,030	-	4,934,030
Total long-term debt, non-current	$148,500,000	$10,228,493	$138,271,507	$56,069,202	$4,313,594	$51,755,608

Future minimum principal payments of long-term debt as of June 30, 2015 are as follows:

Year	Amount
2015	$750,000
2016	1,500,000
2017	1,500,000
2018	1,500,000
2019	1,500,000
2020	1,500,000
2021	141,750,000
$150,000,000

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Rent expense was approximately $221,603 and $458,379 for the three and six months ended June 30, 2015, respectively, and $208,467 and $415,072 for the three and six months ended June 30, 2014, respectively. These amounts are recorded within general and administrative expenses on the accompanying condensed consolidated income statements.

Royalty Agreement — National Geographic

The Company is engaged in an alliance and license agreement with National Geographic Society, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is booked as a selling and administrative expense within the financial statements. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within other revenue. The royalty expense is recognized at the time of revenue recognition. Royalty expense for the three and six months ended June 30, 2015 was $1,147,765 and $2,386,639, respectively, and for the three and six months ended June 30, 2014 was $1,132,690 and $2,122,718, respectively.

The balances outstanding to National Geographic as of June 30, 2015 and December 31, 2014, are $1,179,015 and $999,064, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

In March 2015, the Company and National Geographic extended their alliance and license agreement until the year 2025. No additional consideration was given by the Company for the agreement to extend the agreement. Payment of royalties earned during the extension period will be valued and recorded in the Company’s condensed consolidated financial statements in a manner consistent with the foregoing disclosure.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
2015 (Six Months)	$2,020,986
2016	4,303,633
2017	202,140
Total	$6,526,759

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business.

NOTE 5 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to annual maximum of $1,800 and $1,500 for 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company’s benefit plan contribution amounted to $47,741 and $40,500, respectively. For the six months ended June 30, 2015 and 2014, the Company’s benefit plan contribution amounted to $113,640 and $98,944, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated income statements.

NOTE 6 — STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $1,213,722 and $0 for the three months ended June 30, 2015 and 2014, respectively. Stock based compensation expense related to stock options was $2,427,447 and $0 for the six months ended June 30, 2015 and 2014, respectively. Stock compensation expense is included in selling, general and administrative expenses on the accompanying condensed consolidated income statements. As of June 30, 2015, the unamortized value of options was $11,863,157, and is expected to be expensed over a period of 2.4 years.

On March 9, 2015, Mr. Lindblad exercised his stock option and received 2,857 shares of the Company’s common stock. These shares are subject to be put back to the Company at the option of Mr. Lindblad and are included in “obligation to repurchased Class A common shares” on the Company’s condensed consolidated balance sheets.

The following table is a summary of activity under the Company’s 2012 Incentive Stock Plan:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Life (Years)	Value
Options outstanding at January 1, 2015	16,337	$417	$1,054	9.7	$16,315,198
Granted	-	-	-
Exercised	(2,857)	32	926
Forfeited	-	-	-
Options outstanding at June 30, 2015	13,480	498	1,080	9.3	33,643,678

Exercisable at January 1, 2015	2,857	32	926	8.0	3,950,802
Vested	-	-	-
Exercised	(2,857)	32	926
Forfeited	-	-	-
Exercisable at June 30, 2015	-	-	-

Lindblad’s Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Linblad Expeditions, Inc. and Subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with Capitol’s unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as Lindblad’s audited consolidated financial statements and related notes, and management’s discussion and analysis of Lindblad’s financial condition and results and operations included in Capitol’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 included in Capitol’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on June 24, 2015.

Overview

The key components of our business strategy are to deliver exceptional guest experiences, maximize occupancy levels, continually optimize pricing methodologies, effectively manage itinerary offerings to meet guest demand, maximize and grow net yields, elevate brand awareness and loyalty, and expand the business in a safe, prudent and disciplined manner.

In the three months ended June 30, 2015, Lindblad generated revenues of $49.5 million compared to revenues of $50.8 million for the three months ended June 30, 2014, which represents a decrease of $1.3 million, or 2.6%. The change was primarily the result of a decrease in guest ticket revenue from $44.0 million for the three months ended June 30, 2014 to $43.2 million for the three months ended June 30, 2015, brought about by an increase in discounts related to cabin revenue received for Indian Ocean-based voyages. Net income was $8.8 million and $5.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase in net income was primarily the result of income from the fee received from DVB Bank America, N.V. (“DVB”) for the completion of the Lindblad Mergers and the gain on the sale of Cruise/Ferry Master Fund I, N.V. (“CFMF”) (see Note 1 – Business). For the three months ended June 30, 2015 Adjusted EBITDA amounted to $12.0 million compared to $11.0 million for the three months ended June 30, 2014.

In the six months ended June 30, 2015, Lindblad generated revenues of $105.0 million, which represented an increase of 2.7% from revenues of $102.2 million for the six months ended June 30, 2014. The increase in revenue was primarily the result of an increase in tour prices and increased revenue from additional chartered tours compared to the six months ended June 30, 2014. In addition, a strong demand for pre- and post-extensions and increased air ticket sales also increased revenue. Net income was $15.8 million and $13.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net income was primarily the result of income from fee received from DVB for the completion of the Lindblad Mergers and the gain on the sale of CFMF (see Note 1 – Business). For the six months ended June 30, 2015 Adjusted EBITDA amounted to $26.3 million compared to $25.1 million for the six months ended June 30, 2014.

Lindblad continues to focus on its core objectives of maximizing occupancy and optimizing pricing to drive strong net yield levels across the Company. In 2014, Lindblad began the process of redeploying the National Geographic Orion, which came under Lindblad management in 2013. This included adding departures from the Antarctic Peninsula and extensive travel across the Pacific Ocean as well as marketing the vessel’s 2014 offerings in the United States, Lindblad’s core marketing region where the Company commands strong pricing. In 2016, Lindblad will further reposition the National Geographic Orion when the ship will be redeployed from serving the Western Australian geographies to voyages in Europe for the northern hemisphere summer. Lindblad deploys chartered vessels for various seasonal offerings and continually seeks to optimize its charter fleet to balance its inventory with demand and maximize yields. The Company uses its charter inventory as a mechanism to both increase travel options of its existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

Lindblad has evaluated a range of strategies for expansion of guest capacity. The Company considers closely the expected return on invested capital and the range of possibilities, such as new build programs, adding selected charters, and the acquisition of existing ships or small operators, such as the acquisition of the National Geographic Orion. As a result of the merger with Capitol, the Company plans to order two new coastal vessels for delivery targeted in 2017 and 2018. These vessels are expected to have capacity of approximately 100 guests each and management considers this investment to be an important step to meet increasing demand for Lindblad’s offerings. The newbuild process will expose the Company to certain risks typically associated with new ship construction, which the Company is prepared to manage through detailed planning and close monitoring by its internal marine team. The purchase of the ships will be funded through a combination of cash raised in the Lindblad Mergers, funds from the Company’s Amended Credit Agreement and excess cash flow generated by the Company’s existing operations.

Due to the specific geographies in which Lindblad operates and the cost of providing access to fuel in its remote destinations, the Company has historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. The continued downward pressure is now becoming evident on fuel prices in all areas of the world in which Lindblad operates. Fuel costs represented 3.4% and 4.5% of tour revenue for the three months and six months ended June 30, 2015, respectively, and 5.4% and 6.2% of tour revenue for the three and six months ended June 30, 2014, respectively. Lindblad has not hedged its fuel purchases historically.

Lindblad maintains its fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled, periodic inspections, dry docking, and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard. Following the acquisition of the National Geographic Orion, the vessel underwent an extensive dry dock process during which Lindblad added its own specific modifications in order for the ship to meet its operational requirements. Although the age of the Company’s owned vessels varies, to date, the age itself has not been a material factor in the annual maintenance expense incurred by Lindblad. On a year-to-year basis, increases in maintenance expense for the current owned fleet are anticipated to grow in line with inflation.

Similar to others in the industry, Lindblad has historically operated with a meaningful working capital deficit. This deficit is mainly attributable to the fact that, under Lindblad’s business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the Amended Credit Agreement, Lindblad had net working capital of $15.4 million as of June 30, 2015 as compared to a working capital deficit of $59.7 million as of December 31, 2014.

The discussion and analysis of Lindblad’s financial condition and results of operations has been organized to present the following:

●	a review of Lindblad’s financial presentation, including the descriptions of certain line items and key operational and financial metrics;

●	a discussion of Lindblad’s results of operations for the three and six months ended June 30, 2015 compared to the same periods in 2014; and

●	a discussion of liquidity and capital resources, including future capital and potential funding sources.

Financial Presentation

Description of Certain Line Items

Tour revenue

Tour revenue consists of the following:

●	Guest ticket revenue recognized from the sale of guest tickets; and

●	Other revenues from the sale of pre- or post-expedition excursions, hotel accommodations, and land-based expeditions; air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees.

Cost of tours

Cost of tours includes the following:

●	Direct costs associated with revenues, including cost of pre- or post-expedition excursions, hotel accommodations, and land-based expeditions, air and other transportation expenses, and cost of goods and services rendered onboard;

●	Payroll costs and related expenses for shipboard personnel;

●	Food costs for guests and crew, including complimentary food and beverage amenities for guests;

●	Fuel costs and related costs of delivery, storage and safe disposal of waste; and

●	Other expenses, such as land costs, port costs, repairs and maintenance, equipment expense, dry dock, ship insurance, and charter hire costs.

Selling and marketing

Selling and marketing expenses include commissions and a broad range of advertising and promotional expenses.

General and administrative

General and administrative expenses include the cost of shoreside vessel support, reservations and other administrative functions, including salaries and related benefits, credit card commissions, professional fees and rent.

Key Operational and Financial Metrics

Lindblad uses a variety of operational and financial metrics, which are defined below, to evaluate its performance and financial condition. Lindblad uses certain non-GAAP financial measures, such as EBITDA, Adjusted EBITDA, Net Yields and Net Cruise Costs, to enable the Company to analyze its performance and financial condition. The Company utilizes these financial measures to manage its business on a day-to-day basis and believes that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise industry to measure performance. Lindblad believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of the Company’s financial condition and results of operations together with the consolidated financial statements of Lindblad and the related notes thereto also included within.

EBITDA is net income (loss) excluding depreciation and amortization, net interest expense and income tax benefit (expense).

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), and income tax benefit (expense), and other supplemental adjustments. Lindblad believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. Lindblad believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as unearned passenger revenue, capital expenditures and related depreciation, principal and interest payments, and tax payments. Lindblad’s use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating its business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

Available Guest Nights is a measurement of capacity and represents double occupancy per cabin (except single occupancy for a single capacity cabin) multiplied by the number of cruise days for the period. Lindblad also records the number of guest nights available on its limited land programs in this definition. Lindblad uses this measure to perform capacity and rate analysis to identify the main non-capacity drivers that cause revenue and expense to vary.

Gross Cruise Cost represents the sum of cost of tours plus selling and marketing expense and general and administrative expense.

Gross Yield represents tour revenue divided by Available Guest Nights.

Guest Nights Sold represents the number of guests carried for the period multiplied by the number of nights sailed within the period.

Maximum Guests is a measure of capacity and represents the maximum number of guests in a period and is based on double occupancy per cabin (except single occupancy for a single capacity cabin).

Net Cruise Cost represents Gross Cruise Cost excluding commissions and certain other direct costs of guest ticket revenue and other revenue.

Net Cruise Cost excluding Fuel represents Net Cruise Cost excluding fuel costs.

Net Revenue represents tour revenue less commissions and direct costs of other revenue.

Net Yield represents Net Revenue divided by Available Guest Nights.

Number of Guests represents the number of guests that travel with the Company in a period.

Occupancy is calculated by dividing Guest Nights Sold by Available Guest Nights.

Foreign Currency Translation

Lindblad translates the assets and liabilities of its foreign operations that have functional currencies other than the U.S. dollar at exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign operations are translated at weighted-average exchange rates for the period. Where the U.S. dollar is the functional currency, remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated income statements.

Lindblad became subject to foreign currency translation in connection with its acquisition of Fillmore Pearl Holdings Ltd., which operates partially in Australia and whose functional currency is the U.S. dollar.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Lindblad reported tour revenue, cost of tours, operating expenses, operating income and net income for the three and six months ended June 30, 2015 and 2014 are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tour revenue	$49,531,025	$50,790,991	$104,951,551	$102,165,680
Cost of tours	21,485,767	24,100,955	45,886,988	46,077,828
Operating expenses	25,641,123	18,577,615	48,680,902	36,836,940
Operating income	2,404,135	8,112,421	10,383,661	19,250,912
Net income	8,835,269	5,164,398	15,767,762	13,559,204
Earnings per share – Class A
Basic	$57.07	$20.08	$78.93	$52.73
Diluted	55.36	20.08	77.65	52.73
Earnings per share – Class B
Basic	$-	$20.08	$-	$52.73
Diluted	-	20.08	-	52.73

The following table sets forth the Company’s operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Tour revenues	100.0%	100.0%	100.0%	100.0%

Cost of tours	43.4%	47.5%	43.7%	45.1%
Gross profit	56.6%	52.5%	56.3%	54.9%

Operating expenses:
General and administrative	29.4%	15.7%	24.5%	14.9%
Selling and marketing	16.5%	15.2%	16.5%	15.5%
Depreciation and amortization	5.8%	5.6%	5.4%	5.6%
Total operating expenses	51.7%	36.5%	46.4%	36.0%

Operating income	4.9%	16.0%	9.9%	18.9%

Other income (expense):
Change in fair value of obligation to repurchase shares of Class A common stock	0.0%	1.7%	0.0%	(0.6%)
Gain (loss) on foreign currency	(0.2%)	0.3%	(0.2%)	(0.2%)
Gain on transfer of assets	15.2%	0.0%	7.2%	0.0%
Other income (expense), net	10.1%	0.0%	4.8%	0.0%
(Loss) on investment in CFMF	(0.5%)	0.0%	0.0%	0.0%
Interest expense, net	(7.9%)	(2.6%)	(4.9%)	(2.6%)
Total other income (expense)	16.7%	(0.6%)	6.9%	(3.4%)

Income before income taxes	21.6%	15.4%	16.8%	15.5%

Income tax expense	3.8%	5.2%	1.8%	2.2%

Net income	17.8%	10.2%	15.0%	13.3%

The following table sets forth Lindblad’s Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests and Number of Guests for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Available Guest Nights	44,193	42,538	91,164	89,760
Guest Nights Sold	40,597	40,751	83,807	85,402
Occupancy	91.9%	95.8%	91.9%	95.1%
Maximum Guests	5,171	5,014	10,610	10,268
Number of Guests	4,818	4,829	9,806	9,804

The following table shows the calculations of Gross Yield and Net Yield for the three and six months ended June 30, 2015 and 2014. Gross Yield is calculated by dividing tour revenue by Available Guest Nights, and Net Yield is calculated by dividing Net Revenue by Available Guest Nights.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Guest ticket revenue	$43,153,749	$43,970,745	$90,953,547	$89,504,670
Other revenue	6,377,276	6,820,246	13,998,004	12,661,010
Tour Revenue	49,531,025	50,790,991	104,951,551	102,165,680
Less: Commissions	(3,436,535)	(3,379,574)	(7,123,099)	(6,692,010)
Less: Other expense	(3,532,318)	(4,003,552)	(8,112,295)	(7,219,797)
Net Revenue	$42,562,172	$43,407,865	$89,716,157	$88,253,873
Available Guest Nights	44,193	42,538	91,164	89,760
Gross Yield	$1,120.79	$1,194.01	$1,151.24	$1,138.21
Net Yield	$963.10	$1,020.45	$984.12	$983.22

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of tours	$21,485,767	$24,100,955	$45,886,988	$46,077,828
Plus: Selling and marketing	8,189,162	7,730,227	17,351,646	15,846,423
Plus: General and administrative	14,556,935	7,973,652	25,682,431	15,242,723
Gross Cruise Cost	$44,231,864	$39,804,834	$88,921,065	$77,166,974
Less: Commission expense	(3,436,535)	(3,379,574)	(7,123,099)	(6,692,010)
Less: Other expenses	(3,532,318)	(4,003,552)	(8,112,295)	(7,219,797)
Net Cruise Cost	$37,263,011	$32,421,708	$73,685,671	$63,255,167
Less: Fuel expense	(1,677,789)	(2,740,215)	(4,724,586)	(6,361,522)
Net Cruise Cost Excluding Fuel	$35,585,222	$29,681,493	$68,961,085	$56,893,645
Non-GAAP Adjustments
Stock based compensation	(1,213,722)	-	(2,427,447)	-
Non-recurring merger related expenses	(5,536,354)	-	(7,804,602)	-
Non-recurring acquisition related expenses	-	-	-	(112,000)
Adjusted Net Cruise Cost Excluding Fuel	$28,835,146	$29,681,493	$58,729,036	$56,781,645
Available Guest Nights	44,193	42,538	91,164	89,760
Gross Cruise Cost per Available Guest Night	$1,000.88	$935.75	$975.40	$859.70
Net Cruise Cost per Available Guest Night	$843.19	$762.18	$808.28	$704.71
Net Cruise Cost Excluding Fuel per Available Guest Night	$805.22	$697.76	$756.45	$633.84
Adjusted Net Cruise Cost per Available Guest Night	$690.45	$762.18	$696.04	$703.47
Adjusted Net Cruise Cost Excl. Fuel per Available Guest Night	$652.48	$697.76	$644.21	$632.59

The following outlines the calculation of EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,835,269	$5,164,398	$15,767,762	$13,559,204
Income tax expense	1,893,259	2,646,957	1,869,831	2,242,492
Interest expense, net	3,888,204	1,337,238	5,077,627	2,657,499
Depreciation and amortization expense	2,895,026	2,873,736	5,646,825	5,747,794
EBITDA	17,511,758	12,022,329	28,362,045	24,206,989
Change in fair value of obligation to repurchase shares of Class A common stock	-	(857,565)	-	572,431
Gain (loss) on foreign currency translation	78,329	(178,607)	194,367	219,286
Stock based compensation	1,213,722	-	2,427,447	-
Gain on transfer of assets	(7,525,926)	-	(7,525,926)	-
Other non-cash income	(4,765,000)	-	(5,000,000)	-
Non-recurring merger related expenses	5,536,354	-	7,804,602	-
Non-recurring acquisition related expenses	-	-	-	112,000
Adjusted EBITDA	$12,049,237	$10,986,157	$26,262,535	$25,110,706

Comparison of Three and Six Months Ended June 30, 2015 to Three and Six Months Ended June 30, 2014

Tour Revenues

In the three months ended June 30, 2015, Lindblad generated revenues of $49.5 million compared to revenues of $50.8 million for the three months ended June 30, 2014, which represents a decrease of $1.3 million, or 2.6%. The change was primarily the result of a decrease in guest ticket revenue from $44.0 million for the three months ended June 30, 2014 to $43.2 million for the three months ended June 30, 2015, brought about by an increase in discounts related to cabin revenue received for Indian Ocean-based voyages. Net Yield for the three months ended June 30, 2015 decreased 5.6% to $963.10 compared to $1,020.45 for the three months ended June 30, 2014.

Tour revenues for the six months ended June 30, 2015 increased $2.8 million, or 2.7%, to $105.0 million from $102.2 million for the six months ended June 30, 2014. This increase was due to the increase in guest ticket revenue from additional chartered voyages and an increase in tour prices. In addition, other revenue increased by $1.3 million to $14.0 million for the six months ended June 30, 2015, compared to $12.7 million for the six months ended June 30, 2014. This increase was primarily driven by strong demand for pre- and post-voyage extensions as well as increased revenue from air ticket sales. Net Yield for the six months ended June 30, 2015 increased 0.1% to $984.12 compared to $983.22 for the six months ended June 30, 2014.

Cost of Tours

Total cost of tours decreased $2.6 million, or 10.8%, to $21.5 million for the three months ended June 30, 2015 from $24.1 million for the three months ended June 30, 2014. This decrease was primarily the result of a decrease in the cost of fuel in the second quarter of 2015 compared to 2014 and a decrease in dry dock costs and maintenance costs for the owned fleet. Adjusted Net Cruise Cost per Available Guest Night decreased 9.4% to $690.45 for the three months ended June 30, 2015 compared to $762.18 for the three months ended June 30, 2014.

Total cost of tours decreased $0.2 million, or 0.4%, to $45.9 million from $46.1 million for the six months ended June 30, 2014. This was primarily the result of a decrease in fuel costs, maintenance expenditures for the owned fleet, partially offset by an increase in charter hire for additional voyages, increase land costs and air expense. Adjusted Net Cruise Cost per Available Guest Night decreased 1.1% to $696.04 for the six months ended June 30, 2015 compared to $703.47 for the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 amounted to $14.6 million compared to $8.0 million for the three months ended June 30, 2014. This increase was primarily due to the $5.0 million in success fee compensation expense, $1.2 million in stock options incentive compensation expense and $0.5 million of one-time professional fees associated with the merger transaction between Lindblad and Capitol.

General and administrative expenses for the six months ended June 30, 2015 amounted to $25.7 million compared to $15.2 million for the six months ended June 30, 2014. This increase was primarily due to the $5.0 million in success fee compensation expense, $2.8 million of one-time professional fees associated with the merger transaction between Lindblad and Capitol, and $2.4 million in stock options incentive compensation expense recorded in the first half of 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2015 increased $0.5 million, or 6.5%, to $8.2 million from $7.7 million for the three months ended June 30, 2014. This increase was due to higher expense related to increased advertising, collateral printing and postage to ensure high yields for the remainder of 2015. These particular costs increased $0.4 million to $1.8 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014.

Selling and marketing expenses for the six months ended June 30, 2015 increased $1.5 million, or 9.4%, to $17.4 million from $15.9 million for the six months ended June 30, 2014. This increase was due to higher expense related to increased advertising, collateral printing and postage to ensure high yields for the remainder of 2015. These costs increased $0.8 million to $4.3 million for the six months ended June 30, 2015 compared to $3.5 million for the six months ended June 30, 2015. Also contributing to the increase were higher commissions, which increased $0.4 million to $7.1 million for the six months ended June 30, 2015 compared to $6.7 million for the six months ended June 30, 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended both June 30, 2015 and 2014 was $2.9 million.

Depreciation and amortization expenses for the six months ended June 30, 2015 decreased $0.1 million to $5.6 million from $5.7 million for the six months ended June 30, 2014.

Other (Expense) Income

Other income was $8.3 million for the three months ended June 30, 2015 compared to $0.3 million in expense for the three months ended June 30, 2014, which represents an $8.6 million increase. This change was primarily due to the following factors.

●

Interest expense, net, increased $2.6 million to $3.9 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014. The increase was primarily the result of accelerated amortization of deferred finance costs of $1.9 million related to the repayment of our senior debt in May 2015, as well as higher debt levels in 2015.

●

Additional income of $12.5 million in the three months ended June 30, 2015 related to the $5.0 million success fee income in connection with the new debt financing in May 2015 and a $7.5 million gain on the disposal of assets related to the junior debt in the CFMF transaction.

●	For the three months ended June 30, 2015 and 2014, Lindblad recorded $0.1 million in foreign currency translation losses and $0.2 million in foreign currency translation gains, respectively. The $0.3 million net change was primarily related to the strengthening of the Australian dollar compared to the U.S. dollar.

Other income was a $7.3 million for the six months ended June 30, 2015 compared to $3.4 million expense for the three months ended June 30, 2014, which represents a $10.7 million increase. This change was primarily due to the following factors.

●

Interest expense, net, increased $2.4 million, to $5.1 million for the six months ended June 30, 2015 from $2.7 million for the six months ended June 30, 2014. The increase was primarily the result of accelerated amortization of deferred finance costs of $1.9 million related to the repayment of our senior debt in May 2015, as well as higher debt levels in 2015.

●	Additional income of $12.5 million in the six months ended June 30, 2015 related to the $5.0 million success fee income for the new debt financing in May 2015 and the gain on the disposal of assets of $7.5 million related to the junior debt in the CFMF transaction.

●	For the six months ended June 30, 2015 and 2014, Lindblad recorded $0.2 million in foreign currency translation losses. The losses are primarily related to the strengthening of the Australian dollar compared to the U.S. dollar.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 30, 2015 and 2014

Net cash provided by operating activities increased by $4.3 million for the six months ended June 30, 2015 to $23.2 million from $18.9 million for the six months ended June 30, 2014, primarily due to increases in unearned passenger revenues.

Net cash used in investing activities was $108.3 million for the six months ended June 30, 2015 compared to $10.3 million for the six months ended June 30, 2014. The $98.0 million increase in cash used in investing activities was primarily related to the purchase in May 2015 of our investment in CFMF and the restricted cash escrow established in connection with the Amended Credit Agreement pending the consummation of the merger with Capitol.

Net cash provided by (used in) financing activities was cash provided by financing activities of $98.5 million for the six months ended June 30, 2015 compared to cash used in financing activities of $1.6 million for the six months ended June 30, 2014. The $100.1 million difference was primarily related to the $150.0 million in proceeds from the new debt offset by the $41.0 repayment of senior debt and the addition of $10.5 million in deferred financing costs.

Funding Needs and Sources

Lindblad has historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. As of June 30, 2015, Lindblad had liquidity of $53.5 million in cash and cash equivalents, excluding restricted cash. As a result of the Amended Credit Agreement, Lindblad had net working capital of $15.4 million as of June 30, 2015 as compared to a working capital deficit of $59.7 million as of December 31, 2014. Similar to others in the industry, Lindblad historically operated with a meaningful working capital deficit. The deficit as of December 31, 2014 was mainly attributable to the fact that, under Lindblad’s business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long term investments or any other use of cash.

As of June 30, 2015, Lindblad had approximately $139.8 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. Lindblad believes that its cash on hand, expected future operating cash inflows, its ability to issue debt securities, its ability to raise additional equity, and the cash proceeds to Lindblad from the mergers and the Amended Credit Agreement will be sufficient to fund operations, debt service requirements, and capital expenditures, and to maintain compliance with financial covenants under the agreements governing Lindblad’s indebtedness, over the next twelve-month period. There can be no assurance, however, that cash flows from operations and additional funding will be available in the future to fund future obligations.

On May 8, 2015, Lindblad entered into a new credit agreement with Credit Suisse A.G. as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of Lindblad’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The gross proceeds from the Loans, net of discounts, fees and expenses, were approximately $164.2 million. The Loans bear interest at a rate based on an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The Credit Agreement (i) requires Lindblad to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness Lindblad may incur; (iii) limits the amount Lindblad may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. The net proceeds from the term loan advances were used to repay Lindblad’s existing debt, fund a portion of the purchase consideration paid in connection with Lindblad’s purchase of the financial and equity interests in CFMF and for general corporate purposes.

Debt Covenants

Lindblad’s Credit Agreement as of June 30, 2015 contains financial covenants that, among other things, (i) requires Lindblad to maintain a total net leverage ratio of 4.00 to 1.00 initially, (the ratio was subsequently changed to 4.75 to 1.00 on the closing of the Amended Credit Agreement on July 8, 2015), with 0.25 equal reductions annually thereafter until December 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limits the amount of indebtedness Lindblad may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limits the amount Lindblad may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget. As of June 30, 2015, Lindblad was in compliance with the financial covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Item 6: exhibits

Number	Description	Included	Form	Filing Date
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 30, 2015, by and among Capitol Acquisition Corp. II, Argo Expeditions, LLC, Argo Merger Sub, Inc. and Lindblad Expeditions, Inc.	By Reference	8-K	May 4, 2015
2.2	Amendment No. 2 to Agreement and Plan of Merger, dated as of May 1, 2015, by and among Capitol Acquisition Corp. II, Argo Expeditions, LLC, Argo Merger Sub, Inc. and Lindblad Expeditions, Inc.	By Reference	8-K	May 4, 2015
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
4.1	Specimen Common Stock Certificate.	By Reference	Form 8-K	July 10, 2015
4.2	Specimen Warrant Certificate.	By Reference	Form 8-K	July 10, 2015
10.1	2015 Long-Term Incentive Plan*.	By Reference	DEFM 14-A	June 24, 2015
10.2	Credit Agreement, dated as of May 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	Form 8-K	July 10, 2015
10.3	Amended and Restated Credit Agreement, dated as of July 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	Form 8-K	July 10, 2015

10.4	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	Form 8-K	July 10, 2015
10.5	Employment Agreement between Ian Rogers and the Company and Assignment and Assumption of Option Award Agreement*.	By Reference	Form 8-K	July 10, 2015
10.6	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement*.	By Reference	Form 8-K	July 10, 2015
10.7	Registration Rights Agreement between the stockholders of Lindblad Expeditions, Inc. and Capitol Acquisition Corp. II.	By Reference	Form 8-K	July 10, 2015
10.8	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc. †	By Reference	Form 8-K	July 10, 2015
10.9	Amendment to Alliance and License Agreement by and between National Geographic Society and Lindblad Expeditions, Inc., dated as of November 20, 2014.†	By Reference	Form 8-K	July 10, 2015
10.10	Second Amendment to Alliance and License Agreement by and between National Geographic Society and Lindblad Expeditions, Inc., dated as of March 9, 2015.	By Reference	Form 8-K	July 10, 2015
10.11	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	Form 8-K	July 10, 2015
10.12	Amendment to Tour Operator Agreement by and between National Geographic Society and Lindblad Expeditions, Inc., dated as of November 20, 2014.†	By Reference	Form 8-K	July 10, 2015
10.13	Second Amendment to Tour Operator Agreement by and between National Geographic Society and Lindblad Expeditions, Inc., dated as of March 9, 2015.†	By Reference	Form 8-K	July 10, 2015
10.14	Lindblad 2012 Stock Incentive Plan.*	By Reference	Form 8-K	July 10, 2015
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation linkbase document	Herewith
101.LAB	Taxonomy extension label linkbase document	Herewith
101.PRE	Taxonomy extension presentation linkbase document	Herewith

* Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). We agree to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

† Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2015.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

