Form 10-Q
period 2015-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2015-11-09
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

As of November 4, 2015, 45,224,881 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2015

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$208,751,533	$39,678,720
Restricted cash and marketable securities	9,284,500	8,334,632
Inventories	1,835,325	1,700,226
Marine operating supplies	4,178,662	5,078,552
Prepaid expenses and other current assets	10,153,283	11,320,698
Total current assets	234,203,303	66,112,828

Property and equipment, net	122,027,393	121,873,440
Due from shareholder	-	1,500,926
Other long-term assets	13,081,755	2,019,503
Operating rights	6,528,949	6,528,949
Deferred tax assets	121,330	101,860
Investment in CFMF	-	47,787,835
Total assets	$375,962,730	$245,925,341

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$72,946,189	$73,195,195
Accounts payable and accrued expenses	18,629,236	20,028,315
Long-term debt - current	1,750,000	4,934,030
Obligation to repurchase shares of common stock	-	4,965,792
Due to CFMF	-	22,733,000
Total current liabilities	93,325,425	125,856,332

Long-term debt, less current portion	162,697,005	51,755,608
Other long-term liabilities	638,862	447,145
Deferred income taxes – long-term	703,506	299,035
Total liabilities	257,364,798	178,358,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,224,881 and 44,717,759 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4,522	-
Additional paid-in capital	52,308,452	21,466,308
Retained earnings	66,284,958	46,100,913
Total shareholders' equity	118,597,932	67,567,221
Total liabilities and shareholders' equity	$375,962,730	$245,925,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Tour revenues	$58,561,323	$51,540,429	$163,512,874	$153,706,109

Cost of tours	25,443,716	22,594,085	71,330,704	68,671,913
Gross profit	33,117,607	28,946,344	92,182,170	85,034,196

Operating expenses:
General and administrative	9,709,100	7,551,316	27,620,640	22,794,039
Selling and marketing	9,464,802	7,778,325	26,816,447	23,624,748
Merger related expenses	5,494,975	-	13,265,866	-
Depreciation and amortization	2,688,894	2,937,883	8,335,719	8,685,677
Total operating expenses	27,357,771	18,267,524	76,038,672	55,104,464

Operating income	5,759,836	10,678,820	16,143,498	29,929,732

Other (expense) income:
Change in fair value of obligation to repurchase shares of common stock	-	(2,463,336)	-	(3,035,767)
Gain (loss) on foreign currency	147,833	718,620	(46,533)	499,334
Gain on transfer of assets	-	-	7,501,948	-
Other (expense) income, net	(23,978)	-	5,000,000	-
Interest expense, net	(2,948,312)	(1,320,050)	(8,025,939)	(3,977,549)
Total other (expense) income	(2,824,457)	(3,064,766)	4,429,476	(6,513,982)

Income before income taxes	2,935,379	7,614,054	20,572,974	23,415,750

Income tax (benefit) expense	(1,480,899)	333,518	388,933	2,576,010

Net income	$4,416,278	$7,280,536	$20,184,041	$20,839,740

Common stock
Net income available to common stockholders	$4,416,278	$6,370,416	$20,184,041	$18,234,621

Weighted average shares outstanding
Basic	45,004,393	44,717,759	44,814,354	44,717,759
Diluted	46,456,315	44,717,759	45,544,382	44,717,759

Earnings per share
Basic	$0.10	$0.14	$0.45	$0.41
Diluted	$0.10	$0.14	$0.44	$0.41

Class B common stock
Net income available to Class B common stockholders	$-	$910,120	$-	$2,605,119

Weighted average shares outstanding
Basic	-	6,388,677	-	6,388,677
Diluted	-	6,388,677	-	6,388,677

Earnings per share
Basic	$-	$0.14	$-	$0.41
Diluted	$-	$0.14	$-	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$20,184,041	$20,839,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,335,719	8,685,677
Amortization of National Geographic fee	670,239	-
Amortization of debt discount and deferred financing costs	2,733,447	553,047
Stock-based compensation	3,641,169	-
Deferred income taxes	385,001	309,450
Gain on currency translation	(46,533)	(499,334)
Gain on transfer of assets	(7,502,668)	-
Changes in operating assets and liabilities
Inventories and marine operating supplies	761,051	(194,805)
Prepaid expenses and other current assets	1,091,353	(776,311)
Unearned passenger revenues	538,435	(2,251,189)
Other long-term liabilities	191,717	165,180
Accounts payable and accrued expenses	(715,919)	149,112

Net cash provided by operating activities	30,267,052	26,980,567

Cash Flows From Investing Activities
Purchase of investment in CFMF	(68,087,953)	-
Purchase of property and equipment, net	(8,142,821)	(3,382,893)
Advance from (to) shareholder	1,500,926	(70,745)
(Redemption) purchase of restricted cash and marketable securities	(949,868)	246,384

Net cash used in investing activities	(75,679,716)	(3,207,254)

Cash Flows From Financing Activities
Proceeds from long-term debt	175,000,000	-
Net proceeds from merger	96,806,055	-
Deferred financing costs	(10,943,676)	-
Repayments of long-term debt	(41,440,732)	(2,985,406)
Proceeds used in exchange of option shares	(4,850,437)	-
Repurchase of stock from common shareholders	-	3,035,766

Net cash provided by financing activities	214,571,210	50,360

Effect of exchange rate changes on cash	(85,733)	119,785

Net increase in cash and cash equivalents	169,072,813	23,943,458

Cash and cash equivalents as of beginning of period	39,678,720	44,353,563

Cash and cash equivalents as of end of period	$208,751,533	$68,297,021

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$4,549,829	$3,193,037

Income taxes	$386,765	$1,326,561

Non-cash investing and financing activities:
Investment in CFMF liquidation of Junior debt asset, warrant	$84,903,567	-
CFMF liquidation of Junior debt long-term debt, additional paid-in capital	(84,903,567)	-
Transfer from inventories and marine operating supplies	(413,593)	-
Transfer to property and equipment, net	413,593	-
Additional paid-in capital exercise proceeds of option shares	2,239,820	-
Additional paid-in capital exchange proceeds used for option shares	(2,239,820)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2015	44,717,719	$-	$21,466,308	$46,100,913	$67,567,221

Stock based compensation - option shares	-	-	3,641,169	-	3,641,169
CFMF transaction cancellation of warrant	-	-	(83,467,907)	-	(83,467,907)
Obligation to repurchase shares of common stock	-	-	4,965,792	-	4,965,792
Merger recapitalization	-	4,472	110,553,577		110,558,049
Option shares exercise and exchange	507,122	50	(4,850,487)	-	(4,850,437)
Other	-	-	-	4	4
Net income	-	-	-	20,184,041	20,184,041

Balance as of September 30, 2015	45,224,841	$4,522	$52,308,452	$66,284,958	$118,597,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “LEX”) currently operate a fleet of six expedition ships owned by its subsidiaries and four seasonal charter vessels. LEX’s mission is offering life-changing adventures on all seven continents, and pioneering innovative ways to allow its guests to connect with exotic and remote places. LEX’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing LEX to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galapagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company also has an alliance with the National Geographic Society (“National Geographic”), who often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews.

Lindblad Expeditions, Inc. (“Lindblad”) was founded in 1979 by Sven-Olof Lindblad (“Mr. Lindblad”), whose father, adventure-travel pioneer Lars-Eric Lindblad, led some of the first non-scientific groups of travelers to Antarctica in 1966 and the Galapagos in 1967. Mr. Lindblad founded Lindblad in order to offer innovative and educational travel expeditions to the world’s most remarkable places.

Completion of Merger with Capitol

Capitol Acquisition Corp. II (“Capitol”) was originally incorporated in Delaware on August 9, 2010 as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, Capitol completed a series of mergers whereby Lindblad Expeditions, Inc., a New York corporation, became Capitol’s wholly-owned subsidiary. As consideration for the mergers, the total purchase price consisted of an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of Capitol common stock. Capitol also assumed outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of Capitol common stock with an exercise price of $1.76 per share. The Company has not completed an analysis whether the ownership change occurred under Internal Revenue Code Section 382, which, if it did occur, it would substantially limit the ability to utilize Capitol’s net operating losses and other tax attributes.

As a result of the mergers, Lindblad became a direct wholly-owned subsidiary of Capitol. Immediately following the mergers, Capitol, which was a blank check company with no operations, changed its name to Lindblad Expeditions Holdings, Inc. and therefore we have presented Lindblad’s information as that of the Company.

Upon the closing of the mergers, Mr. Lindblad, Mark D. Ein, L. Dyson Dryden, John M. Fahey and Paul J. Brown were elected or re-elected, as the case may be, as directors of the Company, with Mr. Ein being designated as Chairman. In addition, Mr. Ein resigned as the Company’s Chief Executive Officer, Treasurer and Secretary and Mr. Dryden resigned as the Company’s Chief Financial Officer. The following executive officers were appointed: Mr. Lindblad, as Chief Executive Officer and President; Ian Rogers, as Chief Operating Officer, Chief Financial Officer and Vice President; Trey Byus, as Chief Expedition Officer; Richard Fontaine, as Chief Marketing Officer; and Pete Miller, as Senior Vice President, Fleet Operations. (Mr. Miller subsequently resigned and has left the Company to pursue interests outside the cruise industry.) On August 4, 2015, the Company appointed Bernard W. Aronson to serve as an independent director of the Company. On October 28, 2015, the Company announced that it had appointed John T. McClain to serve as Chief Financial Officer effective as of November 10, 2015.

The Company’s common stock and warrants are listed on The NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively.

Capitol Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, Capitol sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200,000,000. Each unit consisted of one share of Capitol’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the consummation of the merger with Lindblad, Capitol forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion by the Company of the Business Combination with Lindblad and terminating on the five-year anniversary of the completion by the Company of the Business Combination with Lindblad. At September 30, 2015, there were 16,100,000 warrants outstanding, which include 5,600,000 sponsor’s warrants purchased by the initial stockholders in a private placement, 500,000 note conversion warrants issued in connection with the conversion of promissory notes and 10,000,000 warrants purchased in connection with the sale of units related to the initial public offering of Capitol.

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

The sponsor’s warrants and note conversion warrants are identical to the warrants included in the units sold in the offering except that such warrants: (i) are not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees.

New Credit Agreement

On May 8, 2015, Lindblad entered into a new credit agreement with Credit Suisse A.G. (“Credit Suisse”) as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility in the form of a $130.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of Lindblad’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). On July 8, 2015, the Company entered into a larger and syndicated amended and restated credit agreement with Credit Suisse (“Amended Credit Agreement”), increasing the facility by $25.0 million, resulting in a $155.0 million U.S. Term Loan (see Note 3 – Long-Term Debt).

Stock and Warrant Repurchase Plan

On November 9, 2015, the Company announced that its Board of Directors has approved a $20 million stock and warrant repurchase plan. This plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions discretion based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Statements of Income, Cash Flows, and Stockholders’ Equity for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014 contained in the Company’s Definitive Proxy Statement filed with the SEC on June 24, 2015.

The merger with Lindblad has been accounted for as a reverse acquisition in accordance with U.S. GAAP, Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 805-40-45. Under this method of accounting, Capitol has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Lindblad comprising the ongoing operations and assets of the combined entity and Lindblad senior management comprising the senior management of the combined company. In accordance with guidance applicable to these circumstances, the merger has been considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger has been treated as the equivalent of Lindblad issuing shares for the net assets of Capitol, accompanied by a recapitalization. The net assets of Capitol have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are those of Lindblad.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of September 30, 2015 included Lindblad Expeditions Holdings, Inc. and it wholly-owned subsidiaries. The condensed consolidated financial statements of the Company as of December 31, 2014 included Lindblad, its wholly-owned subsidiary, Lindblad Maritime Enterprises, Ltd (“LME”), a Cayman Islands corporation, as well as the subsidiaries of LME, and Sea Lion and Sea Bird as variable interest entities (“VIEs”). Lindblad controlled the activities which most significantly impacted the economic performance of Sea Lion and Sea Bird. Lindblad determined itself to be the primary beneficiary and accordingly, these entities were determined to be VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation. The VIEs were transferred to Lindblad and became wholly-owned subsidiaries of the Company at the merger date, July 8, 2015.

Reclassifications

Certain items in the condensed consolidated financial statements of the Company have been reclassified to conform to the 2015 classification.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various estimates, including but not limited to determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets, the value of contingent consideration and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the condensed consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the three and nine months ended September 30, 2015, the Company determined, using the treasury method, there were 1.5 million and 0.7 million dilutive common shares related to stock options. For the three and nine months ended September 30 2014, the Company determined there were no dilutive potential common shares.

In 2014, the two-class method was used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per common share were allocated to the Class A (common as a result of the merger) and Class B common shareholders of Lindblad based on the weighted average shares outstanding.

On July 8, 2015, as a result of the mergers, in accordance with FASB ASC 805-40-45 and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement.

Weighted average shares outstanding after the mergers excluded the shares underlying the 16,100,000 warrants. The shares underlying these warrants have an exercise price of $11.50 per share and were anti-dilutive.

Basic weighted average shares outstanding prior to the mergers included the shares underlying a warrant to purchase 60% of the outstanding common shares. As the shares underlying this warrant could have been issued for little consideration (an aggregate exercise price of $10), these shares were formerly deemed to be issued for purposes of basic earnings per share. Effective May 8, 2015, in connection with Lindblad closing on a transaction to purchase 100% of Cruise/Ferry Master Fund I, N.V. (“CFMF”), the warrant was cancelled. On July 8, 2015, as a result of the merger agreement, and the reverse merger treatment and recapitalization, these shares were not considered part of the recapitalization and therefore not included in basic or dilutive weighted average shares outstanding.

For the three and nine months ended September 30, 2015 and 2014, the Company calculated earnings per share in accordance with FASB ASC 260 and 805-40-45 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share	$4,416,278	$7,280,536	$20,184,041	$20,839,740

Weighted average shares outstanding:
Shares outstanding, weighted for time outstanding	45,004,393	51,106,436	44,814,354	51,106,436
Total weighted average shares outstanding, basic	45,004,393	51,106,436	44,814,354	51,106,436

Effect of dilutive securities:
Assumed exercise of option shares, treasury method	1,451,922	-	730,028	-
Dilutive potential common shares	1,451,922	-	730,028	-
Total weighted average shares outstanding, diluted	46,456,315	51,106,436	45,544,382	51,106,436

Common stock
Net income available to common stockholders	$4,416,278	$6,370,416	$20,184,041	$18,234,621

Weighted average shares outstanding
Basic	45,004,393	44,717,759	44,814,354	44,717,759
Diluted	46,456,315	44,717,759	45,544,382	44,717,759

Earnings per share
Basic	$0.10	$0.14	$0.45	$0.41
Diluted	$0.10	$0.14	$0.44	$0.41

Class B common stock
Net income available to Class B common stockholders	$-	$910,120	$-	$2,605,119

Weighted average shares outstanding
Basic	-	6,388,677	-	6,388,677
Diluted	-	6,388,677	-	6,388,677

Earnings per share
Basic	$-	$0.14	$-	$0.41
Diluted	$-	$0.14	$-	$0.41

For the three and nine months ended September 30, 2015, the Company excluded 1,912,833 (converted from 6,747 shares as a result of the merger) shares of common stock as these shares were subject to the warrants described above.

As of September 30, 2015, there were 45,224,881 shares outstanding. Upon completion of the mergers on July 8, 2015, the Company had 44,717,759 shares of common stock outstanding. The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Company’s board of directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of LEX’s common stock under the 2015 Plan. In connection with the mergers with Lindblad, certain stock options previously granted by Lindblad under the Lindblad Expeditions, Inc. 2012 Stock Incentive Plan (the “Lindblad Plan”) were assumed and converted into options to purchase shares of the Company’s common stock. As of September 30, 2015, options to purchase an aggregate of 2,549,071 shares of the Company’s common stock with an exercise price of $1.76 per share were outstanding. As of September 30, 2015, 16,100,000 warrants to purchase common stock at a price of $11.50 per share were outstanding, consisting of 10,000,000 public warrants, 5,600,000 sponsor warrants and 500,000 conversion warrants.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$5,030,000	$5,030,000
Federal Maritime Commission escrow	3,061,691	2,115,158
Certificates of deposit and other restricted securities	1,192,809	1,189,474
Total restricted cash and marketable securities	$9,284,500	$8,334,632

The amounts held in restricted cash and marketable securities represent principally funds required to be held in certificates of deposit by certain vendors and regulatory agencies and are classified as restricted assets since such amounts cannot be used by the Company until the restrictions are removed by those vendors and regulatory agencies. Interest income is recognized when earned.

The Company has classified marketable securities, principally money market funds, as trading securities which are recorded at market value. Unrealized gains and losses are included in current operations. Gains and losses on the disposition of securities are recognized by the specific identification method in the period in which they occur.

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits in restricted accounts. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow all unearned guest revenues collected for sailings from U.S. ports.

A $5,030,000 cash reserve, at September 30, 2015 and December 31, 2014, is required for credit card deposits by third-party credit card processors. The above arrangements are included in restricted cash and marketable securities on the accompanying condensed consolidated balance sheets.

Amounts in the escrow accounts include cash, certificates of deposit, and marketable securities. Cost of these short-term investments approximates fair value.

Inventories and Marine Operating Supplies

Inventories consist primarily of gift shop merchandise and other items for resale and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

Marine operating supplies consist primarily of fuel, provisions, spare parts, items required for maintenance, and supplies used in the operation of marine expeditions. Marine operating supplies are stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out method.

In the third quarter of 2015, the Company adjusted cost of tours by $321,011 due to a change in application of accounting procedures, and reclassified $413,593 in items from inventories and marine operating supplies to property and equipment, net. The change in application of accounting procedures was a result of the Company’s review of its inventory process during the third quarter which found the counting of certain small supply items a disruption to operations, impractical and expensive and discontinued the count of these items in the third quarter and in the future.

Revenue Recognition

Tour revenue consists of guest ticket revenue recognized from the sale of guest tickets, and other revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees. Revenue from the sale of guest tickets and other revenue are recognized gross, as the Company has the primary obligation in the arrangement, has discretion in supplier selection, and is involved in the determination of the service specifications.

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenue as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenue when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours in excess of ten days, the Company recognizes revenue based upon expeditions days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of September 30, 2015 and December 31, 2014, the Company’s cash held in financial institutions outside of the U.S. amounted to $2,307,065 and $2,504,064, respectively.

Investment in CFMF and Additional Paid-In Capital

The Company uses the equity method of accounting for business investments when it has active involvement, but not control, in the venture. In 2015, the Company changed its accounting treatment for the investment in CFMF to the cost method and derecognized any earnings previously reported in the current year and adjusted the treatment of the CFMF transaction.

On March 3, 2009, Lindblad issued a note payable to Cruise/Ferry Master Fund I, N.V. (see Note 3 – Long-Term Debt). On December 11, 2014, Lindblad entered into a Profit Participation Loan Purchase Agreement with DVB Bank America, N.V. (“DVB”), a Profit Participation Rights Purchase Agreement with Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, and a Stock Purchase Agreement with Cruise/Ferry Finance Partners Private Foundation. These three agreements enabled Lindblad to purchase the financial and equity interests in CFMF in order to recapture and extinguish an outstanding warrant to purchase 60% of the outstanding equity of Lindblad on a fully diluted basis. On December 11, 2014, the date of the purchase agreements, an initial payment of $25,000,000 was made to DVB under the Profit Participation Loan Purchase Agreement. The remaining payments of (i) $22,733,000 to DVB, (ii) $48,440,000 to Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, as increased by $339,100 per month from December 31, 2014 until the close of the transaction, and (iii) $1.00 to Cruise/Ferry Financing Partners Private Foundation were made on May 8, 2015 (“CFMF Closing”). In connection with the CFMF Closing, the 60% warrant was cancelled; the junior debt note receivable was cancelled; and the related junior debt facility offset by the outstanding unamortized balance of the debt discount was cancelled, resulting in a gain on the transfer of assets, and Lindblad commenced liquidation procedures on CFMF. Utilizing the proceeds from the new loans, Lindblad also paid in full its preexisting senior debt facility in the amount of $39.8 million held by DVB.

The investment in CFMF was liquidated subsequent to the purchase of CFMF on May 8, 2015. The CFMF assets acquired were the junior mortgage note receivable and warrant and both were cancelled and resulted in the removal of the junior mortgage note receivable, which had a relative fair value of $8.5 million, and related junior debt, which had a fair value of $16.0 million (a face value of $20.0 million less the debt discount of $4.0 million). This resulted in a $7.5 million gain on the transfer of assets and an $83.7 million adjustment to additional paid-in capital for the cancellation of the warrant.

Assignment and Assumption Agreement

In connection with Lindblad’s agreement to purchase CFMF, Mr. Lindblad earned a success fee of $5,000,000 from DVB for the purchase of CFMF (DVB was a partner in CFMF and the lender of Lindblad’s preexisting senior debt facility).

On March 9, 2015, Mr. Lindblad and Lindblad entered into an Assignment and Assumption Agreement pursuant to which Mr. Lindblad (i) assigned and transferred to Lindblad his right to receive a $5,000,000 fee payable to Mr. Lindblad personally by DVB and (ii) exercised his outstanding option to purchase 809,984 shares (converted from 2,857 shares at the merger date) of Lindblad’s stock for $92,538 in aggregate exercise proceeds. In exchange for the assignment to Lindblad of the fee payable by DVB, all of Mr. Lindblad’s obligations under his loan agreement with Lindblad (the “Mr. Lindblad Loan Agreement”), which had a balance of principal and accrued interest of $2,830,447 as of March 9, 2015, were deemed satisfied in full, the Mr. Lindblad Loan Agreement and related promissory note were terminated, and Mr. Lindblad’s obligation to pay the aggregate exercise price for the exercise of the option described above was satisfied in full. On May 8, 2015, Lindblad received the $5,000,000 fee from DVB and compensated Mr. Lindblad $4,956,160 (success fee compensation expense), which was paid by settling the $2,830,447 outstanding amount of principal and interest owed and the aggregate exercise proceeds of $92,538 payable in connection with the exercise of the option (above), and also offset by $2,033,175 in required withholding taxes.

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

Level 1	Quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at measurement date.

Level 2	Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies.

Level 3	Significant unobservable inputs for assets or liabilities that cannot be corroborated by market data. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available, and includes situations where there is little market activity for the investment.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that were measured at fair value on a recurring basis as of December 31, 2014. As of September 30, 2015, the Company had no liabilities that were measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Obligation for the repurchase of common shares subject to put	$4,965,792	$-	$-	$4,965,792

Lindblad and certain of its stockholders who acquired shares through the exercise of stock options, entered into agreements providing for the redemption of outstanding shares at any time by the holder. Accordingly, these shares were subject to repurchase under the terms of these agreements. As of December 31, 2014, there were 1,912,833 (converted from 6,747 shares as a result of the merger) shares outstanding subject to such redemption.

The obligation for the repurchase of common shares was cancelled as a result of the merger on July 8, 2015.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2015 and December 31, 2014, the Company had a liability for unrecognized tax benefits of $638,862 and $447,145, respectively, which was included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended September 30, 2015 and 2014, included in income tax expense was $15,727 and $10,462, respectively, representing interest and penalties on uncertain tax positions. During the nine months ended September 30, 2015 and 2014, included in income tax expense was $22,217 and $31,386, respectively, representing interest and penalties on uncertain tax positions.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there is a U.S. federal tax audit pending for 2013, and no state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2009 to 2014 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2009 to 2014 remain subject to examination by tax authorities.

Management’s Evaluation of Subsequent Events

Management evaluated events that have occurred after the balance sheet date through the date the financial statements are issued. Based upon the evaluation, other than as described in Note 1 – Business, management did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest-Imputation of Interest” (Subtopic 835-30). This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU in the third quarter of 2015 and its adoption did not have a material impact to the Company’s condensed consolidated financial statements.

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” (Topic 606). The amendments in this ASU defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

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

In July 2015, FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330). This ASU requires entities using the first-in, first-out method or average cost method to value the inventory based on the lower of cost or net realizable value. Net realizable value is defined in this ASU as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (selling costs).” For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU in the third quarter of 2015 and its adoption did not have a material impact to the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards upon adoption would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – LONG-TERM DEBT

New Credit Facility

On May 8, 2015, Lindblad entered into a Credit Agreement with Credit Suisse as Administrative Agent and Collateral Agent for a $150.0 million facility in the form of a $130.0 million U.S. Term Loan and a $20.0 million Cayman Loan for the benefit of Lindblad’s foreign subsidiaries. The gross proceeds from the Loans, net of discounts, fees and expenses, were $139.5 million. The loans incurred interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 5.50%. The net proceeds from the term loan advances were used to repay Lindblad’s existing debt, fund a portion of the purchase consideration paid in connection with Lindblad’s purchase of the financial and equity interests owned by CFMF and for general corporate purposes.

On July 8, 2015, the Company entered into an amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent increasing by $25.0 million the U.S. Term Loan to a $155.0 million facility (total facility of $175.0 million excludes $10.9 million in deferred financing costs). The gross proceeds net of discounts, fees and expenses from the larger Amended Credit Agreement were $24.7 million, which will be used for general corporate purposes. The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels to be maintained in good working condition.. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021.

Senior Credit Facility

On October 16, 2007, Lindblad entered into a senior secured term loan (the “Original Senior Credit Facility”) with DVB for up to the maximum of the lesser of $35,000,000 or an amount equal to 60% of the fair market value of Lindblad’s vessels. On July 19, 2012 and April 12, 2013, Lindblad amended and restated the Original Senior Credit Facility (“Senior Credit Facility”).

On May 8, 2015, using the proceeds from the loans (as discussed above), Lindblad paid off the Senior Credit Facility in full. The outstanding principal and accrued interest balance on the Senior Credit Facility was $39,778,117 and $212,103, respectively.

Junior Credit Facility

On October 16, 2007, Lindblad entered into a junior secured term loan (the “Original Junior Credit Facility”) with DVB for up to the maximum of the lesser of $11,000,000 or an amount equal to 76% of the fair market value of Lindblad’s vessels. On March 9, 2009, Lindblad entered into an amendment to its Original Junior Credit Facility (the “Amended Junior Credit Facility”). The amendment (a) named DVB as agent for new lenders – Cruise Ferry Master Fund I N.V., (b) increased the facility to a term loan of $15,000,000 and a revolving loan of $10,000,000, and (c) extended the maturity of the junior facility to January 18, 2014. In consideration for this amendment and certain other accommodations under the terms of the Original Junior Credit Facility, Lindblad issued a warrant for the purchase of 60% of the fully diluted shares of Lindblad to CFMF. On January 19, 2010 and on July 19, 2012, Lindblad amended its Amended Junior Credit Facility.

On May 8, 2015, using the proceeds from the loans (as discussed above), Lindblad paid off the Amended Junior Credit Facility in full. The outstanding principal balance and accrued interest on the Junior Credit Facility was $20,000,000 and $1,222,222.

For the three months ended September 30, 2015 and 2014, total debt discount and deferred financing costs charged to amortization and interest expense was $524,499 and $188,612, respectively. For the nine months ended September 30, 2015 and 2014, total debt discount and deferred financing costs charged to amortization and interest expense was $2,733,447 and $553,047, respectively.

Long-Term Debt Outstanding

As of September 30, 2015 and December 31, 2014, the following long-term debt instruments were outstanding:

	As of
	September 30, 2015			December 31, 2014
	Principal	(unaudited) Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount	Balance, net of discount
Credit Facility	$174,562,500	$10,115,495	$164,447,005	$-	$-	$-
Senior Credit Facility	-	-	-	41,003,232	-	41,003,232
Junior Credit Facility	-	-	-	20,000,000	4,313,594	15,686,406
Total long-term debt	174,562,500	10,115,495	164,447,005	61,003,232	4,313,594	56,689,638
Less current portion	1,750,000	-	1,750,000	4,934,030	-	4,934,030
Total long-term debt, non-current	$172,812,500	$10,115,495	$162,697,005	$56,069,202	$4,313,594	$51,755,608

Future minimum principal payments of long-term debt as of September 30, 2015 are as follows:

Year	Amount
2015 (three months)	$437,500
2016	1,750,000
2017	1,750,000
2018	1,750,000
2019	1,750,000
2020	1,750,000
2021	165,375,000
$174,562,500

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Rent expense was approximately $223,558 and $681,937 for the three and nine months ended September 30, 2015, respectively, and $210,957 and $626,029 for the three and nine months ended September 30, 2014, respectively. These amounts are recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

Fleet Expansion

During the third quarter of 2015, the Company signed a non-binding letter of intent to build two new coastal vessels with expected deliveries on target for the second quarter of 2017 and 2018. The Company paid a $4 million non-refundable slot fee to preserve a shipyard’s capacity for the purpose of these builds.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three and nine months ended September 30, 2015 was $1,290,561 and $3,677,200, respectively, and for the three and nine months ended September 30, 2014 was $1,078,381 and $3,201,099, respectively.

The balances outstanding to National Geographic as of September 30, 2015 and December 31, 2014, are $1,397,054 and $999,064, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

In March 2015, Lindblad and National Geographic extended their alliance and license agreement until the year 2025. Payment of royalties earned during the extension period will be valued and recorded in the Company’s condensed consolidated financial statements in a manner consistent with the foregoing disclosure.

In connection with the merger on July 8, 2015, the Company, Mr. Lindblad and National Geographic entered into a Call Option agreement where Mr. Lindblad agreed to grant National Geographic 2,387,499 option shares as consideration for the assumption of the alliance and license agreements and the tour operator agreement. The Company recorded a $13,751,994 long-term asset using a fair value of $5.76 per option share. The Company is amortizing the cost until March 31, 2020. For the three and nine months ended September 30, 2015, the Company recorded in selling and marketing expense on the condensed consolidated statements of income, $670,329 in amortization of the National Geographic fee. The asset was valued using a Black-Scholes valuation method with the following assumptions:

Stock price:	$10.75 at 7/9/15
Exercise price:	$10.00
Expected term:	5 years
Volatility:	60%
Risk free rate:	1.58%
Dividend rate:	0%

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
2015 (three months)	$1,424,395
2016	6,127,050
2017	3,687,718
Total	$11,239,163

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to annual maximum of $1,800 and $1,500 for 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, the Company’s benefit plan contribution amounted to $35,725 and $24,120, respectively. For the nine months ended September 30, 2015 and 2014, the Company’s benefit plan contribution amounted to $149,366 and $123,064, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock-based compensation expense related to stock options was $1,213,722 and $0 for the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense related to stock options was $3,641,169 and $0 for the nine months ended September 30, 2015 and 2014, respectively. Stock compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of income. As of September 30, 2015, the unamortized value of options was $10,649,435, and is expected to be expensed over a period of 2.2 years.

At the merger date, the Company assumed the 13,480 outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of common stock of LEX with an exercise price of $1.76 per share. Under the assumption agreement, the exercise proceeds, service period and other terms remained the same, except for the vesting dates and option term. There were no incremental costs resulting from the modification of the equity awards and the requisite service is expected to be rendered with no change in the service period. Therefore, the total recognized compensation cost for the equity awards remains the fair value at the original grant date (ASC 718-20).

During September 2015, 1,272,625 option shares vested and were exercised during the period. The option shares were issued using cashless transactions, approved by management, and were used in exchange for the required exercise proceeds and payment of any related payroll withholding taxes. Using a fair value of $9.30 per share and an exercise price of $1.76 per share, 240,841 shares were transferred to provide the $2.2 million in exercise proceeds required for the transactions. Using a fair value of $9.30 per share, 524,662 shares were transferred to provide the $4.9 million in proceeds required to pay the payroll withholding taxes for the transactions. The balance of the option shares of 507,122 shares were issued as a result of the transactions.

The following table is a summary of activity under the Company’s 2012 Incentive Stock Plan:

	* Shares	Weighted Average Exercise * Price	Weighted Average Grant Date * Fair Value	Weighted Average Contractual Life (Years)	Aggregate Intrinsic * Value
Options outstanding as of January 1, 2015	4,631,680	$1.47	$3.72	9.7	$16,315,198
Granted	-	-	-
Exercised	(2,082,609)	1.12	3.27
Forfeited	-	-	-
Options outstanding as of September 30, 2015	2,549,071	1.76	3.81	3.3	20,418,059

Exercisable as of January 1, 2015	809,984	0.11	3.27	8.0	3,950,802
Vested	1,272,625	1.76	3.81	1.0	9,595,593
Exercised	(2,082,609)	1.12	3.60	3.7	(13,546,395)
Forfeited	-	-	-
Exercisable as of September 30, 2015	-

*Option shares and values were adjusted for conversion as of the merger date July 8, 2015.

The Company’s board of directors and stockholders approved the 2015 Plan providing the Company with the ability to issue up to 2,500,000 shares of common stock to employees, consultants and non-employee directors. The 2015 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. As of September 30, 2015, no awards had been made under the 2015 Plan.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with its unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as its audited consolidated financial statements and related notes included in the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on June 24, 2015.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	general economic conditions;

●	our business strategy and plans;

●	our compliance with laws and regulations,

●	compliance with the financial and/or operating covenants in our Amended Credit Agreement;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts; and

●	those risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our subsequently filed quarterly reports on Form 10-Q.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, (i) “Capitol” refers Capitol Acquisition Corp. II and its subsidiaries prior to the mergers with Lindblad; (ii) “Lindblad” refers to Lindblad Expeditions, Inc., a New York corporation, and its subsidiaries prior to the mergers with Capitol and (iii) “Company,” “LEX,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., the combined company and its subsidiaries following the mergers.

Business Overview

We currently operate a fleet of six expedition ships owned by our subsidiaries and four seasonal charter vessels. Our mission is offering life-changing adventures on all seven continents, and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galapagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. We also have an alliance with the National Geographic Society (“National Geographic”), who often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews.

The key components of our business strategy are to deliver exceptional guest experiences, maximize occupancy levels, continually optimize pricing methodologies, effectively manage itinerary offerings to meet guest demand, maximize and grow net yields, elevate brand awareness and loyalty, and expand and operate the business in a safe, prudent and disciplined manner.

In the three months ended September 30, 2015, we generated revenues of $58.6 million compared to revenues of $51.5 million for the three months ended September 30, 2014, which represents an increase of $7.1 million, or 13.8%. Net income was $4.4 million and $7.3 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, the Company generated Adjusted EBITDA (as defined below) of $15.8 million compared to $13.6 million for the three months ended September 30, 2014.

In the nine months ended September 30, 2015, we generated revenues of $163.5 million, which represented an increase of $9.8 million or 6.4% from revenues of $153.7 million for the nine months ended September 30, 2014. Net income was $20.2 million and $20.8 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the Company generated Adjusted EBITDA (as defined below) of $42.1 million compared to $38.7 million for the nine months ended September 30, 2014.

The Company continues to focus on its core objectives of maximizing occupancy and optimizing pricing to drive strong net yield levels across the Company. In 2014, Lindblad began the process of redeploying the National Geographic Orion, which came under Lindblad management in 2013. This included adding departures from the Antarctic Peninsula and extensive travel across the Pacific Ocean as well as marketing the vessel’s 2014 offerings in the U.S., a core marketing region where the Company commands strong pricing. In 2016, the Company will further reposition the National Geographic Orion when the ship will be redeployed from serving the Western Australian geographies to voyages in Europe for the northern hemisphere summer. The Company deploys chartered vessels for various seasonal offerings and continually seeks to optimize its charter fleet to balance its inventory with demand and maximized yields. The Company uses its charter inventory as a mechanism to both increase travel options of its existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

The Company has evaluated a range of strategies for expansion of guest capacity. The Company considers closely the expected return on invested capital and the range of possibilities, such as new build programs, adding selected charters, and the acquisition of existing ships or small operators, such as the acquisition of the National Geographic Orion. As the Company announced in previous statements related to the merger, the Company is in discussions for the construction of two new coastal vessels for delivery targeted in 2017 and 2018. These vessels are expected to have capacity of approximately 100 guests each and management considers this investment to be an important step to meet increasing demand for the Company’s offerings. The new build process will expose the Company to certain risks typically associated with new ship construction, which the Company is prepared to manage through detailed planning and close monitoring by its internal marine team. The purchase of the ships will be funded through a combination of cash available on the Company’s balance sheet and excess cash flow generated by the Company’s existing operations.

Due to the specific geographies in which the Company operates and the cost of providing access to fuel in its remote destinations, the Company has historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the continued downward pressure is now becoming evident on fuel prices in all areas of the world in which the Company operates. Fuel costs represented 3.6% and 4.2% of tour revenue for the three months and nine months ended September 30, 2015, respectively, and 5.3% and 5.9% of tour revenue for the three and nine months ended September 30, 2014, respectively. The Company has not hedged its fuel purchases historically.

The Company maintains its fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled, periodic inspections, dry docking, and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard. Following the acquisition of the National Geographic Orion, the vessel underwent an extensive dry dock process during which the Company added its own specific modifications in order for the ship to meet its operational requirements. Although the age of the Company’s owned vessels varies, to date, the age itself has not been a material factor in the annual maintenance expense incurred by the Company. On a year-to-year basis, increases in maintenance expense for the current owned fleet are anticipated to grow in line with inflation.

Similar to others in the industry, the Company has historically operated with a meaningful working capital deficit. This deficit is mainly attributable to the fact that, under the Company’s business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the Amended Credit Agreement, and the merger proceeds the Company had net working capital of $140.9 million as of September 30, 2015 as compared to a working capital deficit of $59.7 million as of December 31, 2014.

The discussion and analysis of the Company’s financial condition and results of operations has been organized to present the following:

●	a review of its financial presentation, including the descriptions of certain line items and key operational and financial metrics;

●	a discussion of its results of operations for the three and nine months ended September 30, 2015 compared to the same periods in 2014; and

●	a discussion of liquidity and capital resources, including future capital and potential funding sources.

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

Key Operational and Financial Metrics

The Company uses a variety of operational and financial metrics, which are defined below, to evaluate its performance and financial condition. The Company uses certain non-GAAP financial measures, such as EBITDA, Adjusted EBITDA, Net Yields and Net Cruise Costs, to enable the Company to analyze its performance and financial condition. The Company utilizes these financial measures to manage its business on a day-to-day basis and believes that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise industry to measure performance. The Company believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of the Company’s financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

EBITDA is net income (loss) excluding depreciation and amortization, net interest expense and income tax benefit (expense).

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), and income tax benefit (expense), and other supplemental adjustments. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as unearned passenger revenue, capital expenditures and related depreciation, principal and interest payments, and tax payments. The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating its business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

Available Guest Nights is a measurement of capacity and represents double occupancy per cabin (except single occupancy for a single capacity cabin) multiplied by the number of cruise days for the period. The Company also records the number of guest nights available on its limited land programs in this definition. The Company uses this measure to perform capacity and rate analysis to identify the main non-capacity drivers that cause revenue and expense to vary.

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

Occupancy is calculated by dividing Guest Nights Sold by Available Guest Nights.

Foreign Currency Translation

The Company translates the assets and liabilities of its foreign operations that have functional currencies other than the U.S. dollar at exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign operations are translated at weighted-average exchange rates for the period. Where the U.S. dollar is the functional currency, remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of income.

The Company became subject to foreign currency translation in connection with Lindblad’s acquisition of Fillmore Pearl Holdings Ltd., which operates partially in Australia and whose functional currency is the U.S. dollar.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The Company reported tour revenue, cost of tours, operating expenses, operating income and net income for the three and nine months ended September 30, 2015 and 2014 as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tour revenues	$58,561,323	$51,540,429	$163,512,874	$153,706,109
Cost of tours	25,443,716	22,594,085	71,330,704	68,671,913
Operating expenses	27,357,771	18,267,524	76,038,672	55,104,464
Operating income	5,759,836	10,678,820	16,143,498	29,929,732
Net income	4,416,278	7,280,536	20,184,041	20,839,740
Earnings per share –Common
Basic	$0.10	$0.14	$0.45	$0.41
Diluted	0.10	0.14	0.44	0.41
Earnings per share – Class B
Basic	$-	$0.14	$-	$0.41
Diluted	-	0.14	-	0.41

The following table sets forth the Company’s operating data as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Tour revenues	100.0%	100.0%	100.0%	100.0%

Cost of tours	43.4%	43.8%	43.6%	44.7%
Gross profit	56.6%	56.2%	56.4%	55.3%

Operating expenses:
General and administrative	16.6%	14.7%	16.9%	14.8%
Selling and marketing	16.2%	15.1%	16.4%	15.4%
Merger related expenses	9.4%	0.0%	8.1%	0.0%
Depreciation and amortization	4.6%	5.7%	5.1%	5.6%
Total operating expenses	46.8%	35.5%	46.5%	35.8%

Operating income	9.8%	20.7%	9.9%	19.5%

Other (expense) income:
Change in fair value of obligation to repurchase shares of common stock	0.0%	(4.8%)	0.0%	(1.9%)
Gain (loss) on foreign currency	0.2%	1.4%	(0.0%)	0.3%
Gain on transfer of assets	0.0%	0.0%	4.6%	0.0%
Other (expense) income, net	(0.0%)	0.0%	3.0%	0.0%
Interest expense, net	(5.0%)	(2.5%)	(4.9%)	(2.6%)
Total other (expense) income	(4.8%)	(5.9%)	2.7%	(4.2%)

Income before income taxes	5.0%	14.8%	12.6%	15.3%

Income tax (benefit) expense	(2.5%)	0.7%	0.3%	1.7%

Net income	7.5%	14.1%	12.3%	13.6%

The following table sets forth the Company’s Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests and Number of Guests for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Available Guest Nights	53,235	47,047	144,399	137,827
Guest Nights Sold	48,200	43,744	132,007	130,166
Occupancy	90.5%	93.0%	91.4%	94.4%
Maximum Guests	6,391	5,415	17,001	15,683
Number of Guests	5,817	5,047	15,623	14,851

The following table shows the calculations of Gross Yield and Net Yield for the three and nine months ended September 30, 2015 and 2014. Gross Yield is calculated by dividing tour revenue by Available Guest Nights, and Net Yield is calculated by dividing Net Revenue by Available Guest Nights.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Guest ticket revenue	$51,427,298	$45,664,781	$142,380,845	$135,169,451
Other revenues	7,134,025	5,875,648	21,132,029	18,536,658
Tour Revenues	58,561,323	51,540,429	163,512,874	153,706,109
Less: Commissions	(4,205,456)	(3,449,808)	(11,328,554)	(10,141,819)
Less: Other expense	(4,569,747)	(3,394,797)	(12,682,042)	(10,614,594)
Net Revenue	$49,786,120	$44,695,824	$139,502,278	$132,949,696
Available Guest Nights	53,235	47,047	144,399	137,827
Gross Yield	$1,100.05	$1,095.51	$1,132.37	$1,115.21
Net Yield	$935.21	$950.02	$966.09	$964.61

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of tours	$25,443,716	$22,594,085	$71,330,704	$68,671,913
Plus: Merger related expenses	5,494,975	-	13,265,866	-
Plus: Selling and marketing	9,464,802	7,778,325	26,816,447	23,624,748
Plus: General and administrative	9,709,100	7,551,316	27,620,640	22,794,039
Gross Cruise Cost	$50,112,593	$37,923,726	$139,033,657	$115,090,700
Less: Commission expense	(4,205,456)	(3,449,808)	(11,328,554)	(10,141,819)
Less: Other expenses	(4,569,747)	(3,394,797)	(12,682,042)	(10,614,594)
Net Cruise Cost	$41,337,390	$31,079,121	$115,023,061	$94,334,287
Less: Fuel expense	(2,106,725)	(2,730,916)	(6,831,311)	(9,092,437)
Net Cruise Cost Excluding Fuel	$39,230,665	$28,348,205	$108,191,750	$85,241,850
Non-GAAP Adjustments:
Stock-based compensation	(1,213,722)	-	(3,641,169)	-
National Geographic fee amortization	(670,239)	-	(670,239)	-
Merger related expenses	(5,494,975)	-	(13,265,866)	-
Acquisition related expenses	-	-	-	(112,000)
Adjusted Net Cruise Cost Excluding Fuel	$31,851,729	$28,348,205	$90,614,476	$85,129,850
Available Guest Nights	53,235	47,047	144,399	137,827
Gross Cruise Cost per Available Guest Night	$941.35	$806.08	$962.84	$835.04
Net Cruise Cost per Available Guest Night	$776.51	$660.60	$796.56	$684.44
Net Cruise Cost Excluding Fuel per Available Guest Night	$736.93	$602.55	$749.26	$618.47
Adjusted Net Cruise Cost per Available Guest Night	$637.90	$660.60	$674.84	$683.63
Adjusted Net Cruise Cost Excl. Fuel per Available Guest Night	$598.32	$602.55	$627.53	$617.66

The following outlines the calculation of EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,416,278	$7,280,536	$20,184,041	$20,839,740
Income tax (benefit) expense	(1,480,899)	333,518	388,933	2,576,010
Interest expense, net	2,948,312	1,320,050	8,025,939	3,977,549
Depreciation and amortization expense	2,688,894	2,937,883	8,335,719	8,685,677
EBITDA	8,572,585	11,871,987	36,934,632	36,078,976
Change in fair value of obligation to
repurchase shares of common stock	-	2,463,336	-	3,035,767
(Gain) loss on foreign currency translation	(147,833)	(718,620)	46,533	(499,334)
Stock-based compensation	1,213,722	-	3,641,169	-
Loss (gain) on transfer of assets	23,978	-	(7,501,948)	-
Other non-cash income	-	-	(5,000,000)	-
National Geographic fee amortization – non-cash	670,239	-	670,239	-
Merger related expenses	5,494,975	-	13,265,866	-
Acquisition related expenses	-	-	-	112,000
Adjusted EBITDA	$15,827,666	$13,616,703	$42,056,491	$38,727,409

Comparison of Three and Nine Months Ended September 30, 2015 to Three and Nine Months Ended September 30, 2014

Tour Revenues

In the three months ended September 30, 2015, the Company generated revenues of $58.6 million compared to revenues of $51.5 million for the three months ended September 30, 2014, which represents an increase of $7.1 million, or 13.8%. The change was primarily the result of an increase of $5.7 million in guest ticket revenue to $51.4 million for the three months ended September 30, 2015 from $45.7 million for the three months ended September 30, 2014, brought about by an increase in both charter and owned ship voyages, as well as the timing of drydocking in 2014, offset by a decrease in occupancy. Net Yield for the three months ended September 30, 2015 decreased 1.6% to $935.21 compared to $950.02 for the three months ended September 30, 2014. The decrease was primarily related to the decrease in occupancy in the quarter.

Tour revenues for the nine months ended September 30, 2015 increased $9.8 million, or 6.4%, to $163.5 million from $153.7 million for the nine months ended September 30, 2014. The increase in revenue was primarily the result of a $7.2 million increase in guest ticket revenue from additional chartered and owned vessel voyages and an increase in tour prices, offset by a decrease in occupancy. In addition, a strong demand for pre- and post-extensions and increased air ticket sales increased other revenue by $2.6 million. Net Yield for the nine months ended September 30, 2015 amounted to $966.09 compared to $964.61 for the nine months ended September 30, 2014.

Cost of Tours

Total cost of tours increased $2.8 million, or 12.4%, to $25.4 million for the three months ended September 30, 2015 from $22.6 million for the three months ended September 30, 2014. This increase was primarily related to a greater number of voyages offered, offset by a decrease in the cost of fuel, dry dock and maintenance for the owned fleet. Adjusted Net Cruise Cost per Available Guest Night decreased 3.4% to $637.90 for the three months ended September 30, 2015 compared to $660.60 for the three months ended September 30, 2014, with the decline primarily related to lower fuel costs.

Total cost of tours increased $2.6 million, or 3.8%, to $71.3 million from $68.7 million for the nine months ended September 30, 2014. This was primarily due to higher charter costs, land costs and air expense related to additional voyages offered, offset by decreases in fuel and maintenance expenditures for the owned fleet. Adjusted Net Cruise Cost per Available Guest Night decreased 1.3% to $674.84 for the nine months ended September 30, 2015 compared to $683.63 for the nine months ended September 30, 2014, with the decline primarily related to lower fuel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 increased by $2.2 million to $9.7 million compared to $7.5 million for the three months ended September 30, 2014. This increase was primarily due to $1.2 million in stock options incentive compensation expense and $0.5 million in increased professional fees for staffing changes and executive searches.

General and administrative expenses for the nine months ended September 30, 2015 increased by $4.8 million to $27.6 million compared to $22.8 million for the nine months ended September 30, 2014. This increase was primarily due $3.6 million in stock options incentive compensation expense recorded in the first nine months of 2015 and $0.6 million in increased professional fees for staffing changes and executive searches.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2015 increased $1.7 million, or 21.8%, to $9.5 million from $7.8 million for the three months ended September 30, 2014. This increase was due to $0.8 million higher commission expense related to additional voyages offered and a $0.7 million National Geographic fee amortization incurred in connection with the merger.

Selling and marketing expenses for the nine months ended September 30, 2015 increased $3.2 million, or 13.6%, to $26.8 million from $23.6 million for the nine months ended September 30, 2014. This increase was due to $1.2 million higher commission expense related to additional voyages offered, $1.0 million higher expense related to advertising, collateral printing and postage to ensure high yields for the remainder of 2015 and $0.7 million in National Geographic fee amortization in connection with the merger.

Merger Related Expenses

Merger related expenses for one-time professional fees associated with the merger transaction between Lindblad and Capitol for the three months ended September 30, 2015 was $5.5 million.

Merger related expenses for the nine months ended September 30, 2015 was $13.3 million, which included $8.3 million of one-time professional fees associated with the merger transaction between Lindblad and Capitol and $5.0 million in success fee compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were $2.7 million and $2.9 million, respectively.

Depreciation and amortization expenses for the nine months ended September 30, 2015 decreased $0.4 million to $8.3 million from $8.7 million for the nine months ended September 30, 2014.

Other (Expense) Income

Other expense was $2.8 million for the three months ended September 30, 2015 compared to $3.1 million for the three months ended September 30, 2014, which represents a $0.3 million decrease. This change was primarily due to the following factors.

●	Interest expense, net, increased $1.6 million to $2.9 million for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014. The increase was primarily related to higher debt levels in 2015.

●	For the three months ended September 30, 2015 and 2014, the Company recorded foreign currency translation gains of $0.1 million and $0.7 million, respectively. The $0.6 million net decrease was primarily related to the strengthening of the Australian dollar compared to the U.S. dollar.

●	The Company incurred a loss in fair value of obligation to repurchase common shares of $2.5 million for the three months ended September 30, 2014.

Other income was $4.4 million for the nine months ended September 30, 2015 compared to a $6.5 million expense for the nine months ended September 30, 2014, which represents a $10.9 million increase in other income, net. This change was primarily due to the following factors.

●	Interest expense, net, increased $4.0 million, to $8.0 million for the nine months ended September 30, 2015 from $4.0 million for the nine months ended September 30, 2014. The increase was primarily the result of accelerated amortization of deferred finance costs of $1.9 million related to the repayment of our senior debt in May 2015, as well as higher debt levels in 2015 following the entry into the new credit agreement on May 8, 2015, amended on July 8, 2015.

●	Additional income of $12.5 million in the nine months ended September 30, 2015 related to the $5.0 million success fee income for the new debt financing in May 2015 and the gain on the disposal of assets of $7.5 million related to the junior debt in the CFMF transaction.

●	For the nine months ended September 30, 2015, the Company recorded $0.1 million in foreign currency translation losses compared to $0.5 million in foreign currency translation gains for the nine months ended September 30, 2014. The $0.6 million net change was primarily related to the strengthening of the Australian dollar compared to the U.S. dollar.

●	The Company incurred a loss in fair value of obligation to repurchase common shares of $3.0 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 30, 2015 and 2014

Net cash provided by operating activities increased by $3.3 million for the nine months ended September 30, 2015 to $30.3 million from $27.0 million for the nine months ended September 30, 2014, primarily due to decreases in the liability for unearned passenger revenue in 2014, stock compensation expense, and amortization of deferred financing costs offset by the gain on the transfer of assets related to the CFMF transaction.

Net cash used in investing activities was $75.7 million for the nine months ended September 30, 2015 compared to $3.2 million for the nine months ended September 30, 2014. The $72.5 million increase in cash used in investing activities was primarily related to the purchase in May 2015 of our investment in CFMF and a $4.8 million increase in purchases of property and equipment related to growth capital expenditures. The $4.8 million includes a $4.0 million non-refundable slot fee to preserve a shipyard’s capacity for the Company’s plan to build two new coastal vessels.

Net cash provided by financing activities was $214.6 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014. The $214.5 million difference was primarily related to the $175.0 million in proceeds from the new debt and $96.8 million in net proceeds from the merger partially offset by an increase of $38.5 million in repayments of long-term debt and the addition of $10.9 million in deferred financing costs.

Funding Needs and Sources

The Company has historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. As of September 30, 2015, the Company had liquidity of $208.8 million in cash and cash equivalents, excluding restricted cash. As a result of the Amended Credit Agreement, the Company had net working capital of $140.9 million as of September 30, 2015 as compared to a working capital deficit of $59.7 million as of December 31, 2014. Similar to others in the industry, Lindblad historically operated with a meaningful working capital deficit. The deficit as of December 31, 2014 was mainly attributable to the fact that, under Lindblad’s business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash.

As of September 30, 2015, the Company had approximately $164.4 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. The Company believes that its cash on hand, expected future operating cash inflows and the Amended Credit Agreement will be sufficient to fund operations, debt service requirements, capital expenditures, and to maintain compliance with financial covenants under the agreements governing the Company’s indebtedness for the foreseeable future. There can be no assurance, however, that cash flows from operations and additional funding will be available in the future to fund future obligations.

Debt Covenants

On May 8, 2015, Lindblad entered into a new credit agreement with Credit Suisse A.G. as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of Lindblad’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The net proceeds from the Loans, net of discounts, fees and expenses, were approximately $164.1 million. The Loans bear interest at a rate based on an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. The net proceeds from the term loan advances were used to repay Lindblad’s existing debt, fund a portion of the purchase consideration paid in connection with Lindblad’s purchase of the financial and equity interests in CFMF and for general corporate purposes.

The Amended Credit Agreement contains financial covenants that, among other things, (i) requires the Company to maintain a total net leverage ratio of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limits the amount of indebtedness the Company may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limits the amount the Company may spend in connection with certain types of investments; and (iv) requires the delivery of certain periodic financial statements and an operating budget. As of September 30, 2015, the Company was in compliance with the financial covenants.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see Note 2 to the audited financial statements included in the Company’s Definitive Proxy Statement filed on June 24, 2015 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K and subsequently filed Form 10-Qs.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequently filed quarterly reports on Form 10-Q.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3:	DEfaults upon senior securities

Not applicable.

Item 4:	MINE SAFETY DISCLOSURES

Not applicable.

Item 5:	Other information

Not applicable.

Item 6:	exhibits

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation linkbase document	Herewith
101.LAB	Taxonomy extension label linkbase document	Herewith
101.PRE	Taxonomy extension presentation linkbase document	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2015.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

