Form 10-Q
period 2016-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2016-05-09
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

As of May 5, 2016, 45,796,076 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2016

PART 1:	FINANCIAL INFORMATION

Item 1:	Financial Statements

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,873	$206,903
Restricted cash and marketable securities	15,498	8,460
Inventories	1,776	1,746
Marine operating supplies	4,464	4,969
Prepaid expenses and other current assets	13,374	12,266
Total current assets	216,985	234,344

Property and equipment, net	127,960	125,471
Other long-term assets	11,629	12,355
Operating rights	6,045	6,227
Deferred tax assets	5,248	3,216
Total assets	$367,867	$381,613

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$70,454	$76,604
Accounts payable and accrued expenses	16,050	25,968
Long-term debt - current	1,750	1,750
Total current liabilities	88,254	104,322

Long-term debt, less current portion	161,320	162,693
Other long-term liabilities	685	677
Total liabilities	250,259	267,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
45,531,868 and 45,224,881 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	41,293	48,073
Retained earnings	76,310	65,843
Total stockholders' equity	117,608	113,921
Total liabilities and stockholders' equity	$367,867	$381,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Tour revenues	$61,574	$55,421

Cost of tours	25,275	24,401
Gross profit	36,299	31,020

Operating expenses:
General and administrative	11,188	8,858
Selling and marketing	9,618	9,162
Merger-related expenses	-	2,268
Depreciation and amortization	4,574	2,752
Total operating expenses	25,380	23,040

Operating income	10,919	7,980

Other (expense) income:
Gain (loss) on foreign currency	71	(116)
Other (expense) income, net	-	235
Interest expense, net	(2,748)	(1,189)
Total other expense	(2,677)	(1,070)

Income before income taxes	8,242	6,910

Income tax benefit	(2,225)	(23)

Net income	$10,467	$6,933

Weighted average shares outstanding
Basic	45,470,155	44,717,759
Diluted	46,122,844	44,717,759

Earnings per share
Basic	$0.23	$0.16
Diluted	$0.23	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2015	45,224,881	$5	$48,073	$65,843	$113,921
Stock-based compensation	26,640	-	1,335	-	1,335
Option shares exercise and exchange	280,347	-	(2,695)	-	(2,695)
Repurchase of warrants	-	-	(5,420)	-	(5,420)
Net income	-	-	-	10,467	10,467
Balance as of March 31, 2016	45,531,868	$5	$41,293	$76,310	$117,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$10,467	$6,933
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,574	2,752
Amortization of National Geographic fee	727	-
Amortization of debt discount and deferred financing costs	552	187
Stock-based compensation	1,335	1,214
Deferred income taxes	(2,032)	(145)
(Gain) loss on currency translation	(71)	116
Changes in operating assets and liabilities
Inventories and marine operating supplies	623	(283)
Prepaid expenses and other current assets	(940)	658
Unearned passenger revenues	(6,326)	853
Other long-term liabilities	8	(8)
Accounts payable and accrued expenses	(9,930)	(1,892)
Net cash (used in) provided by operating activities	(1,013)	10,385

Cash Flows From Investing Activities
Purchase of property and equipment	(6,872)	(659)
Advance to shareholder	-	(1,301)
Purchase of restricted cash and marketable securities	(7,038)	(8,062)
Net cash used in investing activities	(13,910)	(10,022)

Cash Flows From Financing Activities
Payment of deferred financing costs	(1,487)	-
Repayments of long-term debt	(438)	(1,225)
Proceeds used in exchange of option shares	(2,695)	-
Repurchase of warrants	(5,420)	-
Net cash used in financing activities	(10,040)	(1,225)
Effect of exchange rate changes on cash	(67)	(870)

Net decrease in cash and cash equivalents	(25,030)	(1,732)

Cash and cash equivalents as of beginning of period	206,903	39,679

Cash and cash equivalents as of end of period	$181,873	$37,947

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,447	$515
Income taxes	$433	$135

Non-cash investing and financing activities
Increase in amount due from DVB	$-	$4,972
Additional paid-in capital exercise proceeds of option shares	1,123	-
Additional paid-in capital exchange proceeds used for option shares	(1,123)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “LEX”) currently operate a fleet of six expedition ships owned by its subsidiaries and four seasonal charter vessels. LEX’s mission is offering life-changing adventures on all seven continents, and pioneering innovative ways to allow its guests to connect with exotic and remote places. LEX’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing LEX to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company also has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews.

Completion of Merger with Capitol

Capitol Acquisition Corp. II (“Capitol”) was originally incorporated in Delaware on August 9, 2010 as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, Capitol completed a series of mergers whereby Lindblad Expeditions, Inc. (“Lindblad”), a New York corporation, became Capitol’s wholly-owned subsidiary. As consideration for the mergers, the total purchase price consisted of an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of Capitol common stock. Capitol also assumed outstanding Lindblad stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of Capitol common stock with an exercise price of $1.76 per share. The Company has completed an analysis of the ownership change under Internal Revenue Code Section 382, and it allows the Company to utilize Capitol’s net operating losses with minor limitations.

As a result of the mergers, Lindblad became a direct wholly-owned subsidiary of Capitol. Immediately following the mergers, Capitol, which had no operations, changed its name to Lindblad Expeditions Holdings, Inc. and therefore LEX has presented Lindblad’s information as that of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statement of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2016.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of March 31, 2016 and December 31, 2015 included Lindblad Expeditions Holdings, Inc. and its wholly-owned subsidiaries.

Reclassifications

Certain items in the condensed consolidated financial statements of the Company have been reclassified to conform to the 2016 classification. The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various estimates, including but not limited to determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets, the value of contingent consideration, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the condensed consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

Tour revenue consists of guest ticket revenue recognized from the sale of guest tickets and other revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees. Revenue from the sale of guest tickets and other revenue are recognized gross, as the Company has the primary obligation in the arrangement, has discretion in supplier selection and is involved in the determination of the service specifications.

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenue in the condensed consolidated balance sheet when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours in excess of ten days, the Company recognizes revenue based upon expeditions days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the three months ended March 31, 2016, the Company determined, using the treasury method, there were 652,689 dilutive common shares related to stock options.

On July 8, 2015, as a result of the mergers, in accordance with FASB ASC 805-40-45 and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement. For the three months ended March 31, 2015, the Company determined the stock options were anti-dilutive.

For the three months ended March 31, 2016 and 2015, the Company calculated earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 and 805-40-45 as follows:

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Net income for basic and diluted earnings per share	$10,467	$6,933

Weighted average shares outstanding:
Shares outstanding, weighted for time outstanding	45,470,155	44,717,759
Total weighted average shares outstanding, basic	45,470,155	44,717,759

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	652,689	-
Dilutive potential common shares	652,689	-
Total weighted average shares outstanding, diluted	46,122,844	44,717,759

Common stock
Net income available to common stockholders	$10,467	$6,933

Weighted average shares outstanding
Basic	45,470,155	44,717,759
Diluted	46,122,844	44,717,759

Earnings per share
Basic	$0.23	$0.16
Diluted	$0.23	$0.16

As of March 31, 2016, there were 45,531,868 shares outstanding. The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Company’s Board of Directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of LEX’s common stock under the 2015 Plan. As of March 31, 2016, options to purchase an aggregate of 2,230,848 shares of the Company’s common stock with a weighted average exercise price of $3.03 per share were outstanding.

As of March 31, 2016, there were 33,300 unvested restricted shares and restricted share units granted to board members at a grant date value of $11.26 per share. The Company determined these shares were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

As of March 31, 2016, 12,040,937 warrants to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of March 31, 2016 and December 31, 2015, the Company’s cash held in financial institutions outside of the U.S. amounted to $5.0 million and $3.9 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
(In thousands)	March 31, 2016	December 31, 2015
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$5,030	$5,030
Federal Maritime Commission escrow	9,278	2,233
Certificates of deposit and other restricted securities	1,190	1,197
Total restricted cash and marketable securities	$15,498	$8,460

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

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow all unearned guest revenues collected for sailings from U.S. ports.

A $5.0 million cash reserve at March 31, 2016 and December 31, 2015 is required for credit card deposits by third-party credit card processors. The above arrangements are included in restricted cash and marketable securities on the accompanying condensed consolidated balance sheets.

Amounts in the escrow accounts include cash, certificates of deposit and marketable securities. Cost of these short-term investments approximates fair value.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight line method over the estimated useful lives of the assets, as follows:

Years
Vessels and vessel improvements	15-25
Furniture and equipment	5
Computer hardware and software	5
Leasehold improvements, including port facilities	Shorter of lease term or related asset life

The tour and expedition industry is very capital intensive and as of March 31, 2016 and December 31, 2015, the Company owned and operated six vessels and had two new coastal vessels under construction. Therefore, the Company has a capital program that it develops for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the asset, and depreciate over its useful life. For the three months ended March 31, 2016, the Company recognized $0.2 million in capitalized interest in property and equipment on the condensed consolidated balance sheet.

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

As of March 31, 2016 and December 31, 2015, there was no triggering event and the Company did not record an impairment of its long-lived assets. The Company reviewed the remaining useful life of the National Geographic Endeavour, which is expected to be replaced by the National Geographic Endeavour II, formerly Via Australis, in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years. The Company also does not expect any residual value for the National Geographic Endeavour after the end of the fourth quarter of 2016.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $0.7 million and $0.7 million, respectively, which was included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2016 and 2015, included in income tax expense was $7.4 thousand and $10.5 thousand, respectively, representing interest and penalties on uncertain tax positions.

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

Recent Accounting Pronouncements

In April 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Gross versus Net)” (Topic 606). The amendments clarify implementation guidance of ASU No. 2014-09, “Revenue from Contracts with Customers,” by improving the operability and understandability of principal versus agent considerations. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

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

NOTE 3 – LONG-TERM DEBT

Credit Facility

On May 8, 2015, the Company entered into a credit agreement with Credit Suisse A. G. (“Credit Suisse”) as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility in the form of a $130.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of the Company’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The Loans incurred interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 5.50%.

On July 8, 2015, the Company entered into an amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent increasing by $25.0 million the U.S. Term Loan to a $155.0 million facility (total facility of $175.0 million excluded $11.0 million in deferred financing costs) (“Amended Credit Agreement”). The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of March 31, 2016, the interest rate was 5.50%. The Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021.

On March 7, 2016, the Company entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending its existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for the Company’s existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility, which includes a $5.0 million letter of credit subfacility (“Revolving Credit Facility”). The Company’s obligations under the Restated Credit Facility are secured by substantially all the assets of the Company. The Revolving Credit Facility matures on May 8, 2020.

Borrowings under the Loans will continue to bear interest at an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. Borrowings under the Revolving Credit Facility will bear interest at an adjusted ICE Benchmark administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility.

The Restated Credit Agreement contains the same financial and operational covenants as the Amended Credit Agreement. As of March 31, 2016, the Company was in compliance with the financial covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of March 31, 2016, the Company had no borrowings under the Revolving Credit Facility.

For the three months ended March 31, 2016 and 2015, total debt discount and deferred financing costs charged to amortization and interest expense was $0.6 million and $0.2 million, respectively.

Long-Term Debt Outstanding

As of March 31, 2016 and December 31, 2015, the following long-term debt instruments were outstanding:

	As of
	March 31, 2016 (Unaudited)			December 31, 2015
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount
Credit Facility	$173,687	$10,617	$163,070	$174,125	$9,682	$164,443
Total long-term debt	173,687	10,617	163,070	174,125	9,682	164,443
Less current portion	1,750	-	1,750	1,750	-	1,750
Total long-term debt, non-current	$171,937	$10,617	$161,320	$172,375	$9,682	$162,693

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Rent expense was approximately $0.2 million for each of the three months ended March 31, 2016 and 2015, respectively. These amounts are recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

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

The Builder is required to deliver the vessels in the second quarter of 2017 and the second quarter of 2018, respectively, subject to extension for certain events, such as change orders. The Company may terminate the applicable Agreements in the event the Builder fails to deliver the vessel within 180 days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreements also contain customary representations, warranties, covenants, and indemnities.

On December 29, 2015, a subsidiary of the Company entered into a Memorandum of Agreement to purchase a ship known as the Via Australis, which was renamed National Geographic Endeavour II, for a purchase price of $18.0 million. The Company paid a deposit of $1.8 million on January 4, 2016 recorded in property and equipment, net on the accompanying condensed consolidated balance sheet as of March 31, 2016 and paid the balance of $16.2 million on April 25, 2016, when the ship was delivered. The Memorandum of Agreement contained customary representations, warranties, covenants and conditions.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three months ended March 31, 2016 and 2015 totaled $1.3 million and $1.2 million, respectively.

The balances outstanding to National Geographic as of March 31, 2016 and December 31, 2015 are $1.3 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2016 (nine months)	$6,131
2017	7,135
2018	2,248
2019	1,482
Total	$16,996

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to annual maximum of $1,800 for 2016 and 2015. For the three months ended March 31, 2016 and 2015, the Company’s benefit plan contribution amounted to $0.1 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. In January 2016, the Company repurchased 1,967,445 warrants for $5.4 million.

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

Based on the terms above, each share had a value of $11.26 per share for a total of $0.4 million for all five board members. Stock compensation of $0.4 million for all five board members will be amortized over the service period between January 4, 2016 and August 8, 2018. The amortization of the stock compensation for all board members was $34.5 thousand for the three months ended March 31, 2016. As of March 31, 2016, the unamortized value of options was $0.3 million and is expected to be expensed over a period of 2.4 years.

The following table is a summary of restricted stock and RSU activity under the Company’s 2015 Plan:

	Restricted Shares and RSU's	Weighted Average Grant date Fair Value

Restricted shares outstanding as of December 31, 2015	-	$-
Granted	33,300	11.26
Vested	-	-
Forfeited	-	-
Restricted shares outstanding as of March 31, 2016	33,300	$11.26

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock-based compensation expense related to stock options was $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of income. As of March 31, 2016, the unamortized value of options was $9.9 million and is expected to be expensed over a weighted average period of 2.1 years.

During January 2016, 638,223 option shares vested and were exercised. The option shares were issued using cashless transactions, approved by management, and were used in exchange for the required exercise proceeds and payment of any related payroll withholding taxes. Using a weighted average fair value of $10.68 per share and an exercise price of $1.76 per share, 105,206 shares were transferred to provide the $1.1 million in exercise proceeds required for the transactions. In addition, 252,670 shares were transferred to provide the $2.7 million in proceeds required to pay the payroll withholding taxes for the transactions. The balance of the option shares of 280,347 shares were issued as a result of the transactions.

The following table is a summary of stock options activity under the Company’s legacy 2012 Incentive Stock Plan and its 2015 Plan:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Options outstanding as of December 31, 2015	2,849,071	$2.69	3.7	$23,992,814
Granted	20,000	11.26
Exercised	(638,223)	1.76
Forfeited	-	-
Options outstanding as of March 31, 2016	2,230,848	$3.03	3.8	$15,412,337

Vested and expected to vest after March 31, 2016	2,230,848	$3.03	3.8	$15,412,337

Exercisable as of December 31, 2015	-	$-
Vested	638,223	1.76
Exercised	(638,223)	1.76
Forfeited	-	-
Exercisable as of March 31, 2016	-	$-

NOTE 7 – SUBSEQUENT EVENTS

On April 29, 2016, John T. McClain tendered his resignation as Chief Financial Officer of the Company, effective August 16, 2016, to pursue other business opportunities. The Company has undertaken a search to find a suitable replacement and expects an orderly transition.

On April 8, 2016, the Company’s Board of Directors adopted a new equity incentive plan (the “2016 CEO Share Allocation Plan”), subject to stockholder approval at the 2016 Annual Meeting on June 2, 2016, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement (the “Contribution Agreement”) that the Company expects to enter into with Mr. Lindblad, pursuant to which Mr. Lindblad will agree to transfer up to 1,000,000 shares of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that would be issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the later of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan and the date the Company’s stockholders approve the 2016 CEO Share Allocation Plan (and such contributions will occur only if the 2016 CEO Share Allocation Plan is approved by stockholders). The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

On May 3, 2016, the Company announced that it had appointed Philip Auerbach to serve as Chief Commercial Officer, effective May 26, 2016.

On May 4, 2016, the Company acquired 80.1% of the outstanding common stock of Natural Habitat, Inc. (“Natural Habitat Shares”), an adventure travel and ecotourism company based in Colorado, pursuant to that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of May 4, 2016, by and among the Company, Lindblad Expeditions, LLC, a Delaware limited liability company, Gaiam, Inc., a Colorado corporation, Gaiam Travel, Inc., a Colorado corporation, and Ben Bressler, the founder and President of Natural Habitat, Inc. The acquisition provides the Company a platform for expansion into land-based offerings. Pursuant to the Stock Purchase Agreement, the consideration for the Natural Habitat Shares consisted of $14.85 million in cash, shares of common stock of the Company with a value of $2.65 million, or 264,208 shares, and an unsecured promissory note issued to Mr. Bressler in an outstanding principal amount of $2.5 million.

On May 5, 2016, the Company appointed Catherine B. Reynolds as an independent director of the Company.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with its unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as its audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties, and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	changes adversely affecting the business in which we are engaged;
●	management of our growth and our ability to execute on our planned growth;
●	general economic conditions;
●	our business strategy and plans;
●	compliance with laws and regulations,
●	compliance with the financial and/or operating covenants in our Restated Credit Agreement;
●	adverse publicity regarding the cruise industry in general;
●	loss of business due to competition;
●	the result of future financing efforts;
●	the inability to meet revenue and Adjusted EBITDA projections; and
●	those risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, (i) “Company,” “LEX,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its subsidiaries.

Business Overview

We provide expedition cruising and adventure travel experiences that include itineraries that feature up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of six expedition ships owned by our subsidiaries and four seasonal charter vessels. We also have two new 236-foot, 100-passenger cruise vessels being constructed with delivery expected in the second quarter of 2017 and the second quarter of 2018, respectively, as well as a newly acquired vessel which will replace one of our six owned expedition ships in the fourth quarter of 2016. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer truly authentic, up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. On May 4, 2016, we acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. With the acquisition of Natural Habitat, we are expanding our business into land-based offerings. Natural Habitat offers eco-conscious expeditions from Antarctica to Zambia with a multitude of adventures in between. The company’s itineraries include world-class polar bear tours in Churchill, Alaska, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF was recently extended into 2023. We expect to market our ship-based trips to Natural Habitat’s customer database while simultaneously marketing Natural Habitat’s offerings to our own customer database, expanding the market reach of both businesses.

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

We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximized yields. We use our charter inventory as a mechanism to both increase travel options of our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs. In December 2016, we are expanding our travel offerings with new expeditions in Cuba aboard the Panorama II, which will be the fifth chartered vessel in our fleet.

We continually evaluate a range of strategies for expansion of guest capacity. We consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisition of existing ships or small operators. In December 2015, we executed definitive agreements for the construction of two new coastal vessels at a purchase price of $48.0 million and $46.8 million, respectively. The first vessel, which has been named the National Geographic Quest, is expected to be delivered in the second quarter of 2017 and will sail in Alaska and British Columbia during the summer of 2017. The second newbuild vessel is expected to be delivered in the second quarter of 2018. These 236-foot vessels are expected to have capacity of approximately 100 guests each and management considers this investment to be an important step to meet increasing demand for our offerings. The newbuild process will expose us to certain risks typically associated with new ship construction, which we are prepared to manage through detailed planning and close monitoring by our internal marine team.

In December 2015, we signed a definitive agreement for the purchase of the Via Australis, which will be renamed National Geographic Endeavour II, to be used in our operations in the Galápagos Islands. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have paid $0.7 million in costs in the three months ended March 31, 2016 and plan to spend up to $9.3 million more to refurbish and outfit the ship. Following this significant renovation, we expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the continued downward pressure is now becoming evident on fuel prices in all areas of the world in which we operate. Fuel costs represented 4.1% and 5.5% of tour revenues for the three months ended March 31, 2016 and 2015, respectively. We have not hedged our fuel purchases historically, but we continue to evaluate a hedging strategy to manage cash flows related to fuel prices.

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the proceeds from the Restated Credit Facility (see Note 3 – Long-Term Debt) and merger in July 2015, we had net working capital of $128.7 million and $130.0 million as of March 31, 2016 and December 31, 2015, respectively.

The discussion and analysis of our financial condition and results of operations is organized as follows:

●	a review of our critical accounting policies and of our financial presentation, including the descriptions of certain line items and key operational and financial metrics;
●	a results and comparable discussion of our results of operations for the three months ended March 31, 2016 and 2015; and
●	a discussion of liquidity and capital resources.

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

Key Operational and Financial Metrics

We use a variety of operational and financial metrics, which are defined below, to evaluate our performance and financial condition. We use certain non-GAAP financial measures, such as EBITDA, Adjusted EBITDA, Net Yields, and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise industry to measure performance. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

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

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, merger-related expenses, acquisition-related expenses and retention expenses.

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

Results of Operations

In the three months ended March 31, 2016, we generated revenues of $61.6 million compared to revenues of $55.4 million for the three months ended March 31, 2015, which represents an increase of $6.2 million, or 11.2%. Net income was $10.5 million and $6.9 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, we generated Adjusted EBITDA of $17.6 million compared to $14.2 million for the three months ended March 31, 2015.

We reported tour revenues, cost of tours, operating expenses, operating income, and net income for the three months ended March 31, 2016 and 2015 as shown in the following table:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Tour revenues	$61,574	$55,421
Cost of tours	25,275	24,401
Operating expenses	25,380	23,040
Operating income	10,919	7,980
Net income	10,467	6,933
Earnings per share
Basic	$0.23	$0.16
Diluted	0.23	0.16

The following table sets forth our operating data as a percentage of total revenue:

	For the Three Months Ended March 31,
	2016	2015

Tour revenues	100.0%	100.0%

Cost of tours	41.0%	44.0%
Gross profit	59.0%	56.0%

Operating expenses:
General and administrative	18.2%	16.0%
Selling and marketing	15.6%	16.5%
Merger related expenses	0.0%	4.1%
Depreciation and amortization	7.4%	5.0%
Total operating expenses	41.2%	41.6%

Operating income	17.8%	14.4%

Other (expense) income:
Gain (loss) on foreign currency	0.1%	(0.2%)
Other (expense) income, net	0.0%	0.4%
Interest expense, net	(4.5%)	(2.1%)
Total other expense	(4.4%)	(1.9%)

Income before income taxes	13.4%	12.5%

Income tax benefit	(3.6%)	0.0%

Net income	17.0%	12.5%

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Available Guest Nights	51,857	46,971
Guest Nights Sold	47,619	43,210
Occupancy	91.8%	92.0%
Maximum Guests	5,708	5,439
Number of Guests	5,284	4,988
Voyages	79	77

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2016 and 2015. Gross Yield is calculated by dividing tour revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

	For the Three Months Ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2016	2015
Guest ticket revenues	$53,914	$47,800
Other revenues	7,660	7,621
Tour Revenues	61,574	55,421
Less: Commissions	(4,287)	(3,687)
Less: Other expense	(5,010)	(4,580)
Net Revenue	$52,277	$47,154
Available Guest Nights	51,857	46,971
Gross Yield	$1,187	$1,180
Net Yield	1,008	1,004

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(In thousands, except Available Guest Nights, Gross and Net Cruise Cost)	2016	2015
Cost of tours	$25,275	$24,401
Plus: Merger-related expenses	-	2,268
Plus: Selling and marketing	9,618	9,162
Plus: General and administrative	11,188	8,858
Gross Cruise Cost	46,081	44,689
Less: Commission expense	(4,287)	(3,687)
Less: Other expenses	(5,010)	(4,580)
Net Cruise Cost	36,784	36,422
Less: Fuel expense	(2,530)	(3,047)
Net Cruise Cost Excluding Fuel	34,254	33,375
Non-GAAP Adjustments:
Stock-based compensation	(1,335)	(1,214)
National Geographic fee amortization	(727)	-
Merger-related expenses	-	(2,268)
Adjusted Net Cruise Cost Excluding Fuel	$32,192	$29,893
Available Guest Nights	51,857	46,971
Gross Cruise Cost per Available Guest Night	$889	$951
Net Cruise Cost per Available Guest Night	709	775
Net Cruise Cost Excluding Fuel per Available Guest Night	661	711
Adjusted Net Cruise Cost per Available Guest Night	670	701
Adjusted Net Cruise Cost Excl. Fuel per Available Guest Night	621	636

The following table outlines the calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$10,467	$6,933
Income tax benefit	(2,225)	(23)
Interest expense, net	2,748	1,189
Depreciation and amortization	4,574	2,752
EBITDA	15,564	10,851
(Gain) loss on foreign currency translation	(71)	116
Other income (loss), net	-	(235)
Stock-based compensation	1,335	1,214
National Geographic fee amortization -non-cash	727	-
Merger-related expenses	-	2,268
Adjusted EBITDA	$17,555	$14,214

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Tour Revenues

Tour revenues for the three months ended March 31, 2016 increased $6.2 million, or 11.2%, to $61.6 million compared to $55.4 million for the three months ended March 31, 2015. The change was primarily the result of a $6.1 million increase in guest ticket revenues to $53.9 million in the first quarter of 2016 from $47.8 million in in the first quarter of 2015 from changes in vessel deployment and price increases. Net Yield for the three months ended March 31, 2016 amounted to $1,008 compared to $1,004 for the three months ended March 31, 2015.

Cost of Tours

Total cost of tours for the three months ended March 31, 2016 increased $0.9 million, or 3.7%, to $25.3 million compared to $24.4 million for the three months ended March 31, 2015. This was primarily due to higher food provisions, land costs and air expense related to changes in vessel deployment, offset by decreases in fuel for the owned fleet. Adjusted Net Cruise Cost per Available Guest Night for the three months ended March 31, 2016 decreased 4.4% to $670 compared to $701 for the three months ended March 31, 2015 with the decrease primarily related to lower fuel costs and an increase in available guest nights related to the changes in vessel deployment.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 increased by $2.4 million to $11.2 million compared to $8.8 million for the three months ended March 31, 2015. This increase was primarily due to a $1.4 million increase in personnel costs and a $0.7 million increase in professional fees and legal expenses related primarily to public company compliance.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2016 increased $0.4 million, or 4.3%, to $9.6 million compared to $9.2 million for the three months ended March 31, 2015. This increase was due to $1.4 million in higher commission expenses, which includes a $0.7 million increase in National Geographic fee amortization and a $0.7 million increase in commissions related to increased revenues. These increases were offset by a $0.9 million decrease in marketing printing and postage expenses primarily related to timing of marketing expenditures.

Merger-Related Expenses

Merger-related expenses for one-time professional fees associated with the merger transaction that was completed in July 2015 for the three months ended March 31, 2015 were $2.3 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2016 and 2015 were $4.6 million and $2.7 million, respectively. The $1.9 million increase was related to the accelerated depreciation for the National Geographic Endeavour described in Note 2 –Summary of Significant Accounting Policies.

Other (Expense) Income

Other expenses were $2.6 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015, which represents a $1.5 million increase in other (expense) income. This change was primarily due to interest expense, net, which increased $1.5 million to $2.7 million in 2016 from $1.2 million in 2015 primarily as a result of higher debt levels from our Restated Credit Facility (see Note 3 – Long-Term Debt).

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 31, 2016 and 2015

Net cash (used in) provided by operating activities decreased by $11.4 million in 2016 to a net cash used in operating activities of $1.0 million from net cash provided by operating activities of $10.4 million in 2015 primarily due to increases in accounts payable payments for a progress payment on the newbuild vessels and the timing of collections of customer deposits recognized in unearned passenger revenues.

Net cash used in investing activities was $13.9 million in 2016 compared to $10.0 million in 2015. The $3.9 million increase was primarily related to purchases of property and equipment related to growth capital expenditures for our two newbuild vessels and our deposit and renovations for the National Geographic Endeavour II.

Net cash used in financing activities was $10.0 million in 2016 compared to $1.2 million in 2015. The $8.8 million difference was primarily related to the repurchase of warrants, the exercise and exchange of option shares and payment of deferred financing costs related to the Restated Credit Facility in 2016.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Facility and the merger, we had net working capital of $128.7 million and $130.0 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had $181.9 million in cash and cash equivalents, excluding restricted cash.

In November 2015, we announced that our Board of Directors authorized a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. We repurchased 1,967,445 warrants in the first quarter of 2016 for $5.4 million. As of March 31, 2016 under this Repurchase Plan, we have cumulatively purchased 4,059,063 warrants for $10.9 million leaving $9.1 million authorized to be used to purchase our outstanding common stock and warrants in the open market.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively. As of March 31, 2016, we have spent $13.9 million for the construction of these two coastal vessels. The newbuild process will expose us to certain risks typically associated with new ship construction, which we are prepared to manage through detailed planning and close monitoring by our internal marine team. The purchase of the ships will be funded through a combination of cash available on our balance sheet, our new revolving credit facility (described below) and excess cash flows generated by our existing operations.

In December 2015, we also signed a definitive agreement for the purchase of the National Geographic Endeavour II, formerly the Via Australis, to be used in our operations in the Galápagos Islands. The purchase price for the ship was $18.0 million. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have spent $0.7 million in the three months ended March 31, 2016 and plan to spend up to $9.3 million more to refurbish and outfit the ship and, following this significant renovation, expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour. The refurbishment will be funded through a combination of cash available on our balance sheet, our new revolving credit facility (described below) and excess cash flows generated by our existing operations.

As of March 31, 2016, we had approximately $173.7 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. We believe that our cash on hand, our new revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Covenants

On May 8, 2015, we entered into a credit agreement with Credit Suisse A.G. as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of our foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The net proceeds from the Loans, net of discounts, fees and expenses, were approximately $164.1 million. The Loans bear interest at a rate based on an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of March 31, 2016, the net leverage ratio was 4.5 to 1 and we were in compliance with the financial covenants.

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

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report on Form 10-K filed on March 14, 2016 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2016.

Repurchases of Securities

On November 9, 2015, we announced that our Board of Directors had approved the Repurchase Plan. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time.

The following table represents information with respect to purchases by us of our warrants during the months presented. We did not repurchase any shares of our common stock during the quarter ended March 31, 2016.

Period	Total number of warrants purchased	Average price paid per warrant	Total number of warrants purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of warrants that may yet be purchased under the plans or programs
January 1-31, 2016	1,967,445	$2.76	1,967,445	$9,093,698
February 1-29, 2016	-	-	-	9,093,698
March 1-31, 2016	-	-	-	9,093,698
Total	1,967,445	$2.76	1,967,445

Item 3:	DEfaults upon senior securities

Not applicable.

Item 4:	MINE SAFETY DISCLOSURES

Not applicable.

Item 5:	Other information

On May 5, 2016, our Board of Directors (the “Board”) appointed Catherine B. Reynolds as a Class B director to serve a term expiring at the annual meeting of stockholders to be held in 2017.

Ms. Reynolds is the Chairman and Chief Executive Officer of Educap, Inc., which has provided more than $5 billion in education loans to hundreds of thousands of qualified students and families. She is a successful business leader and social entrepreneur who currently devotes her time and abilities primarily to philanthropic pursuits through the Catherine B. Reynolds Foundation. Ms. Reynolds was selected by Businessweek magazine as one of the 50 most philanthropic living Americans and is the first self-made woman to make their list. She is also the recipient of the Woodrow Wilson Award for Corporate Citizenship, bestowed annually on America’s most outstanding business leaders by the Woodrow Wilson International Center for Scholars. She is a current or former Trustee of a number of organizations including New York University, Vanderbilt University, Harvard Kennedy School's Center for Public Leadership Council, the John F. Kennedy Center for the Performing Arts, and the American Academy of Achievement. Ms. Reynolds started her career at the accounting firm of Arthur Young and is a graduate of Vanderbilt University.

The Board has determined that Ms. Reynolds is independent under the listing standards of The NASDAQ Capital Market. The Board has also decided that Ms. Reynolds will be appointed to appropriate committees of the Board after the Board and Ms. Reynolds discuss which appointments would be in the best interests of the Board and our stockholders.

As a non-employee director, Ms. Reynolds will receive the compensation paid to all non-employee directors. There are no arrangements between Ms. Reynolds and any other person pursuant to which she was elected to serve as a director, nor are there any transactions in which we are a participant in which she has a material interest.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2016.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

