Form 10-Q
period 2016-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2016-08-08
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

As of August 4, 2016, 45,887,940 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2016

PART 1:	FINANCIAL INFORMATION

Item 1:	Financial Statements

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$150,813	$206,903
Restricted cash and marketable securities	17,618	8,460
Inventories	1,658	1,746
Marine operating supplies	4,102	4,969
Prepaid expenses and other current assets	23,124	12,266
Total current assets	197,315	234,344

Property and equipment, net	151,868	125,471
Goodwill and other intangibles	28,167	-
Other long-term assets	10,901	12,355
Operating rights	5,864	6,227
Deferred tax assets	3,907	3,216
Total assets	$398,022	$381,613

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$91,417	$76,604
Accounts payable and accrued expenses	18,225	25,968
Long-term debt - current	1,750	1,750
Total current liabilities	111,392	104,322

Long-term debt, less current portion	163,911	162,693
Other long-term liabilities	692	677
Total liabilities	275,995	267,692

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	4,827	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,887,940 and 45,224,881 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	45,231	48,073
Retained earnings	71,964	65,843
Total stockholders' equity attributable to Lindblad stockholders	117,200	113,921
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$398,022	$381,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Tour revenues	$53,871	$49,531	$115,445	$104,952
Cost of tours	29,390	21,486	54,665	45,887
Gross profit	24,481	28,045	60,780	59,065

Operating expenses:
General and administrative	12,637	9,053	23,825	17,911
Selling and marketing	9,512	8,190	19,130	17,352
Merger-related expenses	-	5,503	-	7,771
Depreciation and amortization	4,869	2,895	9,443	5,647
Total operating expenses	27,018	25,641	52,398	48,681

Operating (loss) income	(2,537)	2,404	8,382	10,384

Other (expense) income:
Loss on foreign currency	(357)	(78)	(286)	(194)
Gain on transfer of assets	-	7,502	-	7,502
Other income, net	-	4,789	-	5,024
Interest expense, net	(2,690)	(3,889)	(5,438)	(5,078)
Total other (expense) income	(3,047)	8,324	(5,724)	7,254

(Loss) income before income taxes	(5,584)	10,728	2,658	17,638

Income tax (benefit) expense	(1,090)	1,893	(3,315)	1,870

Net (loss) income	$(4,494)	$8,835	$5,973	$15,768

Net loss attributable to noncontrolling interest	(148)	-	(148)	-

Net (loss) income attributable to Lindblad	$(4,346)	$8,835	$6,121	$15,768

Weighted average shares outstanding
Basic	45,670,721	44,717,759	45,570,438	44,717,759
Diluted	45,670,721	44,717,759	46,299,189	44,717,759

(Loss) earnings per share attributable to Lindblad
Basic	$(0.10)	$0.20	$0.13	$0.35
Diluted	$(0.10)	$0.20	$0.13	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders'	Redeemable Noncontrolling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance as of December 31, 2015	45,224,881	$5	$48,073	$65,843	$113,921	$-
Stock-based compensation	118,504	-	2,622	-	2,622	-
Option shares exercised and exchanged	280,347	-	(2,694)	-	(2,694)	-
Repurchase of warrants	-	-	(5,420)	-	(5,420)	-
Acquisition of Natural Habitat, Inc.	264,208	-	2,650	-	2,650	4,975
Net income	-	-	-	6,121	6,121	(148)
Balance as of June 30, 2016	45,887,940	$5	$45,231	$71,964	$117,200	$4,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$5,973	$15,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,443	5,647
Amortization of National Geographic fee	1,454	-
Amortization of debt discount, deferred financing and other costs	1,166	2,208
Stock-based compensation	2,622	2,427
Deferred income taxes	(3,119)	(46)
Loss on currency translation	286	194
Gain on transfer of assets	-	(7,502)
Changes in operating assets and liabilities
Inventories and marine operating supplies	1,103	(251)
Prepaid expenses and other current assets	(1,347)	317
Unearned passenger revenues	(924)	6,022
Other long-term liabilities	15	(26)
Accounts payable and accrued expenses	(9,828)	(881)
Net cash provided by operating activities	6,844	23,877
Cash Flows From Investing Activities
Purchase of investment in CFMF	-	(68,087)
Acquisition of Natural Habitat, Inc., net of cash acquired	(9,946)	-
Purchase of property and equipment	(32,896)	(2,856)
Advance to shareholder	-	1,501
Purchase of restricted cash and marketable securities	(9,158)	(39,143)
Net cash used in investing activities	(52,000)	(108,585)
Cash Flows From Financing Activities
Proceeds from long-term debt	-	150,000
Payment of deferred financing costs	(1,565)	(10,532)
Repayments of long-term debt	(875)	(41,003)
Proceeds used in exchange of option shares	(2,694)	-
Repurchase of warrants	(5,420)	-
Net cash (used in) provided by financing activities	(10,554)	98,465
Effect of exchange rate changes on cash	(380)	37
Net (decrease) increase in cash and cash equivalents	(56,090)	13,794
Cash and cash equivalents as of beginning of period	206,903	39,679
Cash and cash equivalents as of end of period	$150,813	$53,473
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,925	$2,087
Income taxes	$864	$298

Non-cash investing and financing activities:
Acquisition of Natural Habitat, Inc.:
Assets acquired and liabilities assumed:
Cash and cash equivalents	$4,904	$-
Current assets, excluding cash acquired	9,623	-
Property and equipment	2,068	-
Goodwill and other intangibles	28,309	-
Accounts payable and accrued expenses	(2,476)	-
Unearned passenger revenues	(15,000)	-
Deferred tax liability	(2,428)	-
Redeemable noncontrolling interest	(4,975)	-
Total purchase price consideration	20,025	-
Consideration consisted of:
Cash paid to acquire Natural Habitat, Inc.	(14,850)	-
Non-cash consideration - long-term debt	(2,525)	-
Non-cash consideration - Lindblad restricted shares	(2,650)	-
Increase in amount due from DVB	-	4,972
Investment in CFMF liquidation of Junior debt asset, warrant	-	84,903
CFMF liquidation of Junior debt long-term debt, additional paid-in capital	-	(84,903)
Additional paid-in capital exercise proceeds of option shares	1,123	-
Additional paid-in capital exchange proceeds used for option shares	(1,123)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of six expedition ships owned by its consolidated subsidiaries and four seasonal charter vessels under the Lindblad brand.

Lindblad’s mission is to offer life-changing adventures on all seven continents, and pioneering innovative ways to allow its guests to connect with exotic and remote places. Lindblad’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company also has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews.

Completion of Merger with Capitol

Capitol Acquisition Corp. II (“Capitol”) was originally incorporated in Delaware on August 9, 2010 as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, Capitol completed a series of mergers whereby Lindblad Expeditions, Inc. (“LEX”), a New York corporation, became Capitol’s wholly-owned subsidiary. As consideration for the mergers, the total purchase price consisted of an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of Capitol common stock. Capitol also assumed outstanding LEX stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of Capitol common stock with an exercise price of $1.76 per share. The Company has completed an analysis of the ownership change under Internal Revenue Code Section 382, and it allows the Company to utilize Capitol’s net operating losses with minor limitations.

As a result of the mergers, LEX became a direct wholly-owned subsidiary of Capitol. Immediately following the mergers, Capitol, which had no operations, changed its name to Lindblad Expeditions Holdings, Inc. and therefore Lindblad has presented LEX’s information as that of the Company.

Completion of Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat will continue to be managed by Benjamin L. Bressler, its founder and current President, (“Mr. Bressler”), who retained a 19.9% noncontrolling interest. With the acquisition of Natural Habitat, the Company is expanding its business into land-based offerings. Natural Habitat offers eco-conscious expeditions from Antarctica to Zambia with a multitude of adventures in between. The company’s itineraries include world-class polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on ten small chartered vessels for parts of the year. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF was recently extended through 2023.

The Company recorded this transaction using the acquisition method for business combinations. The Company measured the identifiable assets, liabilities and noncontrolling interest of Natural Habitat at their fair market value as of the acquisition date and separately measured goodwill at its fair market value as of the acquisition date. The total purchase price consideration of approximately $20.0 million consisted of $14.8 million cash and non-cash consideration of $2.5 million in long-term debt and $2.7 million in Lindblad restricted shares of 264,208. Assets acquired consisted of current assets, including cash acquired, of $14.5 million, property and equipment of $2.1 million and goodwill and other intangibles of $28.3 million. Liabilities assumed consisted of accounts payable and accrued expenses of $2.5 million, unearned passenger revenues of $15.0 million, and deferred tax liabilities of $2.4 million. A redeemable noncontrolling interest in a consolidated subsidiary of $5.0 million was assumed. Natural Habitat’s results of operations for the period beginning May 5, 2016 and ending June 30, 2016 are included in the Company’s condensed consolidated statements of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2016.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of June 30, 2016 and December 31, 2015 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries. Natural Habitat’s balance sheet as of June 30, 2016 and results of operations for the period beginning May 5, 2016 and ending June 30, 2016 are included in the Company’s condensed consolidated financial statements.

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

Revenue Recognition

Tour revenues consist of guest ticket revenues recognized from the sale of guest tickets and other tour revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees. Revenues from the sale of guest tickets and other tour revenues are recognized gross, as the Company has the primary obligation in the arrangement, has discretion in supplier selection and is involved in the determination of the service specifications.

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenues in the condensed consolidated balance sheet when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours of owned vessels in excess of ten days, the Company recognizes revenue based upon expeditions days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the three months ended June 30, 2016, as a result of the net loss for the period, there were no dilutive common shares. For the six months ended June 30, 2016, the Company determined, using the treasury method, there were 728,751 dilutive common shares related to stock options.

As of June 30, 2016, there were 125,164 unvested restricted shares and restricted share units granted to non-employee Directors and an employee at a weighted-average value of $10.41 per share. The Company determined these shares were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

As of June 30, 2016, 12,040,937 warrants to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

On July 8, 2015, as a result of the mergers, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40-45 and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement. For the three and six months ended June 30, 2015, the Company determined the stock options were anti-dilutive.

For the three and six months ended June 30, 2016 and 2015, the Company calculated earnings per share in accordance with FASB ASC 260 and 805-40-45 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net (loss) income attributable to Lindblad for basic and diluted earnings per share	$(4,346)	$8,835	$6,121	$15,768

Weighted average shares outstanding:
Shares outstanding, weighted for time outstanding	45,670,721	44,717,759	45,570,438	44,717,759
Total weighted average shares outstanding, basic	45,670,721	44,717,759	45,570,438	44,717,759

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	-	-	728,751	-
Dilutive potential common shares	-	-	728,751	-
Total weighted average shares outstanding, diluted	45,670,721	44,717,759	46,299,189	44,717,759

Weighted average shares outstanding
Basic	45,670,721	44,717,759	45,570,438	44,717,759
Diluted	45,670,721	44,717,759	46,299,189	44,717,759

(Loss) earnings per share attributable to Lindblad
Basic	$(0.10)	$0.20	$0.13	$0.35
Diluted	$(0.10)	$0.20	$0.13	$0.35

As of June 30, 2016, there were 45,887,940 shares outstanding. The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Company’s Board of Directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of Lindblad’s common stock under the 2015 Plan. As of June 30, 2016, options to purchase an aggregate of 1,930,848 shares of the Company’s common stock with a weighted average exercise price of $1.86 per share were outstanding. In 2016, the Company’s Board of Directors and stockholders approved a new equity incentive plan (the “2016 CEO Share Allocation Plan”), which includes the authority to issue up to 1,000,000 shares of Lindblad’s common stock under the 2016 CEO Share Allocation Plan.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of June 30, 2016 and December 31, 2015, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.2 million and $3.9 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
	June 30,	December 31,
(In thousands)	2016	2015
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$5,030	$5,030
Federal Maritime Commission escrow	11,267	2,233
Certificates of deposit and other restricted securities	1,321	1,197
Total restricted cash and marketable securities	$17,618	$8,460

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

A $5.0 million cash reserve as of June 30, 2016 and December 31, 2015 is required for credit card deposits by third-party credit card processors. The above arrangements are included in restricted cash and marketable securities on the accompanying condensed consolidated balance sheets.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight line method over the estimated useful lives of the assets, as follows:

Years
Vessels and vessel improvements	15-25
Furniture, vehicles and equipment	5
Computer hardware and software	5
Leasehold improvements, including port facilities	Shorter of lease term or related asset life

The tour and expedition industry is very capital intensive and as of June 30, 2016 and December 31, 2015, the Company owned and operated six vessels and had two new coastal vessels under construction and one purchased vessel under renovation. Therefore, the Company has a capital program that it develops for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

For the six months ended June 30, 2016, the Company had $32.9 million in capital expenditures added to property and equipment, net which included $20.6 million for the purchase and renovation of its National Geographic Endeavour II, formerly the Via Australis, and $9.7 million added for the two newbuild coastal vessels. The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels and its renovation improvements to the National Geographic Endeavour II under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the assets, and depreciate over the useful lives. For the six months ended June 30, 2016, the Company recognized $0.4 million in capitalized interest in property and equipment on the accompanying condensed consolidated balance sheet.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of Natural Habitat (see Note 1 – Business). SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires the Company to assess goodwill and other intangible assets for impairment annually or more frequently if a triggering event occurs. For Goodwill and other intangible assets, the Company’s policy is to assess for impairment during each fiscal year’s fourth quarter. The Company’s assessment for impairment utilizes a discounted cash flow analysis and comparative market multiples to determine the fair value of its business for comparison to its corresponding book value. The Company has recorded book goodwill for which there is no tax basis and is therefore not tax deductible.

Other intangible assets include tradenames and customer lists. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists was computed using the estimated useful lives of 15 and 5 years, respectively.

As of June 30, 2016, goodwill and other intangible assets consisted of $22.1 million in goodwill, $2.9 million in tradenames and $3.2 million in customer lists.

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

As of June 30, 2016 and December 31, 2015, there was no triggering event and the Company did not record an impairment of its long-lived assets. The Company reviewed the remaining useful life of the National Geographic Endeavour, which is expected to be replaced by the National Geographic Endeavour II, in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years. The Company also does not expect any residual value for the National Geographic Endeavour after the end of the fourth quarter of 2016.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $0.7 million and $0.7 million, respectively, which was included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended June 30, 2016 and 2015, included in income tax expense was $7.3 thousand and $10.5 thousand, respectively, representing interest and penalties on uncertain tax positions. During the six months ended June 30, 2016 and 2015, included in income tax expense was $14.7 thousand and $20.9 thousand, respectively, representing interest and penalties on uncertain tax positions.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2012 to 2014 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2011 to 2014 remain subject to examination by tax authorities.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, non-employee Directors or other service providers in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the service period of the award. The Company recognizes compensation costs on a straight line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued. To the extent that an equity award later becomes eligible to be put back to the Company, then the fair value of that award or those exercised shares are transferred out of additional paid-in-capital to a liability account and is thereafter marked-to-market annually to fair value.

Redeemable Noncontrolling Interest

The Company, according to ASC 805-20-30-1, recognized a noncontrolling interest and measured it at fair value on the acquisition date. The Company recognized the noncontrolling interest as a redeemable noncontrolling interest to the extent that the risks and rewards of ownership substantially remain with the noncontrolling interest.

Mr. Bressler’s “noncontrolling interest” in the remaining 19.9% interest in Natural Habitat not owned by the Company is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, for which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

These rights to purchase or sell the noncontrolling interest may be at a fixed or variable price, or at fair value, and may be exercisable on a fixed date or any time at some point in the future. The existence of these rights impacts (1) whether separate assets or liabilities should be recognized for these rights, (2) the classification of any minority ownership as a liability, equity or redeemable noncontrolling interest, and (3) the amount of earnings recognized in the financial statements.

As the purchase prices indicated similar fair value measures, the put/call arrangement had been struck at fair value and each party is in agreement that the valuation is indicative of fair value, the asset and liability position would be netted and it is expected that the resulting value would be immaterial given the structure of the arrangement. As Mr Bressler is responsible for the management of Natural Habitat, the risks and rewards of ownership substantially remain with the noncontrolling interest. The existence of the put/call arrangement does not indicate a separate obligation or liability for either party. Based on the existence of redemptive rights by Mr. Bressler, and the existence of risks and rewards of ownership, the noncontrolling interest was recorded separately as a redeemable noncontrolling interest. The put right is not redeemable unless notice is provided as per the requirements of the agreement.

Recent Accounting Pronouncements

In May 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients” (Topic 606). ASU No. 2016-12 addresses matters raised by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition regarding an entity’s implementation of and transition to Topic 606. The amendments do not change the core principle of the guidance in Topic 606. Instead, the FASB provides clarification regarding specific issues, as follows: (1) satisfying the collectability and other criteria for identifying a contract, (2) presentation of sales taxes and other similar taxes collected from customers, (3) noncash consideration, and (4) transitional guidance regarding modified contracts, completed contracts and accounting change disclosures. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU are to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

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

NOTE 3 – LONG-TERM DEBT

Note Payable

On May 4, 2016, in connection with the acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million. The promissory note accrues interest at a rate of 1.44% and matures on December 31, 2020.

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

On July 8, 2015, the Company entered into an amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent increasing by $25.0 million the U.S. Term Loan to a $155.0 million facility (total facility of $175.0 million excluded $11.0 million in deferred financing costs) (“Amended Credit Agreement”). The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of June 30, 2016, the interest rate was 5.50%. The Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021.

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

The Restated Credit Agreement contains the same financial and operational covenants as the Amended Credit Agreement. As of June 30, 2016, the Company was in compliance with the financial covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of June 30, 2016, the Company had no borrowings under the Revolving Credit Facility.

For the three months ended June 30, 2016 and 2015, total debt discount and deferred financing costs charged to amortization and interest expense was $0.6 million and $2.0 million, respectively. For the six months ended June 30, 2016 and 2015, total debt discount and deferred financing costs charged to amortization and interest expense was $1.1 million and $2.2 million, respectively.

Long-Term Debt Outstanding

As of June 30, 2016 and December 31, 2015, the following long-term debt instruments were outstanding:

	As of
	June 30, 2016 (Unaudited)			December 31, 2015
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount
Note payable	$2,525	$-	$2,525	$-	$-	$-
Credit Facility	173,250	10,114	163,136	174,125	9,682	164,443
Total long-term debt	175,775	10,114	165,661	174,125	9,682	164,443
Less current portion	1,750	-	1,750	1,750	-	1,750
Total long-term debt, non-current	$174,025	$10,114	$163,911	$172,375	$9,682	$162,693

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Rent expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively. These amounts are recorded within general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

On December 29, 2015, a subsidiary of the Company entered into a Memorandum of Agreement to purchase a ship known as the Via Australis, which was renamed National Geographic Endeavour II, for a purchase price of $18.0 million. The Company paid a deposit of $1.8 million on January 4, 2016 and the balance of $16.2 million on April 25, 2016, when the ship was delivered, which were both recorded in property and equipment, net on the accompanying condensed consolidated balance sheet as of June 30, 2016. The Memorandum of Agreement contained customary representations, warranties, covenants and conditions.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three and six months ended June 30, 2016 totaled $1.1 million and $2.4 million, respectively, and for the three and six months ended June 30, 2015 totaled $1.2 million and $2.4 million, respectively.

The balances outstanding to National Geographic as of June 30, 2016 and December 31, 2015 are $1.1 million and $1.3 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For each of the three and six months ended June 30, 2016, these fees were $0.2 million.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2016 (six months)	$4,807
2017	9,317
2018	6,164
2019	1,482
Total	$21,770

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. The Company has protection and indemnity insurance that would be expected to cover any damages.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to an annual maximum of $1,800 for 2016 and 2015. For the three months ended June 30, 2016 and 2015, the Company’s benefit plan contribution amounted to $57.8 thousand and $47.7 thousand, respectively. For the six months ended June 30, 2016 and 2015, the Company’s benefit plan contribution amounted to $0.1 million and $0.1 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

2016 CEO Share Allocation Plan

On April 8, 2016, the Company’s Board of Directors adopted the “2016 CEO Share Allocation Plan,” and at the 2016 Annual Meeting of Stockholders on June 2, 2016, the Company’s stockholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement (the “Contribution Agreement”) that the Company entered into with Sven-Olof Lindblad (“Mr. Lindblad”), Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that would be issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

Restricted Shares and Restricted Share Units

Restricted shares are shares of stock granted to an employee, non-employee Director or other service providers for which sale is prohibited for a specified period of time. Restricted share units (“RSUs”) represent a promise to deliver shares to the employee, non-employee Director or other service providers at a future date if certain vesting conditions are met. The difference between RSUs and restricted shares is primarily the timing of the delivery of the underlying shares. A company that grants RSUs does not deliver the shares to the employee, non-employee Director or other service providers until the vesting conditions are met.

Under the 2015 Plan, one non-employee Director was granted 1,864 restricted shares on May 11, 2016. These restricted shares vest in three installments on August 8, 2016, 2017 and 2018 and are not subject to any performance-based conditions.

Under the 2015 Plan, an employee was granted 90,000 restricted shares on May 26, 2016. These restricted shares vest in four installments on May 26, 2017, 2018, 2019 and 2020 and are not subject to any performance-based conditions.

Under the 2015 Plan, five non-employee Directors will be granted $75,000 in value of restricted shares and one non-employee Director will be granted $75,000 in value of RSUs on August 8, 2016. They vest in three installments on August 8, 2017, 2018 and 2019 and are not subject to any performance-based conditions.

The amortization of the restricted shares and RSUs was $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, the unamortized value of restricted shares and RSUs was $1.2 million and is expected to be expensed over a period of 3.9 years.

The following table is a summary of restricted stock and RSU activity under the Company’s 2015 Plan:

	Restricted Shares and RSU's	Weighted Average Grant Date Fair Value

Restricted shares and RSUs awarded as of December 31, 2015	-	$-
Granted	125,164	10.41
Vested	-	-
Forfeited	-	-
Restricted shares and RSUs awarded as of June 30, 2016	125,164	$10.41

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock-based compensation expense related to stock options was $1.2 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense related to stock options was $2.5 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2016, the unamortized value of options was $7.2 million and is expected to be expensed over a weighted average period of 1.5 years.

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

The following table is a summary of stock options activity under the Company’s legacy 2012 Incentive Stock Plan and its 2015 Plan:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Options outstanding as of December 31, 2015	2,849,071	$2.69	3.7	$23,992,814
Granted	20,000	11.26
Exercised	(638,223)	1.76
Forfeited	(300,000)	10.58
Options outstanding as of June 30, 2016	1,930,848	$1.86	2.6	$15,005,774

Vested and expected to vest after June 30, 2016	1,930,848	$1.86	2.6	$15,005,774

Exercisable as of December 31, 2015	-	$-
Vested	638,223	1.76
Exercised	(638,223)	1.76
Forfeited	-	-
Exercisable as of June 30, 2016	-	$-

NOTE 7 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

As of June 30, 2016, total assets for the Lindblad segment and Natural Habitat segment were $349.9 million and $48.1 million, respectively. As of June 30, 2016, the $28.3 million in Goodwill and other intangibles on the accompanying condensed consolidated balance sheet were all related to the Natural Habitat segment. For the three and six months ended June 30, 2016, tradename and customer list amortization of $0.1 million was related to the Natural Habitat segment.

The Company evaluates the performance of its business segments based largely on operating income results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the three and six months ended June 30, 2016 and 2015, the following operating results were:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2016			2015			2016			2015
	By Segment						By Segment
	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total
Tour revenues	$48,187	$5,684	$53,871	$49,531	$-	$49,531	$109,761	$5,684	$115,445	$104,952	$-	$104,952

Operating (loss) income	$(1,744)	$(793)	$(2,537)	$2,404	$-	$2,404	$9,175	$(793)	$8,382	$10,384	$-	$10,384

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties, and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	changes adversely affecting the business in which we are engaged;
●	management of our growth and our ability to execute on our planned growth;
●	general economic conditions;
●	our business strategy and plans;
●	compliance with laws and regulations,
●	compliance with the financial and/or operating covenants in our Restated Credit Agreement;
●	adverse publicity regarding the cruise industry in general;
●	loss of business due to competition;
●	the result of future financing efforts;
●	the inability to meet revenue and projections; and
●	those risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its consolidated subsidiaries.

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

We currently operate a fleet of six expedition ships owned by our consolidated subsidiaries and four seasonal charter vessels under the Lindblad brand. We also have two new 236-foot, 100-passenger cruise vessels being constructed with delivery expected in the second quarter of 2017 and the second quarter of 2018, respectively, as well as a newly acquired vessel which will replace one of our six owned expedition ships in the fourth quarter of 2016. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer truly authentic, up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration.

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

On May 4, 2016, we acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. With the acquisition of Natural Habitat, we are expanding our business into land-based offerings. Natural Habitat offers eco-conscious expeditions from Antarctica to Zambia with a multitude of adventures in between. Natural Habitat’s itineraries include world-class polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on ten small chartered vessels for parts of the year. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF was recently extended into 2023. We have begun to market our ship-based trips to Natural Habitat’s customer database while simultaneously marketing Natural Habitat’s offerings to our own customer database, expanding the market reach of both businesses.

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

We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximized yields. We use our charter inventory as a mechanism to both increase travel options of our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs. In December 2016, we are expanding our travel offerings with new expeditions in Cuba aboard the Panorama II, which will be the fifth chartered vessel in our Lindblad fleet.

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

In December 2015, we signed a definitive agreement for the purchase of the Via Australis, which was renamed National Geographic Endeavour II, to be used in our operations in the Galápagos Islands. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have paid $2.6 million in costs in the six months ended June 30, 2016 and plan to spend up to $7.4 million more to refurbish and outfit the ship. Following this significant renovation, we expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour.

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

We have employed a variety of tactical marketing opportunities this year to counteract effects seen in specific geographies relating to concerns over the Zika virus and a slowdown in activity on the National Geographic Endeavour, where segments of our audience are waiting for the introduction of our new vessel, the National Geographic Endeavour II, for our Galápagos operation. We have historically been adept at isolating challenges and developing an effective tactical response while staying focused on our long-term objectives. However, we may be unable to fully eliminate all the effects of the various challenges we face in the short term.

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the continued downward pressure on fuel prices has become evident on fuel prices in all areas of the world in which we operate. Fuel costs represented 2.3% and 3.3% of our Lindblad segment tour revenues for the three and six months ended June 30, 2016, respectively, and 3.4% and 4.5% of tour revenues for the three and six months ended June 30, 2015, respectively. We have not hedged our fuel purchases historically, but we continue to evaluate a hedging strategy to manage cash flows related to fuel prices.

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing or departure date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the proceeds from the Restated Credit Facility (see Note 3 – Long-Term Debt) and the merger in July 2015, we had net working capital of $85.9 million and $130.0 million as of June 30, 2016 and December 31, 2015, respectively.

The discussion and analysis of our financial condition and results of operations is organized as follows:

●	a review of our critical accounting policies and of our financial presentation, including the descriptions of certain line items and key operational and financial metrics;
●	a results and comparable discussion of our results of operations for the three and six months ended June 30, 2016 and 2015; and
●	a discussion of liquidity and capital resources.

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and
●	Other tour revenues from the sale of pre- or post-expedition excursions, hotel accommodations, and land-based expeditions; air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees.

Cost of tours

Cost of tours includes the following:

●	Direct costs associated with revenues, including cost of pre- or post-expedition excursions, hotel accommodations, and land-based expeditions, air and other transportation expenses, and cost of goods and services rendered onboard;
●	Payroll costs and related expenses for shipboard and expedition personnel;
●	Food costs for guests and crew, including complimentary food and beverage amenities for guests;
●	Fuel costs and related costs of delivery, storage and safe disposal of waste; and
●	Other tour expenses, such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance, and charter hire costs.

Selling and marketing

Selling and marketing expenses include commissions and a broad range of advertising and promotional expenses.

General and administrative

General and administrative expenses include the cost of shoreside vessel support, reservations and other administrative functions, including salaries and related benefits, credit card commissions, professional fees and rent.

Key Operational and Financial Metrics

We use a variety of operational and financial metrics, which are defined below, to evaluate our performance and financial condition. We use certain non-GAAP financial measures, such as EBITDA, Adjusted EBITDA, Net Yields, and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to measure performance. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

EBITDA is net income (loss) excluding depreciation and amortization, net interest expense and income tax benefit (expense).

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax benefit (expense), and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, merger-related expenses, and acquisition-related expenses. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

The following descriptions apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, merger-related expenses, and acquisition-related expenses.

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

Net Cruise Cost represents Gross Cruise Cost excluding commissions and certain other direct costs of guest ticket revenues and other tour revenues.

Net Cruise Cost excluding Fuel represents Net Cruise Cost excluding fuel costs.

Net Revenue represents tour revenues less commissions and direct costs of other tour revenues.

Net Yield represents Net Revenue divided by Available Guest Nights.

Number of Guests represents the number of guests that travel with us in a period.

Occupancy is calculated by dividing Guest Nights Sold by Available Guest Nights.

Voyages represent the number of ship expeditions completed during the period.

Foreign Currency Translation

The U.S. dollar is the functional currency in our foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

We became subject to foreign currency translation in connection with our 2013 acquisition of Fillmore Pearl Holdings Ltd., which operates partially in Australia and whose functional currency is the U.S. dollar.

Seasonality

Our tour revenues from the sale of guest tickets are mildly seasonal with demand historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours.

Results of Operations – Consolidated

In the three months ended June 30, 2016, we generated tour revenues of $53.9 million compared to tour revenues of $49.5 million for the three months ended June 30, 2015, which represents an increase of $4.4 million, or 8.9%. Net loss was $4.5 million for the three months ended June 30, 2016, compared to net income of $8.8 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, Adjusted EBITDA was $5.2 million compared to $12.0 million for the three months ended June 30, 2015. The lower results in 2016 are primarily due to the planned increase in drydock activities for the quarter, with its corresponding decrease in revenues and increase in expenses and an increase in general and administrative expenses.

In the six months ended June 30, 2016, we generated tour revenues of $115.4 million compared to tour revenues of $105.0 million for the six months ended June 30, 2015, which represents an increase of $10.4 million, or 9.9%. Net income was $6.0 million and $15.8 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, Adjusted EBITDA was $22.8 million compared to $26.2 million for the six months ended June 30, 2015.

The increase in consolidated tour revenues for both the three and six month periods was primarily a result of the addition of $5.7 million in tour revenues related to the acquisition of Natural Habitat. The decreases in consolidated Net (loss) income and Adjusted EBITDA were primarily related to the added expense and loss of operating income from the timing of our expected drydocking of three vessels during the three months ended June 30, 2016 and the net losses from our acquisition of Natural Habitat.

We reported consolidated tour revenues, cost of tours, operating expenses, operating income, and net (loss) income for the three and six months ended June 30, 2016 and 2015 as shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Tour revenues	$53,871	$49,531	$115,445	$104,952
Cost of tours	29,390	21,486	54,665	45,887
Operating expenses	27,018	25,641	52,398	48,681
Operating (loss) income	(2,537)	2,404	8,382	10,384
Net (loss) income	(4,494)	8,835	5,973	15,768
(Loss) earnings per share attributable to Lindblad
Basic	$(0.10)	$0.20	$0.13	$0.35
Diluted	(0.10)	0.20	0.13	0.35

The following table sets forth our consolidated operating data as a percentage of total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Tour revenues	100.0%	100.0%	100.0%	100.0%
Cost of tours	54.6%	43.4%	47.4%	43.7%
Gross profit	45.4%	56.6%	52.6%	56.3%
Operating expenses:
General and administrative	23.5%	18.3%	20.6%	17.1%
Selling and marketing	17.7%	16.5%	16.6%	16.5%
Merger-related expenses	0.0%	11.1%	0.0%	7.4%
Depreciation and amortization	9.0%	5.8%	8.2%	5.4%
Total operating expenses	50.2%	51.7%	45.4%	46.4%

Operating (loss) income	(4.8%)	4.9%	7.2%	9.9%

Other (expense) income:
Loss on foreign currency	(0.7%)	(0.2%)	(0.2%)	(0.2%)
Gain on transfer of assets	0.0%	15.1%	0.0%	7.1%
Other income, net	0.0%	9.7%	0.0%	4.8%
Interest expense, net	(5.0%)	(7.9%)	(4.7%)	(4.8%)
Total other (expense) income	(5.7%)	16.7%	(4.9%)	6.9%
(Loss) income before income taxes	(10.5%)	21.6%	2.3%	16.8%
Income tax (benefit) expense	(2.2%)	3.8%	(2.9%)	1.8%
Net (loss) income	(8.3%)	17.8%	5.2%	15.0%

The following table outlines the reconciliation to Net (loss) income and calculation of consolidated EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net (loss) income	$(4,494)	$8,835	$5,973	$15,768
Income tax (benefit) expense	(1,090)	1,893	(3,315)	1,870
Interest expense, net	2,690	3,889	5,438	5,078
Depreciation and amortization	4,869	2,895	9,443	5,647
EBITDA	1,975	17,512	17,539	28,363
Loss on foreign currency translation	357	78	286	194
Gain on transfer of assets	-	(7,502)	-	(7,502)
Other income, net	-	(4,789)	-	(5,024)
Stock-based compensation	1,287	1,213	2,622	2,427
National Geographic fee amortization	727	-	1,454	-
Acquisition-related expenses	892	-	892	-
Merger-related expenses	-	5,503	-	7,771
Adjusted EBITDA	$5,238	$12,015	$22,793	$26,229

Comparison of Three and Six Months Ended June 30, 2016 to Three and Six Months Ended June 30, 2015 – Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2016 increased $4.4 million, or 8.9%, to $53.9 million compared to $49.5 million for the three months ended June 30, 2015. The increase was primarily a result of $5.7 million in added tour revenues from the acquisition of Natural Habitat, partially offset by $1.3 million of lower revenues for the Lindblad segment due to the planned reduction in available guest nights for the owned fleet related to the timing of vessel drydock maintenance.

Tour revenues for the six months ended June 30, 2016 increased $10.4 million, or 9.9%, to $115.4 million compared to $105.0 million for the six months ended June 30, 2015. The increase was primarily a result of $5.7 million in added tour revenues from the acquisition of Natural Habitat, changes from vessel deployment, price increases and the timing of vessel drydock maintenance.

Cost of Tours

Total cost of tours for the three months ended June 30, 2016 increased $7.9 million, or 36.7%, to $29.4 million compared to $21.5 million for the three months ended June 30, 2015. The increase was primarily a result of $4.3 million in added cost of tours from the acquisition of Natural Habitat and $2.5 million in increased drydock expenses related to the timing of vessel drydock maintenance.

Total cost of tours for the six months ended June 30, 2016 increased $8.8 million, or 19.2%, to $54.7 million compared to $45.9 million for the six months ended June 30, 2015. The increase was primarily a result of $4.3 million in added cost of tours from the acquisition of Natural Habitat and $2.2 million in increased drydock expenses related to changes in vessel deployment and the timing of vessel drydock maintenance.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 increased by $3.6 million to $12.6 million compared to $9.0 million for the three months ended June 30, 2015. The increase was primarily a result of $1.5 million in added general and administrative expenses from the acquisition of Natural Habitat, $1.4 million in added personnel and public company accounting and compliance costs, rating agency fees and incremental insurance and $0.9 million in nonrecurring professional fees related to the acquisition of Natural Habitat.

General and administrative expenses for the six months ended June 30, 2016 increased by $5.9 million to $23.8 million compared to $17.9 million for the six months ended June 30, 2015. The increase was primarily a result of $1.5 million in added general and administrative expenses from the acquisition of Natural Habitat, $3.4 million in added personnel and public company accounting and compliance costs, rating agency fees and incremental insurance and $0.9 million in nonrecurring professional fees related to the acquisition of Natural Habitat.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2016 increased $1.3 million, or 15.9%, to $9.5 million compared to $8.2 million for the three months ended June 30, 2015. The increase was primarily a result of $0.5 million in added selling and marketing expenses from the acquisition of Natural Habitat and to a $0.7 million increase in National Geographic fee amortization.

Selling and marketing expenses for the six months ended June 30, 2016 increased $1.7 million, or 9.8%, to $19.1 million compared to $17.4 million for the six months ended June 30, 2015. The increase was primarily a result of $0.5 million in added selling and marketing expenses from the acquisition of Natural Habitat and to a $1.5 million increase in National Geographic fee amortization.

Merger-Related Expenses

Merger-related expenses for one-time professional fees associated with the merger transaction that was completed in July 2015 for the three and six months ended June 30, 2015 were $5.5 million and $7.8 million, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2016 and 2015 were $4.9 million and $2.9 million, respectively. Depreciation and amortization expenses for the six months ended June 30, 2016 and 2015 were $9.4 million and $5.6 million, respectively. The $2.0 million and $3.8 million respective increase was primarily related to the accelerated depreciation for the National Geographic Endeavour described in Note 2 –Summary of Significant Accounting Policies.

Other (Expense) Income

Other expenses were $3.1 million for the three months ended June 30, 2016 compared to other income of $8.3 million for the three months ended June 30, 2015, which represents an $11.4 million increase in other expense. This change was primarily due to the following factors.

●	Additional income of $12.5 million in 2015 related to the $5.0 million success fee income for the new debt financing in May 2015 and the gain on the disposal of assets of $7.5 million related to the junior debt in the Cruise/Ferry Master Fund I, N.V. (“CFMF”) transaction.
●	Interest expense, net, decreased $1.2 million to $2.7 million in 2016 from $3.9 million in 2015. The decrease was primarily the result of accelerated amortization of deferred finance costs of $1.9 million related to the repayment of our senior debt in May 2015.
●	In 2016, we recorded a $0.4 million loss in foreign currency translation compared to a loss of $0.1 million in foreign currency translation losses in 2015. The $0.3 million net change was primarily related to $0.4 million currency loss added as a result of the acquisition of Natural Habitat.

Other expenses were $5.7 million for the six months ended June 30, 2016 compared to other income of $7.3 million for the six months ended June 30, 2015, which represents a $13.0 million increase in other expense. This change was primarily due to the following factors.

●	Additional income of $12.5 million in 2015 related to the $5.0 million success fee income for the new debt financing in May 2015 and the gain on the disposal of assets of $7.5 million related to the junior debt in the CFMF transaction.
●	Interest expense, net, increased $0.3 million to $5.4 million in 2016 from $5.1 million in 2015. The increase was primarily related to the higher debt levels from our Restated Credit Facility (See Note 3 – Long-Term Debt) partially offset by a decrease from the accelerated amortization of deferred finance costs of $1.9 million related to the repayment of our senior debt in May 2015.
●	In 2016, we recorded a $0.3 million loss in foreign currency translation compared to a loss of $0.2 million in foreign currency translation losses in 2015. The $0.3 million net change was primarily related to $0.4 million currency loss added as a result of the acquisition of Natural Habitat.

Results of Operations – Segments

Selected information for our segments was as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2016			2015			2016			2015
	By Segment						By Segment
	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total	Lindblad	Natural Habitat	Total

Tour revenues	$48,187	$5,684	$53,871	$49,531	$-	$49,531	$109,761	$5,684	$115,445	$104,952	$-	$104,952

Operating (loss) income	$(1,744)	$(793)	$(2,537)	$2,404	$-	$2,404	$9,175	$(793)	$8,382	$10,384	$-	$10,384

Results of Operations – Lindblad Segment

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment.

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the Lindblad segment in the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Available Guest Nights	41,213	44,193	93,070	91,164
Guest Nights Sold	37,903	40,597	85,522	83,807
Occupancy	92.0%	91.9%	91.9%	91.9%
Maximum Guests	5,233	5,171	10,941	10,610
Number of Guests	4,830	4,818	10,114	9,806
Voyages	68	63	147	140

The following table shows the calculations of Gross Yield and Net Yield for the Lindblad segment in the three and six months ended June 30, 2016 and 2015. Gross Yield is calculated by dividing tour revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2016	2015	2016	2015
Guest ticket revenues	$42,610	$43,154	$96,524	$90,954
Other tour revenues	5,577	6,377	13,237	13,998
Tour Revenues	48,187	49,531	109,761	104,952
Less: Commissions	(3,480)	(3,437)	(7,768)	(7,123)
Less: Other tour expenses	(3,536)	(3,532)	(8,546)	(8,112)
Net Revenue	$41,171	$42,562	$93,447	$89,717

Available Guest Nights	41,213	44,193	93,070	91,164
Gross Yield	$1,169	$1,121	$1,179	$1,151
Net Yield	999	963	1,004	984

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the Lindblad segment in the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except Available Guest Nights, Gross and Net Cruise Cost)	2016	2015	2016	2015
Cost of tours	$25,118	$21,486	$50,393	$45,887
Plus: Merger-related expenses	-	5,503	-	7,771
Plus: Selling and marketing	9,045	8,189	18,663	17,352
Plus: General and administrative	11,110	9,054	22,298	17,911
Gross Cruise Cost	45,273	44,232	91,354	88,921
Less: Commission expense	(3,480)	(3,437)	(7,768)	(7,123)
Less: Other tour expenses	(3,536)	(3,532)	(8,546)	(8,112)
Net Cruise Cost	38,257	37,263	75,040	73,686
Less: Fuel expense	(1,132)	(1,678)	(3,662)	(4,725)
Net Cruise Cost Excluding Fuel	37,125	35,585	71,378	68,961
Non-GAAP Adjustments:
Stock-based compensation	(1,287)	(1,213)	(2,622)	(2,427)
National Geographic fee amortization	(727)	-	(1,454)	-
Acquisition-related expenses	(892)	-	(892)	-
Merger-related expenses	-	(5,503)	-	(7,771)
Adjusted Net Cruise Cost Excluding Fuel	$34,219	$28,869	$66,410	$58,763
Available Guest Nights	41,213	44,193	93,070	91,164
Gross Cruise Cost per Available Guest Night	$1,099	$1,001	$982	$975
Net Cruise Cost per Available Guest Night	928	843	806	808
Net Cruise Cost Excluding Fuel per Available Guest Night	901	805	767	756
Adjusted Net Cruise Cost per Available Guest Night	858	691	753	696
Adjusted Net Cruise Cost Excl. Fuel per Available Guest Night	830	653	714	645

Tour Revenues

Tour revenues for the three months ended June 30, 2016 decreased $1.3 million, or 2.6%, to $48.2 million compared to $49.5 million for the three months ended June 30, 2015. The change was primarily related to a $0.6 million decrease in guest ticket revenues to $42.6 million in the second quarter of 2016 from $43.2 million in the second quarter of 2015, as a result of planned reduction in available guest nights for the owned fleet this quarter related to the timing of vessel drydock maintenance. Net Yield for the three months ended June 30, 2016 amounted to $999 compared to $963 for the three months ended June 30, 2015. The increase in Net Yield was primarily related to price increases.

Tour revenues for the six months ended June 30, 2016 increased $4.8 million, or 4.6%, to $109.8 million compared to $105.0 million for the six months ended June 30, 2015. The change was primarily the result of a $5.5 million increase in guest ticket revenues to $96.5 million in 2016 from $91.0 million in 2015 from changes in vessel deployment and price increases. Net Yield for the six months ended June 30, 2016 amounted to $1,004 compared to $984 for the six months ended June 30, 2015. The increase in Net Yield was primarily due to changes in vessel deployment and price increases.

Operating (Loss) Income

Operating (loss) income for the three months ended June 30, 2016 decreased $4.1 million, to an operating loss of $1.7 million compared to operating income $2.4 million for the three months ended June 30, 2015. This decrease was primarily related to decreased available guest nights and increased drydock expenses related to changes in vessel deployment and increased general and administrative expenses for added personnel, professional fees and legal expenses, related primarily to additional personnel and public company accounting and compliance.

Operating income for the six months ended June 30, 2016 decreased $1.2 million to $9.2 million compared to operating income $10.4 million for the six months ended June 30, 2015. This decrease was primarily related to increased drydock expenses related to changes in vessel deployment and increased general and administrative expenses for added personnel, professional fees and legal expenses, related primarily to additional personnel and public company accounting and compliance.

Results of Operations – Natural Habitat Segment

As a result of the acquisition of Natural Habitat, we began to include the results of operations for Natural Habitat as a separate segment on May 5, 2016. For the period beginning May 5, 2016 and ending on June 30, 2016, Natural Habitat reported $5.7 million in tour revenues and an operating loss of $0.8 million.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 30, 2016 and 2015

Net cash provided by operating activities was $6.8 million in the six months ended June 30, 2016 compared to $23.9 million in the comparable period in 2015. The $17.1 million decrease was primarily due to a $9.8 million decrease in net income, the timing of collections of customer deposits recognized in unearned passenger revenues and decreases related to changes in accounts payable, accrued expenses, offset by the gain on the transfer of assets related to the CFMF transaction in 2015.

Net cash used in investing activities was $52.0 million in the six months ended June 30, 2016 compared to $108.6 million in the comparable period in 2015. The $56.6 million decrease was primarily related to the $68.0 million purchase of the investment in CFMF in 2015 and a $30.0 increase in restricted cash related to the merger in 2015 offset by a $30.0 million increase in purchases of property and equipment primarily related to growth capital expenditures for our two newbuild vessels, our deposit and renovations for the National Geographic Endeavour II, and our $9.9 million net cash use for the acquisition of Natural Habitat in 2016.

Net cash used in financing activities was $10.6 million in the six months ended June 30, 2016 compared to net cash provided by financing activities of $98.5 million in the comparable period in 2015. The $109.1 million difference was primarily related the $109.0 million net proceeds from the issuance of long-term debt in 2015, net of debt repayment.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Facility and the merger, we had net working capital of $85.9 million and $130.0 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had $150.8 million in cash and cash equivalents, excluding restricted cash.

In November 2015, we announced that our Board of Directors authorized a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. We did not repurchase any shares of our common stock during the quarter ended June 30, 2016. As of June 30, 2016 under this Repurchase Plan, we have cumulatively purchased 4,059,063 warrants for $10.9 million leaving $9.1 million authorized to be used to purchase our outstanding common stock and warrants pursuant to the Repurchase Plan.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively. As of June 30, 2016, we have spent $20.2 million for the construction of these two coastal vessels, funded through cash on hand. The newbuild process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The remaining purchase price of the ships will be funded through a combination of cash available on our balance sheet, our new revolving credit facility (described below) and excess cash flows generated by our existing operations.

In December 2015, we also signed a definitive agreement for the purchase of the National Geographic Endeavour II, formerly the Via Australis, to be used in our operations in the Galápagos Islands. The purchase price for the ship was $18.0 million. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have spent $2.6 million in the six months ended June 30, 2016, funded through cash on hand, and plan to spend up to $7.4 million more to refurbish and outfit the ship and, following this significant renovation, expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour. The remaining costs of the refurbishment will be funded through a combination of cash available on our balance sheet, our new revolving credit facility (described below) and excess cash flows generated by our existing operations.

As of June 30, 2016, we had approximately $175.8 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

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

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of June 30, 2016, the net leverage ratio was 4.5 to 1 and we were in compliance with the financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2016.

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

We did not repurchase any shares of our common stock during the quarter ended June 30, 2016.

Item 3:	DEfaults upon senior securities

Not applicable.

Item 4:	MINE SAFETY DISCLOSURES

Not applicable.

Item 5:	Other information

Not applicable.

Item 6:	exhibits

Number	Description	Included	Form	Filing Date
10.1	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation linkbase document	Herewith
101.LAB	Taxonomy extension label linkbase document	Herewith
101.PRE	Taxonomy extension presentation linkbase document	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2016.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

