Form 10-Q
period 2016-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2016-11-04
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

As of November 1, 2016, 45,968,480 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2016

Table of Contents

		Page(s)

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	2
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the Nine Months Ended September 30, 2016 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4.	Controls and Procedures	35

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	36

SIGNATURES		37

PART 1:	FINANCIAL INFORMATION

Item 1:	Financial Statements

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$149,017	$206,903
Restricted cash and marketable securities	10,367	8,460
Inventories	1,591	1,746
Marine operating supplies	4,195	4,969
Prepaid expenses and other current assets	20,742	12,266
Total current assets	185,912	234,344

Property and equipment, net	164,486	125,471
Goodwill and other intangibles	27,953	-
Other long-term assets	13,334	12,355
Operating rights	5,683	6,227
Deferred tax assets	4,497	3,216
Total assets	$401,865	$381,613

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$84,620	$76,604
Accounts payable and accrued expenses	19,943	25,968
Long-term debt - current	1,750	1,750
Total current liabilities	106,313	104,322

Long-term debt, less current portion	164,020	162,693
Other long-term liabilities	699	677
Total liabilities	271,032	267,692

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	4,856	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,968,480 and 45,224,881 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	46,590	48,073
Retained earnings	79,382	65,843
Total stockholders’ equity	125,977	113,921
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$401,865	$381,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Tour revenues	$70,774	$58,561	$186,218	$163,513

Cost of tours	32,446	25,444	87,111	71,331
Gross profit	38,328	33,117	99,107	92,182

Operating expenses:
General and administrative	12,915	9,684	36,740	27,518
Selling and marketing	10,164	9,482	29,294	26,919
Merger-related expenses	-	5,503	-	13,266
Depreciation and amortization	5,080	2,689	14,523	8,336
Total operating expenses	28,159	27,358	80,557	76,039

Operating income	10,169	5,759	18,550	16,143

Other (expense) income:
(Loss) gain on foreign currency	(5)	148	(291)	(46)
Gain on transfer of assets	-	-	-	7,502
Other income, net	(38)	(24)	(38)	5,000
Interest expense, net	(2,476)	(2,948)	(7,914)	(8,026)
Total other (expense) income	(2,519)	(2,824)	(8,243)	4,430

Income before income taxes	7,650	2,935	10,307	20,573

Income tax expense (benefit)	203	(1,481)	(3,113)	389

Net income	$7,447	$4,416	$13,420	$20,184

Net income (loss) attributable to noncontrolling interest	29	-	(119)	-

Net income attributable to Lindblad	$7,418	$4,416	$13,539	$20,184

Weighted average shares outstanding
Basic	45,776,443	45,004,393	45,639,608	44,814,354
Diluted	46,541,257	46,456,315	46,329,880	45,544,382

Earnings per share attributable to Lindblad
Basic	$0.16	$0.10	$0.30	$0.45
Diluted	$0.16	$0.10	$0.29	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total	Redeemable
	Common Stock		Paid-In	Retained	Stockholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Equity	Interest

Balance as of December 31, 2015	45,224,881	$5	$48,073	$65,843	$113,921	$-
Stock-based compensation	199,044	-	3,982	-	3,982	-
Option shares exercised and exchanged	280,347	-	(2,695)	-	(2,695)	-
Repurchase of warrants	-	-	(5,420)	-	(5,420)	-
Acquisition of Natural Habitat, Inc.	264,208	-	2,650	-	2,650	4,975
Net income (loss)	-	-	-	13,539	13,539	(119)
Balance as of September 30, 2016	45,968,480	$5	$46,590	$79,382	$125,977	$4,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$13,420	$20,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,523	8,336
Amortization of National Geographic fee	2,180	670
Amortization of debt discount, deferred financing and other costs	2,582	2,733
Stock-based compensation	3,982	3,641
Deferred income taxes	(3,709)	385
Loss on currency translation	291	46
Gain on transfer of assets	-	(7,502)
Changes in operating assets and liabilities
Inventories and marine operating supplies	1,505	761
Prepaid expenses and other current assets	1,098	1,092
Unearned passenger revenues	(8,620)	538
Other long-term assets	(3,159)	-
Other long-term liabilities	22	192
Accounts payable and accrued expenses	(8,430)	(716)
Net cash provided by operating activities	15,685	30,360

Cash Flows From Investing Activities
Purchase of investment in CFMF	-	(68,088)
Acquisition of Natural Habitat, Inc., net of cash acquired	(9,946)	-
Purchases of property and equipment	(50,598)	(8,143)
Advance from shareholder	-	1,501
Purchase of restricted cash and marketable securities	(1,907)	(949)
Net cash used in investing activities	(62,451)	(75,679)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	175,000
Net proceeds from merger	-	186,806
Payments to shareholders for the merger	-	(90,000)
Payment of deferred financing costs	(1,565)	(10,944)
Repayments of long-term debt	(1,312)	(41,441)
Proceeds used in exchange of option shares	(2,695)	(4,850)
Repurchase of warrants	(5,420)	-
Net cash (used in) provided by financing activities	(10,992)	214,571
Effect of exchange rate changes on cash	(128)	(179)

Net (decrease) increase in cash and cash equivalents	(57,886)	169,073

Cash and cash equivalents as of beginning of period	206,903	39,679

Cash and cash equivalents as of end of period	$149,017	$208,752

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,427	$4,550
Income taxes	$992	$387

Non-cash investing and financing activities:
Acquisition of Natural Habitat, Inc.:
Total purchase price consideration	$20,025	$-

Consideration consisted of:
Cash paid to acquire Natural Habitat, Inc.	$(14,850)	$-
Non-cash consideration - long-term debt	(2,525)	-
Non-cash consideration - Lindblad restricted shares	(2,650)	-

Investment in CFMF liquidation of Junior debt asset, warrant	$-	$84,903
CFMF liquidation of Junior debt long-term debt, additional paid-in capital	-	(84,903)
Transfer from inventories and marine operating supplies	-	(414)
Transfer to property and equipment, net	-	414
Additional paid-in capital exercise proceeds of option shares	1,123	2,240
Additional paid-in capital exchange proceeds used for option shares	(1,123)	(2,240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of six owned expedition ships and four seasonal charter vessels under the Lindblad brand.

Lindblad’s mission is to offer life-changing adventures on all seven continents and pioneering innovative ways to allow its guests to connect with exotic and remote places. Lindblad’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company also has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews.

Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat is managed by Benjamin L. Bressler, its founder and President (“Mr. Bressler”), who retains a 19.9% noncontrolling interest. With the acquisition of Natural Habitat, the Company has expanded its land-based offerings. Natural Habitat offers eco-conscious expeditions from Antarctica to Zambia with a multitude of adventures in between. Natural Habitat’s itineraries include world-class polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

The Company recorded this transaction using the acquisition method for business combinations. The Company measured the identifiable assets, liabilities and noncontrolling interest of Natural Habitat at their fair market value as of the acquisition date and separately measured goodwill at its fair market value as of the acquisition date. The total purchase price consideration of approximately $20.0 million consisted of $14.8 million cash, a $2.5 million unsecured promissory note, which is included in long-term debt, and $2.7 million in Lindblad restricted common stock (264,208 shares). Assets acquired consisted of current assets, including cash acquired, of $14.5 million, property and equipment of $2.1 million and goodwill and other intangibles of $28.3 million. Liabilities assumed consisted of accounts payable and accrued expenses of $2.5 million, unearned passenger revenues of $15.0 million, and deferred tax liabilities of $2.4 million. A redeemable noncontrolling interest in a consolidated subsidiary of $5.0 million was assumed. Natural Habitat’s results of operations for the period beginning May 5, 2016 and ending September 30, 2016 are included in the Company’s condensed consolidated statements of income.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2016.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of September 30, 2016 and December 31, 2015 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries. Natural Habitat’s balance sheet as of September 30, 2016 and results of operations for the period beginning May 5, 2016 and ending September 30, 2016 are included in the Company’s condensed consolidated financial statements.

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

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenues in the condensed consolidated balance sheet when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours of owned vessels in excess of ten days, where the tour days span a quarter, the Company recognizes revenue based upon expedition days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the three and nine months ended September 30, 2016, the Company determined, using the treasury method, there were 764,814 and 690,272 dilutive common shares, respectively, related to stock options. For the three and nine months ended September 30, 2015, the Company determined, using the treasury method, there were 1,451,922 and 730,028 dilutive common shares, respectively, related to stock options.

As of September 30, 2016, there were 202,091 unvested restricted shares and restricted share units granted to non-employee directors and employees at a weighted-average value of $9.90 per share. The Company determined these shares were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

As of September 30, 2016, 12,040,937 warrants to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

On July 8, 2015, as a result of the mergers, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40-45 and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement.

For the three and nine months ended September 30, 2016 and 2015, the Company calculated earnings per share in accordance with FASB ASC 260 and 805-40-45 as follows:

(In thousands, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Lindblad for basic and diluted earnings per share	$7,418	$4,416	$13,539	$20,184
Weighted average shares outstanding: Total weighted average shares outstanding, basic	45,776,443	45,004,393	45,639,608	44,814,354
Effect of dilutive securities:
Assumed exercise of stock options, treasury method	764,814	1,451,922	690,272	730,028
Total weighted average shares outstanding, diluted	46,541,257	46,456,315	46,329,880	45,544,382

Weighted average shares outstanding
Basic	45,776,443	45,004,393	45,639,608	44,814,354
Diluted	46,541,257	46,456,315	46,329,880	45,544,382

Earnings per share attributable to Lindblad
Basic	$0.16	$0.10	$0.30	$0.45
Diluted	$0.16	$0.10	$0.29	$0.44

As of September 30, 2016, there were 45,968,480 shares outstanding. The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Company’s Board of Directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of Lindblad’s common stock under the 2015 Plan. As of September 30, 2016, options to purchase an aggregate of 2,130,848 shares of the Company’s common stock with a weighted average exercise price of $2.57 per share were outstanding (including options assumed in the mergers) and 2,066,188 common shares were available for award under the 2015 Plan. In 2016, the Company’s Board of Directors and stockholders approved a new equity incentive plan (the “2016 CEO Share Allocation Plan”), which includes the authority to issue up to 1,000,000 shares of Lindblad’s common stock that are contributed to the Company by its CEO under the 2016 CEO Share Allocation Plan.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of September 30, 2016 and December 31, 2015, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.8 million and $3.9 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
	September 30,	December 31,
(In thousands)	2016	2015
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$5,030	$5,030
Federal Maritime Commission escrow	3,911	2,233
Certificates of deposit and other restricted securities	1,426	1,197
Total restricted cash and marketable securities	$10,367	$8,460

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

A $5.0 million cash reserve as of September 30, 2016 and December 31, 2015 is required for credit card deposits by third-party credit card processors. The above arrangements are included in restricted cash and marketable securities on the accompanying condensed consolidated balance sheets.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight line method over the estimated useful lives of the assets, as follows:

Years
Vessels and vessel improvements	15-25
Furniture, vehicles and equipment	5
Computer hardware and software	5
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive and as of September 30, 2016 and December 31, 2015, the Company owned and operated six vessels and has two new coastal vessels under construction and one purchased vessel under renovation. Therefore, the Company has a capital program that it develops for the improvement of its vessels, expedition sites and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel and site improvement costs that add value to the Company’s vessels and expedition sites, such as those discussed above, are capitalized to the vessels and site improvements and depreciated over the shorter of the improvements or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in other vessels operating expenses. Drydock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

For the nine months ended September 30, 2016, the Company had $50.6 million in capital expenditures, which includes capitalized interest, added to property and equipment, net which included $26.9 million for the purchase and renovation of its National Geographic Endeavour II, formerly the Via Australis, and $20.1 million for the two newbuild coastal vessels. The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels and its renovation improvements to the National Geographic Endeavour II under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the assets and depreciate over the useful lives. For the nine months ended September 30, 2016, the Company recognized $0.9 million in capitalized interest in property and equipment, net on the accompanying condensed consolidated balance sheet.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of Natural Habitat (see Note 1 – Business). SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. For goodwill, the Company’s policy is to assess for impairment during each fiscal year’s third quarter. The Company’s assessment for impairment utilized a discounted cash flow analysis and comparative market multiples to determine the fair value of its business for comparison to its corresponding book value. The Company tested goodwill for the Natural Habitat segment as of September 30, 2016 and determined there was no impairment.

The Company has recorded book goodwill for which there is no tax basis and is therefore not tax deductible.

Other intangible assets include tradenames and customer lists. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists was computed using the estimated useful lives of 15 and 5 years, respectively. Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s other intangible assets is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames and customer lists.

As of September 30, 2016, goodwill and other intangible assets, net of amortization, consisted of $22.1 million in goodwill, $3.0 million in customer lists and $2.8 million in tradenames.

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

As of September 30, 2016 and December 31, 2015, there was no triggering event and the Company did not record an impairment of its long-lived assets. In the first quarter of 2016, the Company reviewed the remaining useful life of the National Geographic Endeavour, which is expected to be replaced by the National Geographic Endeavour II in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years. As a result, in the first quarter of 2016, the Company began accelerating the depreciation in order to fully depreciate the asset by the end of the fourth quarter of 2016. The Company does not expect any residual value for the National Geographic Endeavour after the end of the fourth quarter of 2016.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

Income Taxes

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. Significant management judgement is required in projecting ordinary income to determine the Company’s estimated effective tax rate.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of September 30, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $0.7 million and $0.7 million, respectively, which was included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2013 to 2015 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2011 to 2014 remain subject to examination by tax authorities.

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

Redeemable Noncontrolling Interest

The Company, in connection with the acquistion of Natural Habitat, recognized a noncontrolling interest and measured it at fair value on the acquisition date according to ASC 805-20-30-1. The Company recognized the noncontrolling interest as a redeemable noncontrolling interest to the extent that the risks and rewards of ownership substantially remain with the noncontrolling interest.

Mr. Bressler’s “noncontrolling interest” in the remaining 19.9% interest in Natural Habitat not owned by the Company is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions, subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, for which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

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

As the purchase prices indicated similar fair value measures, the put/call arrangement had been struck at fair value and each party is in agreement that the valuation is indicative of fair value, the asset and liability position would be netted and it is expected that the resulting value would be immaterial given the structure of the arrangement. As Mr. Bressler is responsible for the management of Natural Habitat, the risks and rewards of ownership substantially remain with the noncontrolling interest. The existence of the put/call arrangement does not indicate a separate obligation or liability for either party. Based on the existence of redemptive rights by Mr. Bressler, and the existence of risks and rewards of ownership, the noncontrolling interest was recorded separately as a redeemable noncontrolling interest. The put right is not redeemable unless notice is provided as per the requirements of the agreement.

Recent Accounting Pronouncements

In October 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The amendment was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted this ASU in the third quarter of 2016 and its adoption did not have a material impact to the Company’s condensed consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients” (Topic 606). ASU No. 2016-12 addresses matters raised by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition regarding an entity’s implementation of and transition to Topic 606. The amendments do not change the core principle of the guidance in Topic 606. Instead, the FASB provides clarification regarding specific issues, as follows: (1) satisfying the collectability and other criteria for identifying a contract, (2) presentation of sales taxes and other similar taxes collected from customers, (3) noncash consideration, and (4) transitional guidance regarding modified contracts, completed contracts and accounting change disclosures. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements (Topic 605), “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, that adoption of this ASU will have on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards upon adoption would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – LONG-TERM DEBT

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million. The promissory note accrues interest at a rate of 1.44% and matures on December 31, 2020.

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

On July 8, 2015, the Company entered into an amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent increasing by $25.0 million the U.S. Term Loan to a $155.0 million facility (total facility of $175.0 million excluded $11.0 million in deferred financing costs) (“Amended Credit Agreement”). The Loans bear interest at a rate based on an adjusted ICE Benchmark administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of September 30, 2016, the interest rate was 5.50%. The Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021.

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

The Restated Credit Agreement contains the same financial and operational covenants as the Amended Credit Agreement. As of September 30, 2016, the Company was in compliance with the financial covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of September 30, 2016, the Company had no borrowings under the Revolving Credit Facility.

For the three months ended September 30, 2016 and 2015, total debt discount and deferred financing costs charged to interest expense was $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2016 and 2015, total debt discount and deferred financing costs charged to amortization and interest expense was $1.7 million and $2.7 million, respectively.

Long-Term Debt Outstanding

As of September 30, 2016 and December 31, 2015, the following long-term debt was outstanding:

	As of
	September 30, 2016			December 31, 2015
		Discount			Discount
		and			and
		Deferred	Balance,		Deferred	Balance,
		Financing	net of		Financing	net of
(In thousands)	Principal	Costs, net	discount	Principal	Costs, net	discount
Note payable	$2,525	$-	$2,525	$-	$-	$-
Credit Facility	172,813	(9,568)	163,245	174,125	(9,682)	164,443
Total long-term debt	175,338	(9,568)	165,770	174,125	(9,682)	164,443
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$173,588	$(9,568)	$164,020	$172,375	$(9,682)	$162,693

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Rent expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. These amounts are recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels at a purchase price of $48.0 million and $46.8 million, respectively, payable monthly based on the value of the work performed through the end of the preceding month. As of September 30, 2016, the Company has spent a total of $30.2 million for the construction of these two coastal vessels.

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

On December 29, 2015, a subsidiary of the Company entered into a Memorandum of Agreement to purchase a ship known as the Via Australis, which was renamed National Geographic Endeavour II. The Company has paid $26.9 million, as of September 30, 2016, for the purchase and renovations of the vessel and reported the vessel in property and equipment, net on the accompanying condensed consolidated balance sheet. The Company expects to complete the renovations and deploy the ship during the fourth quarter of 2016. The Memorandum of Agreement contained customary representations, warranties, covenants and conditions.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three and nine months ended September 30, 2016 totaled $1.2 million and $3.6 million, respectively, and for the three and nine months ended September 30, 2015 totaled $1.3 million and $3.7 million, respectively.

The balances outstanding to National Geographic as of September 30, 2016 and December 31, 2015 are $1.4 million and $1.3 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of income. The annual royalty payment and gross sales fees are paid on a quarterly basis. For each of the three and nine months ended September 30, 2016, these fees were $0.2 million and $0.3 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2016 (three months)	$2,724
2017	8,793
2018	6,154
2019	1,482
Total	$19,153

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. The Company has protection and indemnity insurance that would be expected to cover any damages.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to an annual maximum of $1,800 for 2016 and 2015. For the three months ended September 30, 2016 and 2015, the Company’s benefit plan contribution amounted to $47.6 thousand and $35.7 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s benefit plan contribution amounted to $0.2 million and $0.1 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”) and in November 2016, the Board of Directors approved an increase of $15.0 million for a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. In January 2016, the Company repurchased 1,967,445 warrants for $5.4 million and thus far has repurchased a total of 4,059,063 warrants for $10.9 million pursuant to the Repurchase Plan.

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

Under the 2015 Plan, four non-employee directors were granted 26,640 restricted shares and one non-employee director was granted 6,660 RSUs on January 4, 2016. There were 6,660 restricted shares or RSUs granted to each non-employee director, which vest in three installments on August 8, 2016, 2017 and 2018 and are not subject to any performance-based conditions.

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

Under the 2015 Plan, five non-employee directors were granted 40,540 restricted shares and one non-employee director was granted 8,108 RSUs on August 8, 2016. There were 8,108 restricted shares or RSUs granted to each non-employee director, which vest in three installments on August 8, 2017, 2018 and 2019 and are not subject to any performance-based conditions.

Under the 2015 Plan, an employee was granted 40,000 restricted shares on September 6, 2016. These restricted shares vest in four installments on September 6, 2017, 2018, 2019 and 2020 and are not subject to any performance-based conditions.

The amortization of the restricted shares and RSUs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the unamortized value of restricted shares and RSUs was $1.9 million and is expected to be expensed over a period of 4.0 years.

The following table is a summary of restricted stock and RSU activity under the Company’s 2015 Plan:

		Weighted
	Restricted	Average
	Shares and	Grant Date
	RSU’s	Fair Value
Restricted shares and RSUs awarded as of December 31, 2015	-	$-
Granted	213,812	9.97
Vested	(11,721)	11.20
Forfeited	-	-
Restricted shares and RSUs awarded as of September 30, 2016	202,091	$9.90

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock-based compensation expense related to stock options was $1.2 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to stock options was $3.8 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. Stock compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of income. As of September 30, 2016, the unamortized value of options was $6.9 million and is expected to be expensed over a weighted average period of 1.3 years.

During January 2016, 638,223 option shares vested and were exercised. The option shares were issued using cashless transactions, approved by management, and were issued in exchange for the required exercise proceeds and payment of any related payroll withholding taxes. Using a weighted average fair value of $10.68 per share and an exercise price of $1.76 per share, 105,206 shares were withheld by the Company to provide the $1.1 million in exercise proceeds required for the transactions. In addition, 252,670 shares were withheld by the Company to provide the $2.7 million in proceeds required to pay the payroll withholding taxes for the transactions. The net balance of the option shares of 280,347 shares were issued as a result of the transactions.

The following table is a summary of stock options activity under the Company’s legacy 2012 Incentive Stock Plan assumed in connection with the mergers and its 2015 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	2,849,071	$2.69	3.7	$23,992,814
Granted	220,000	9.63
Exercised	(638,223)	1.76
Forfeited	(300,000)	10.58
Options outstanding as of September 30, 2016	2,130,848	$2.57	3.1	$13,695,340

Vested and expected to vest after September 30, 2016	2,130,848	$2.57	3.1	$13,695,340

Exercisable as of December 31, 2015	-	$-
Vested	638,223	1.76
Exercised	(638,223)	1.76
Forfeited	-	-
Exercisable as of September 30, 2016	-	$-

NOTE 7 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

As of September 30, 2016, total assets for the Lindblad segment and Natural Habitat segment were $356.4 million and $45.5 million, respectively. As of September 30, 2016, the $28.0 million in goodwill and other intangibles on the accompanying condensed consolidated balance sheet were all related to the Natural Habitat segment. For the three and nine months ended September 30, 2016, tradename and customer list amortization of $0.2 million and $0.4 million, respectively, was related to the Natural Habitat segment.

The Company evaluates the performance of its business segments based largely on tour revenues, operating income (loss), and Adjusted EBITDA results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the three and nine months ended September 30, 2016 and 2015, the following operating results were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Tour revenues:
Lindblad	$56,175	$58,561	$165,936	$163,513
Natural Habitat	14,599	-	20,282	-
Total tour revenues	$70,774	$58,561	$186,218	$163,513

Operating income (loss):
Lindblad	$9,863	$5,759	$19,038	$16,143
Natural Habitat	306	-	(488)	-
Total operating income	$10,169	$5,759	$18,550	$16,143

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties, and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	changes adversely affecting the business in which we are engaged;
●	management of our growth and our ability to execute on our planned growth;
●	general economic conditions;
●	our business strategy and plans;
●	compliance with laws and regulations;
●	compliance with the financial and/or operating covenants in our Restated Credit Agreement;
●	adverse publicity regarding the cruise industry in general;
●	loss of business due to competition;
●	the result of future financing efforts;
●	the inability to meet revenue and projections; and
●	those risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, “Company,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries.

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

We currently operate a fleet of six owned expedition ships and four seasonal charter vessels under the Lindblad brand. In addition, we have an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado.

Under the Lindblad brand, we have two new 236-foot, 100-passenger cruise vessels being constructed with delivery expected in the second quarter of 2017 and the second quarter of 2018, respectively, as well as a newly acquired vessel which will replace one of our six owned expedition ships in the fourth quarter of 2016. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer truly authentic, up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration.

With the acquisition of Natural Habitat, we have expanded our land-based offerings. Natural Habitat offers eco-conscious expeditions from Antarctica to Zambia with a multitude of adventures in between. Natural Habitat’s itineraries include world-class polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF extends into 2023.

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

We continually evaluate a range of strategies for expansion of guest capacity. We consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisition of existing ships or small operators. In December 2015, we signed a definitive agreement for the purchase of the Via Australis, which was renamed National Geographic Endeavour II, to be used in our operations in the Galápagos Islands. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have paid $8.9 million in renovation costs since taking possession of the ship. Following this renovation, we expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the continued downward pressure on fuel prices has become evident in all areas of the world in which we operate. Fuel costs represented 2.9% and 3.1% of our Lindblad segment tour revenues for the three and nine months ended September 30, 2016, respectively, and 3.6% and 4.2% of tour revenues for the three and nine months ended September 30, 2015, respectively. We have not hedged our fuel purchases historically, but we continue to evaluate a hedging strategy to manage cash flows related to fuel prices.

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing or departure date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the proceeds from the Restated Credit Facility (see Note 3 – Long-Term Debt) and the merger in July 2015, we had net working capital surpluses of $79.6 million and $130.0 million as of September 30, 2016 and December 31, 2015, respectively.

The discussion and analysis of our financial condition and results of operations is organized as follows:

●	a review of our critical accounting policies and of our financial presentation, including the descriptions of certain line items and key operational and financial metrics;
●	a results and comparable discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015; and
●	a discussion of liquidity and capital resources.

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

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yields, and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax benefit (expense), and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, merger-related expenses, and acquisition-related expenses. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense and income tax benefit (expense), are reviewed separately by management.

The following metrics apply to our Lindblad segment:

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

Gross Cruise Cost represents the sum of cost of tours plus merger-related expenses, selling and marketing expense, and general and administrative expense.

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

Results of Operations – Consolidated

In the three months ended September 30, 2016, we generated tour revenues of $70.8 million compared to tour revenues of $58.6 million for the three months ended September 30, 2015, an increase of $12.2 million, or 21%, primarily due to the acquisition of Natural Habitat. Net income was $7.4 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively, primarily reflecting merger-related expenses in 2015. For the three months ended September 30, 2016, Adjusted EBITDA was $17.4 million compared to $15.8 million for the three months ended September 30, 2015, an increase of $1.6 million driven by a $0.9 million increase at our Lindblad segment and $0.6 million from the acquisition of Natural Habitat.

In the nine months ended September 30, 2016, we generated tour revenues of $186.2 million compared to tour revenues of $163.5 million for the nine months ended September 30, 2015, which represents an increase of $22.7 million, or 14%, primarily due to our acquisition of Natural Habitat. Net income was $13.4 million and $20.2 million for the nine months ended September 30, 2016 and 2015, respectively, primarily from higher accelerated depreciation expense for the National Geographic Endeavour, and a decrease related to the 2015 gain on transfer of assets and success fee income, offset by merger costs in 2015. For the nine months ended September 30, 2016, Adjusted EBITDA was $40.2 million compared to $42.1 million for the nine months ended September 30, 2015, primarily reflecting lower contribution of $1.9 million from the Lindblad segment.

We reported consolidated tour revenues, cost of tours, operating expenses, operating income, and net income for the three and nine months ended September 30, 2016 and 2015 as shown in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Tour revenues	$70,774	$58,561	$186,218	$163,513
Cost of tours	32,446	25,444	87,111	71,331
Operating expenses	28,159	27,358	80,557	76,039
Operating income	10,169	5,759	18,550	16,143
Net income	7,447	4,416	13,420	20,184
Earnings per share attributable to Lindblad
Basic	$0.16	$0.10	$0.30	$0.45
Diluted	0.16	0.10	0.29	0.44

The following table sets forth our consolidated operating data as a percentage of total revenues:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tour revenues	100.0%	100.0%	100.0%	100.0%

Cost of tours	45.8%	43.4%	46.8%	43.6%
Gross profit	54.2%	56.6%	53.2%	56.4%

Operating expenses:
General and administrative	18.2%	16.6%	19.7%	16.9%
Selling and marketing	14.4%	16.2%	15.7%	16.4%
Merger-related expenses	0.0%	9.4%	0.0%	8.1%
Depreciation and amortization	7.2%	4.6%	7.8%	5.1%
Total operating expenses	39.8%	46.8%	43.2%	46.5%

Operating income	14.4%	9.8%	10.0%	9.9%

Other (expense) income:
(Loss) gain on foreign currency	0.0%	0.2%	(0.2%)	0.0%
Gain on transfer of assets	0.0%	0.0%	0.0%	4.6%
Other income, net	(0.1%)	0.0%	0.0%	3.0%
Interest expense, net	(3.5%)	(5.0%)	(4.2%)	(4.9%)
Total other (expense) income	(3.6%)	(4.8%)	(4.4%)	2.7%

Income before income taxes	10.8%	5.0%	5.6%	12.6%

Income tax expense (benefit)	0.3%	(2.5%)	(1.6%)	0.3%

Net income	10.5%	7.5%	7.2%	12.3%

The following table outlines the reconciliation to Net income and calculation of consolidated and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,447	$4,416	$13,420	$20,184
Income tax expense (benefit)	203	(1,481)	(3,113)	389
Interest expense, net	2,476	2,948	7,914	8,026
Depreciation and amortization	5,080	2,689	14,523	8,336
Loss (gain) on foreign currency translation	5	(148)	291	46
Gain on transfer of assets	-	-	-	(7,502)
Other income, net	38	24	38	(5,000)
Stock-based compensation	1,359	1,213	3,982	3,641
National Geographic fee amortization	727	670	2,180	670
Acquisition-related expenses	31	-	924	-
Merger-related expenses	-	5,503	-	13,266
Adjusted EBITDA - Consolidated	$17,366	$15,834	$40,159	$42,056

Comparison of Three and Nine Months Ended September 30, 2016 to Three and Nine Months Ended September 30, 2015 – Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2016 increased $12.2 million, or 21%, to $70.8 million compared to $58.6 million for the three months ended September 30, 2015. The increase was primarily a result of $14.6 million in added tour revenues from the acquisition of Natural Habitat, partially offset by $2.4 million of lower revenues for the Lindblad segment mainly due to the planned reduction in available guest nights for the owned fleet related to the timing of vessel redeployment, partially offset by price increases due to higher rates and changes in itineraries.

Tour revenues for the nine months ended September 30, 2016 increased $22.7 million, or 14%, to $186.2 million compared to $163.5 million for the nine months ended September 30, 2015. The increase was primarily a result of $20.3 million in added tour revenues from the acquisition of Natural Habitat and an increase of $2.4 million at the Lindblad segment mainly from price increases due to higher rates and changes in itineraries, partially offset by lower available guest nights.

Cost of Tours

Total cost of tours for the three months ended September 30, 2016 increased $7.1 million, or 28%, to $32.5 million compared to $25.4 million for the three months ended September 30, 2015. The increase was primarily a result of $10.2 million in added cost of tours from the acquisition of Natural Habitat, partially offset by a $3.2 million decrease in cost of tours for the Lindblad segment due to lower air and fuel expenses and the reduction in costs related to the lower available guest nights.

Total cost of tours for the nine months ended September 30, 2016 increased $15.8 million, or 22%, to $87.1 million compared to $71.3 million for the nine months ended September 30, 2015. The increase was primarily a result of $14.5 million in added cost of tours from the acquisition of Natural Habitat and $1.3 million in added cost of tours at the Lindblad segment due to increased drydock expenses, which were partially offset by a decrease in fuel expenses. The increased drydock expenses were associated with timing differences, as well as changes in vessel deployment.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 increased by $3.2 million, or 33%, to $12.9 million compared to $9.7 million for the three months ended September 30, 2015. The increase was primarily a result of $2.5 million in added general and administrative expenses from the acquisition of Natural Habitat and $0.8 million in added personnel and public company costs at the Lindblad segment.

General and administrative expenses for the nine months ended September 30, 2016 increased by $9.2 million, or 34%, to $36.7 million compared to $27.5 million for the nine months ended September 30, 2015. The increase was primarily a result of $4.0 million in added general and administrative expenses from the acquisition of Natural Habitat and a $5.2 million increase at the Lindblad segment resulting from $4.3 million in additional personnel and public company costs and $0.9 million in nonrecurring professional fees related to the acquisition of Natural Habitat.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2016 increased $0.7 million, or 7%, to $10.2 million compared to $9.5 million for the three months ended September 30, 2015. The increase was primarily a result of $1.3 million in added selling and marketing expenses from the acquisition of Natural Habitat, partially offset by a $0.6 million decline at the Lindblad segment due to $0.3 million decrease in advertising, printing and postage expenses, as well as a $0.3 million decrease in commission expense driven by lower segment tour revenues.

Selling and marketing expenses for the nine months ended September 30, 2016 increased $2.4 million, or 9%, to $29.3 million compared to $26.9 million for the nine months ended September 30, 2015. The increase was primarily a result of $1.8 million in added selling and marketing expenses from the acquisition of Natural Habitat and a $0.6 million increase at the Lindblad segment resulting from a $1.5 million increase in National Geographic fee amortization and a $0.4 million increase in commission expense driven by higher segment revenues, partially offset by a $1.3 million decrease in advertising, printing and postage expenses.

Merger-Related Expenses

Merger-related expenses consisted of one-time professional fees associated with the merger transaction that was completed in July 2015 and for the three and nine months ended September 30, 2015 were $5.5 million and $13.3 million, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were $5.1 million and $2.7 million, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2016 and 2015 were $14.5 million and $8.3 million, respectively. The $2.4 million and $6.2 million respective increases were primarily related to the accelerated depreciation for the National Geographic Endeavour described in Note 2 –Summary of Significant Accounting Policies.

Other (Expense) Income

Other expenses were $2.5 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015. This $0.3 million decrease was primarily due to the following factors:

●	In 2016, we recorded a nominal loss in foreign currency translation compared to a gain of $0.1 million in foreign currency translation in 2015; and
●	Interest expense, net, decreased $0.4 million to $2.5 million in 2016 from $2.9 million in 2015. The decrease was primarily related to $0.5 million in capitalized interest in 2016 with no capitalized interest for 2015.

Other expenses were $8.3 million for the nine months ended September 30, 2016 compared to other income of $4.4 million for the nine months ended September 30, 2015. This $12.7 million change was primarily due to the following factors:

●	There was no other income in 2016 compared to income of $12.5 million in 2015 related to the $5.0 million success fee income for the new debt financing in May 2015 and the gain on the disposal of assets of $7.5 million related to the junior debt in the CFMF transaction;
●	Interest expense, net, decreased $0.1 million to $7.9 million in 2016 from $8.0 million in 2015. The decrease was primarily related to $0.9 million in capitalized interest in 2016 with no capitalized interest for 2015 and a $1.1 million decrease primarily from the accelerated amortization of deferred finance costs related to the repayment of our senior debt in May 2015, partially offset by $1.9 million in higher interest expense primarily due to the higher debt levels from our Restated Credit Facility (See Note 3 – Long-Term Debt); and
●	In 2016, we recorded a $0.3 million loss in foreign currency translation compared to a nominal loss in foreign currency translation in 2015.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Tour revenues:
Lindblad	$56,175	$58,561	$165,936	$163,513
Natural Habitat	14,599	-	20,282	-
Total tour revenues	$70,774	$58,561	$186,218	$163,513

Operating income (loss):
Lindblad	$9,863	$5,759	$19,038	$16,143
Natural Habitat	306	-	(488)	-
Total operating income	$10,169	$5,759	$18,550	$16,143
Adjusted EBITDA:
Lindblad	$16,741	$15,834	$40,117	$42,056
Natural Habitat	625	-	42	-
Total adjusted EBITDA	$17,366	$15,834	$40,159	$42,056

The following tables outline the reconciliation for each segment from Operating income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015.

Lindblad segment

(In thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income	$9,863	$5,759	$19,038	$16,143
Depreciation and amortization	4,761	2,689	13,993	8,336
Stock-based compensation	1,359	1,213	3,982	3,641
National Geographic fee amortization	727	670	2,180	670
Acquisition-related expenses	31	-	924	-
Merger-related expenses	-	5,503	-	13,266
Adjusted EBITDA - Lindblad segment	$16,741	$15,834	$40,117	$42,056

Natural Habitat Segment

	For the Three Months Ended		For the Period May 5, 2016 to
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Operating income (loss)	$306	$-	$(488)	$-
Depreciation and amortization	319	-	530	-
Adjusted EBITDA - Natural Habitat segment	$625	$-	$42	$-

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

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the Lindblad segment in the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Available Guest Nights	48,595	53,235	141,665	144,399
Guest Nights Sold	44,139	48,200	129,633	132,007
Occupancy	90.8%	90.5%	91.5%	91.4%
Maximum Guests	6,177	6,391	17,118	17,001
Number of Guests	5,632	5,817	15,742	15,623
Voyages	84	86	231	226

The following table shows the calculations of Gross Yield and Net Yield for the Lindblad segment in the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except for Available Guest Nights, Gross and Net Yield)	September 30,		September 30,
	2016	2015	2016	2015
Guest ticket revenues	$50,089	$51,427	$146,613	$142,381
Other tour revenues	6,086	7,134	19,323	21,132
Tour Revenues	56,175	58,561	165,936	163,513
Less: Commissions	(3,957)	(4,205)	(11,725)	(11,329)
Less: Other tour expenses	(3,211)	(4,570)	(11,757)	(12,682)
Net Revenue	$49,007	$49,786	$142,454	$139,502

Available Guest Nights	48,595	53,235	141,665	144,399
Gross Yield	$1,156	$1,100	$1,171	$1,132
Net Yield	1,008	935	1,006	966

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Adjusted Net Cruise Costs per Available Guest Night for the Lindblad segment in the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	September 30,		September 30,
	2016	2015	2016	2015
Cost of tours	$22,239	$25,444	$72,632	$71,331
Plus: Merger-related expenses	-	5,503	-	13,266
Plus: Selling and marketing	8,848	9,482	27,511	26,919
Plus: General and administrative	10,464	9,684	32,762	27,518
Gross Cruise Cost	41,551	50,113	132,905	139,034
Less: Commission expense	(3,957)	(4,205)	(11,725)	(11,329)
Less: Other tour expenses	(3,211)	(4,570)	(11,757)	(12,682)
Net Cruise Cost	34,383	41,338	109,423	115,023
Less: Fuel expense	(1,645)	(2,107)	(5,307)	(6,831)
Net Cruise Cost Excluding Fuel	32,738	39,231	104,116	108,192
Non-GAAP Adjustments:
Stock-based compensation	(1,359)	(1,213)	(3,982)	(3,641)
National Geographic fee amortization	(727)	(670)	(2,180)	(670)
Acquisition-related expenses	(31)	-	(924)	-
Merger-related expenses	-	(5,503)	-	(13,266)
Adjusted Net Cruise Cost Excluding Fuel	$30,621	$31,845	$97,030	$90,615

Available Guest Nights	48,595	53,235	141,665	144,399
Gross Cruise Cost per Available Guest Night	$855	$941	$938	$963
Net Cruise Cost per Available Guest Night	708	777	772	797
Net Cruise Cost Excluding Fuel per Available Guest Night	674	737	735	749

Adjusted Net Cruise Cost per Available Guest Night	664	638	722	675
Adjusted Net Cruise Cost Excl. Fuel per Available Guest Night	630	598	685	628

Comparison of Three and Nine Months Ended September 30, 2016 to Three and Nine Months Ended September 30, 2015 – Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2016 decreased $2.4 million, or 4%, to $56.2 million compared to $58.6 million for the three months ended September 30, 2015. The change was primarily related to a $1.3 million decrease in guest ticket revenues to $50.1 million in the third quarter of 2016 from $51.4 million in the third quarter of 2015 mainly as a result of planned lower available guest nights due to fleet repositioning. Net Yield for the three months ended September 30, 2016 amounted to $1,008 compared to $935 for the three months ended September 30, 2015. The increase in Net Yield was primarily related to price increases due to higher rates and changes in itineraries.

Tour revenues for the nine months ended September 30, 2016 increased $2.4 million, or 1%, to $165.9 million compared to $163.5 million for the nine months ended September 30, 2015. The change was primarily the result of a $4.2 million increase in guest ticket revenues to $146.6 million in 2016 from $142.4 million in 2015 mainly as a result of price increases due to higher rates and changes in itineraries offset by lower available guest nights. Net Yield for the nine months ended September 30, 2016 amounted to $1,006 compared to $966 for the nine months ended September 30, 2015. The increase in Net Yield was primarily due to price increases due to higher rates and changes in itineraries.

Operating Income

Operating income for the three months ended September 30, 2016 increased $4.1 million to $9.9 million compared to $5.8 million for the three months ended September 30, 2015. This increase was primarily related to $5.5 million in merger-related costs in 2015 and lower air and fuel expenses in 2016. These increases were partially offset by $2.1 million in higher depreciation and amortization expense related to the accelerated depreciation and amortization for the National Geographic Endeavour, lower revenues due to planned lower available guest nights for redeployed vessels and $0.8 million of increased general and administrative expenses primarily related to added personnel and public company costs.

Operating income for the nine months ended September 30, 2016 increased $2.9 million to $19.0 million compared to $16.1 million for the nine months ended September 30, 2015. This increase was primarily related to $13.3 million in merger-related costs in 2015. These increases were partially offset by $5.7 million in higher depreciation and amortization expense related to the accelerated depreciation and amortization for the National Geographic Endeavour and $5.2 million of increased general and administrative expenses, related primarily to additional personnel and public company costs.

Results of Operations – Natural Habitat Segment

As a result of the acquisition of Natural Habitat, we began to include the results of operations for Natural Habitat as a separate segment on May 5, 2016. Natural Habitat reported $14.6 million in tour revenues and $0.3 million in operating income for the three months ended September 30, 2016. For the period beginning May 5, 2016 and ending on September 30, 2016, Natural Habitat reported $20.3 million in tour revenues and an operating loss of $0.5 million.

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 30, 2016 and 2015

Net cash provided by operating activities was $15.7 million in the nine months ended September 30, 2016 compared to $30.4 million in the comparable period in 2015. The $14.7 million decrease was primarily due to a reduction in collections of customer deposits recognized in unearned passenger revenues and decreases related to changes in accounts payable and accrued expenses related to payments for the two newbuild vessels.

Net cash used in investing activities was $62.5 million in the nine months ended September 30, 2016 compared to $75.7 million in the comparable period in 2015. The $13.2 million decrease was primarily related to the $68.1 million purchase of the investment in CFMF in 2015 and offset by a $42.5 million increase in purchases of property and equipment primarily related to growth capital expenditures for our two newbuild vessels and our purchase of and renovations for the National Geographic Endeavour II, and our $9.9 million net cash use for the acquisition of Natural Habitat in 2016.

Net cash used in financing activities was $11.0 million in the nine months ended September 30, 2016 compared to net cash provided by financing activities of $214.6 million in the comparable period in 2015. The $225.6 million difference was primarily related to the $125.5 million net proceeds from the issuance of long-term debt in 2015, net of debt repayments and the $96.8 million in net proceeds from the merger.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Facility and the merger, we had net working capital surpluses of $79.6 million and $130.0 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had $149.0 million in cash and cash equivalents, excluding restricted cash.

In November 2015, we announced that our Board of Directors authorized a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). In November 2016, our Board of Directors authorized a $15.0 million increase to the Repurchase Plan, totaling $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. We did not repurchase any shares of our common stock during the quarter ended September 30, 2016. As of September 30, 2016 under this Repurchase Plan, we have cumulatively purchased 4,059,063 warrants for $10.9 million, leaving $9.1 million, prior to the $15.0 million increase, authorized to be used to purchase our outstanding common stock and warrants pursuant to the Repurchase Plan.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively. As of September 30, 2016, we have spent $30.2 million for the construction of these two coastal vessels, funded through cash on hand. The newbuild process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The remaining purchase price of the ships will be funded through a combination of cash available on our balance sheet, our new revolving credit facility (described below) and excess cash flows generated by our existing operations.

In December 2015, we also signed a definitive agreement for the purchase of the National Geographic Endeavour II, formerly the Via Australis, to be used in our operations in the Galápagos Islands. The purchase price for the ship was $18.0 million. We paid a deposit of $1.8 million on January 4, 2016 and paid the balance of $16.2 million on April 25, 2016 when we took possession of the ship. We have spent $8.9 million in the nine months ended September 30, 2016, funded through cash on hand, and expect to deploy the ship during the fourth quarter of 2016. The National Geographic Endeavour II will replace the National Geographic Endeavour. The remaining costs of the refurbishment will be funded through a combination of cash available on our balance sheet, our revolving credit facility (described below) and excess cash flows generated by our existing operations.

As of September 30, 2016, we had approximately $175.3 million in long-term debt obligations, including the current portion of long-term debt and excluding debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

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

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of September 30, 2016, the required net leverage ratio was 4.5 to 1 and we were in compliance with the financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2016.

Repurchases of Securities

On November 9, 2015, we announced that our Board of Directors had approved the $20.0 million Repurchase Plan. On November 2, 2016, our Board of Directors approved a $15.0 million increase to the Repurchase Plan, totaling $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time.

We did not repurchase any shares of our common stock during the quarter ended September 30, 2016.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

