Form 10-K
period 2016-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2017-03-07
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $146.5 million based on its last reported sales price of $9.63 on NASDAQ Stock Market LLC.

As of March 2, 2017, there were 45,224,067 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Form 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;
●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;
●	changes adversely affecting the business in which we are engaged;
●	management of our growth and our ability to execute on our planned growth;
●	our business strategy and plans;
●	compliance with laws and regulations,
●	compliance with the financial and/or operating covenants in our Second Amended & Restated Credit Agreement (“Restated Credit Agreement”);
●	adverse publicity regarding the cruise industry in general;
●	loss of business due to competition;
●	the result of future financing efforts;
●	the inability to meet revenue and Adjusted EBITDA projections; and
●	those risks discussed in Item 1A. Risk Factors.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-K, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its subsidiaries.

Item 1.	Business

Overview

Lindblad provides expedition cruising and adventure travel experiences using itineraries that feature up-close encounters with wildlife, nature, history, and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures on all seven continents and pioneer innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships, which consist of six owned vessels and five seasonal charter vessels are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) including places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, Cuba and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. In addition to our sea- based expeditions, we offer land-based, eco-conscious expeditions from Antarctica to Zambia primarily through our ownership of Natural Habitat, Inc. (“Natural Habitat”).

We have a strategic business alliance with the National Geographic Society (“National Geographic”), which is founded on a shared interest in exploration, research, technology, and conservation. This relationship includes co-selling, co-marketing and branding arrangements whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining, and other experiences throughout their expedition.

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting in which most large cruise lines that are focused on the broader market engage. Our product offering, value proposition and differentiated pricing approach enable us to achieve high net yields and occupancy rates.

Our business benefits from significant visibility into future revenues, as our guests generally plan and book their voyages far in advance of their departure dates. As of February 28, 2017, 82% of Lindblad’s expected guest ticket revenues for 2017 have been booked.

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

Lindblad Expeditions, Ships and Voyages

Itineraries

Currently we operate a fleet of six vessels owned through our subsidiaries and five chartered ships to provide our signature marine-based adventures to over 40 destinations on five continents of the world. We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels in the Galápagos, providing week-long itineraries throughout the year. We operate two polar vessels that serve in Antarctica during the northern hemisphere winter, in the Arctic during the summer and various destinations during the intermediate months, offering itineraries that last from five to 24 days. We also operate two ships in Alaska during the summer months that travel south along the U.S. coastline to the Sea of Cortez and to Costa Rica and Panama for the winter. In addition, we charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cuba, Cambodia, and Vietnam.

We place a strong focus on innovation, which we seek to achieve by introducing new expedition options and continuously making improvements to our fleet and voyage experiences as new technology or operating procedures are developed. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 18 to 24 months in advance. We operated at above 90.0% occupancy rate for the three years ended December 31, 2016, 2015 and 2014, indicating strong consumer interest in our offerings. Adding new capacity will allow us to expand our inventory of existing itineraries and expand into new markets and destinations. The following table presents summary information concerning the ships we currently operate and their geographic areas of operation based on 2016 itineraries:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag

National Geographic Endeavour II	2005, renovated in 2016	95	50	Galápagos	Ecuador
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Europe, British Isles, Canada, Patagonia, South America and Transatlantic	Bahamas
National Geographic Islander	1995	47	24	Galápagos	Ecuador

National Geographic Orion	2003	102	53	Antarctica, Europe, South America and Arctic	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Costa Rica, Panama, Baja California and Pacific Northwest	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru

Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK

Panorama II*	2004	42	22	Cuba	Greece

Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

*	Chartered Vessel.

The following table presents summary information concerning the two new passenger cruise vessels under construction with expected launch to be in June of 2017 and 2018, respectively:

Vessel Name	Expected Launch Date	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Quest	June 2017	100	50	West Coast North America and Central America	U.S.A
National Geographic Venture	June 2018	100	50	West Coast North America and Central America	U.S.A.

Owned Vessels

National Geographic Endeavour II operates in the Galápagos. The Endeavour II joined the fleet in the second quarter of 2016 and, following a significant renovation, deployed during the fourth quarter of 2016. The Endeavour II accommodates 95 guests in 50 cabins and offers public areas designed for maximum viewing of nature and wildlife.

National Geographic Explorer, our flagship vessel, joined the fleet in 2008 as our ultimate expedition ship. The Explorer is equipped with an ice-strengthened hull, advanced navigation equipment for polar expeditions and a well-appointed interior with multiple interior and exterior locations specifically designed for observing wildlife and the natural environment. Accordingly, the Explorer is equipped to visit some of the most remote and extreme areas on the planet. The Explorer accommodates 148 guests in 81 cabins, including 13 cabins with private balconies and six suites. The Explorer is spacious and modern, with a variety of public areas that offer views of the passing landscape, including a window-lined library and observation lounge located at the top of the ship, several observation decks and a forward-facing chart room.

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

National Geographic Orion joined the fleet in 2013. The Orion is a blue water, ice class vessel, equipped with advanced technology, including large retractable stabilizers, sonar, radar and an ice-strengthened hull. A shallow draft as well as bow and stern thrusters allow for maneuvering close to shore. The Orion accommodates 102 guests in 53 cabins, including several with balconies and a variety of public spaces that offer panoramic views of the passing landscape. The public rooms include a window-lined main lounge, as well as an observation lounge and library at the top of the ship, with numerous observation decks.

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

Chartered Vessels

Delfin II is a riverboat recently built to explore the Peruvian Amazon. Delfin II accommodates 28 guests in 10 suites and four master suites. The entire third deck is open-air, offering a view of the river and the rainforest. The ship is purpose built to serve the waterways of the Amazon and the ship is decorated with handicrafts from the ribereños, indigenous people of the native wildlife preserves.

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

Lord of the Glens is specifically sized to be able to sail through the Caledonian Canal in Scotland, which connects the North Sea to the Atlantic, and can navigate the coastline and venture to the islands of the Inner Hebrides. Lord of the Glens accommodates 48 guests in 26 outside cabins.

Panorama II is a two-masted sailing yacht for exploring Cuba and accommodates 42 guests in 22 cabins. Panorama II has two decks, which are semi-covered or sun-exposed, a library area and facilities for films, slide shows and presentations.

Sea Cloud offers the experience of sailing aboard a fully-rigged ship in the Caribbean and Mediterranean and accommodates 58 guests in 28 outside cabins, including two original owner’s suites that still feature original marble baths and fireplaces. Sea Cloud has extensive public spaces on the top deck, a dining room that can accommodate all guests at once for single seating and a lounge.

Ship Repair and Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our expedition ships is taken out of service for a scheduled deeper maintenance period to conduct repairs and improvements. We maintain our fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled maintenance, periodic inspections, drydocking, wetdocking, and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks. Drydock interval and required inspections are statutory requirements controlled under chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and Classification Society instructions. Under these regulations, passenger ships must be inspected in drydock twice in five years, with the maximum duration between each drydock inspection not to exceed three years, and an underwater hull inspection is required annually. To the extent practical, each ship’s crew, and hotel staff remain with the ship during docking periods and assist in performing repair and maintenance work. We do not earn revenue while ships are in dock. Accordingly, dockings are typically planned during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service.

Guest Activities and Services

We provide our guests the opportunity and the tools to be active and engaged explorers.

Our vessels carry a variety of equipment for exploration which, depending on the ship and destination, may include Zodiacs for water-level activities and quick transfers to shore, kayaks for personal exploration, motorized skiffs, an underwater camera, a remotely operated vehicle, a video microscope to study some of the smallest organisms of the marine ecosystem, a crow’s nest camera atop a ship’s mast, hydrophones for listening to vocalizations of marine mammals, snorkeling gear, scuba gear, and wetsuits. An experienced and knowledgeable expedition staff leads guests in exploration while zodiac riding, hiking onshore, paddling on the water or observing wildlife from ashore or onboard the ship. All voyages feature a certified photo instructor onboard and many include photographers from National Geographic.

Our ships allow guests to be close to wild nature, but at the same time, enjoy a high level of comfort, convenience and safety. High quality dining is an integral part of our expedition experience with influences and flavors that reflect the regions being explored, along with traditional fare. Food prepared aboard is sourced locally whenever practicable from sustainable providers. Seating is open and the atmosphere is relaxed. Our ships offer a range of services and amenities which allow our guests to travel in comfort. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, a pool, 24-hour beverage service, internet connection, laundry facilities, and a doctor on call.

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

Strategic Alliance with National Geographic

We benefit from a strategic alliance with National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in exploration, research, technology, and conservation. Since 1888, National Geographic has enabled people to explore the world through its magazines and, more recently, its television programs, website and social media. It is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches more than 600 million people a month through a wide range of media, including print, TV and digital. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print, and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic sales channel represents approximately 27% of our guest ticket revenues for the year ended December 31, 2016. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s naturalists and photographers.

Through this alliance, we collaborate with National Geographic on exploration, research, technology, and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in an Alliance and License Agreement and a Tour Operator Agreement that have terms until December 31, 2025.

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

Competitive Strengths

Our management team believes the following characteristics of our business model will enable us to successfully execute our strategy:

Expertise and Name Recognition

Our leadership and expertise today is built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, the founder, President and Chief Executive Officer of the Company, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world.

Under Mr. Lindblad’s leadership, we have led innovation in the expedition adventure travel industry. We pioneered expeditions in the High Arctic and Baja California’s Sea of Cortez and created what we view as the most innovative and in-depth expedition program in Alaska. We initiated the use of kayaks for active exploration in the Polar Regions and in the Galápagos, a feature which is now available on all of our owned vessels to enable personal, water-level encounters with nature. We were also one of the first to develop an undersea exploration program as part of a small ship expedition utilizing state-of-the-art equipment and technology.

As a pioneer in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we have earned are as follows:

●	In 2016 and 2015, Conde Nast Traveler rated us as one of the Top Small Ship Cruise Lines. We have also been named to the Travel + Leisure World’s Best List for Small-Ship Cruise Lines seven times since 2008.
●	2016 Celebrated Living Magazines, Platinum List Awards: Best Boutique Cruises.
●	2016 Virtuoso Best VAST Partner Award
●	2016 Town & Country Cruise Awards: Best for Families, Expedition Cruises
●	2016 World Tourism Award
●	2016 Recommend Readers’ Choice Awards: Best Expedition Cruise Line.
●	2016 Cruise Critic U.S. Editors’ Picks Awards: Best for Adventure.
●	In 2015, we were awarded the Legacy in Travel Philanthropy Award by Tourism Cares, the charitable arm of the travel and tourism industry, recognizing our longstanding commitment to environmental conservation.
●	We were also named the 2015 World’s Leading Green Cruise Line by the World Travel Awards.

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

Strong Financial Profile

Our business model allows us to generate consistent free cash flow with high revenue visibility. Our guests plan and book their expeditions on average nine months in advance, with a deposit due upon booking, providing us insight into future revenue and a source of cash flow. Based on our product offerings, we are able to support premium pricing with minimal discounting, and benefit from low requirements for maintenance capital expenditures, minimal working capital needs and favorable tax attributes.

We also have a strong cash position, providing us with ample financial flexibility to pursue growth opportunities through investment in new vessels, new charters, tactical land-based products or potential acquisitions of ships or other operators, while still maintaining a prudent capital structure.

Significant Growth Opportunities

We believe affluent Americans view their retirement as “a time to travel and explore new places,” favoring travel experiences such as expedition cruising. This has led to strong growth in the specialty cruise segment and we believe these trends will continue. We plan to expand the number of ships in our fleet, including chartered vessels, from 11 current vessels to 13 vessels over the next two years, which includes two new coastal vessels currently under construction with expected deliveries on target for the second quarter of 2017 and 2018, respectively. Additionally, we believe that our platform is well positioned to opportunistically seek accretive purchases of operators that lack scale and capital, further extending our growth prospects.

Natural Habitat, Inc.

On May 4, 2016, we acquired an 80.1% ownership interest in Natural Habitat, an adventure travel, land-based, ecotourism company located in Colorado. Natural Habitat offers over seventy-five different itineraries in more than thirty-five countries spanning six continents. Natural Habitat focuses on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include African safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada and many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. The smallest expeditions average between eight to nine guests with itineraries running from six to twenty-five days, with an average of ten days.

Natural Habitat has been partnered with World Wildlife Fund (“WWF”), since 2003 to promote conservation travel, sustainable travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name and logo in return for a royalty fee, through 2023.

Experienced Management Team

We are led by a management team comprised of individuals drawing on a diverse knowledge base and skill sets acquired through extensive experience in expedition cruising and adventure travel. Mr. Lindblad, our founder, President and Chief Executive Officer, who has decades of experience in the sector, built the Company up to our current fleet of six owned and five chartered vessels while carefully establishing the values and brand for which we are now known. Ian T. Rogers, our Chief Operating Officer, joined us in 2009 and has over 25 years of hospitality and cruise experience. Craig Felenstein, our Chief Financial Officer, joined us in 2016 and brings a long history of leadership positions in a wide range of public companies. In addition, Philip Auerbach our Chief Commercial Officer, joined the Company in 2016 from a leading entertainment and hospitality company where he served as Senior Vice President and regional Chief Marketing Officer. Our Chief Expedition Officer, Dean (Trey) Byus III, joined the Company in 1993 as an expedition leader and has held various senior level positions with the Company. Trey has served as Chief Expedition Officer since 2009.

Competition

We compete with a number of cruise lines with competition varying by destination. The market is fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Silversea Expeditions, Compagnie du Ponant, Hurtigruten, and Un-Cruise Adventures. For our land-based expeditions, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Overseas Adventure Travel and GeoEx. We also compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for guests’ leisure time. Demand for such activities is influenced by political and general economic conditions. Companies within the vacation market are dependent on consumer discretionary spending.

Our principal competitive strengths, particularly our established reputation, experienced management team, product offerings, and associations with National Geographic and WWF, provide us with a competitive advantage in the specialty expedition segment of the market.

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

Industry and Market

We believe the specialty and small ship cruising segment of the cruise industry demonstrates the following positive fundamentals:

Strong Growth in Specialty and Small Ship Cruising Segment

The specialty and small ship cruising segment of the cruise industry is characterized by the smallest vessel size, unique itineraries, active adventures, gourmet culinary programs, highly personalized service, and a more inclusive offering. These exclusive attributes, combined with limited supply growth and a growing worldwide target population, provide specialty and small ship cruising operators with significant pricing leverage as compared to the other segments of the cruise industry.

The specialty cruise segment has demonstrated strong growth as consumers increasingly prefer experiences over other forms of discretionary spending. According to Cruise Lines International Association (“CLIA”), specialty cruises grew by 21% annually from 2009 to 2014. In a December 2016 survey of CLIA-member travel agents, 75% expected increased bookings in 2017 from the prior year, with 33% of the agents anticipating growth of 10% or greater. Despite this consistent growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families, but affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. We believe that our small ship expedition offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. Based on the U.S. Census Bureau’s 2015 National Projections, the age group of 50 years and older numbered approximately 111 million individuals in 2015, or approximately 35% of the U.S. population, and is expected to grow to approximately 120 million in 2020, an increase of approximately 8%. In comparison, over the same time period the age group of 19 years and younger is projected to increase by approximately 1% and the age group of 20 years to 49 years is projected to increase by approximately 3%.

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

We believe that our guests do not want to be passive tourists, so our expeditions foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. This could include an opportunity for the guest to watch a killer whale circling a seal on an ice flow, while standing next to a marine biologist and an experienced nature photographer from National Geographic. This intense focus on seeking to elevate the overall experience and engaging with guests has resulted in highly favorable customer feedback. We believe that by consistently delivering exceptional experiences to our guests, we have built a highly valuable and trusted brand in the expedition cruising and land-based expedition market, which attracts a growing number of customers, and discerning and affluent guests who are prepared to pay a premium for our offerings.

High Visibility and Differentiated Revenue Management Strategy

Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial notice, we begin to market our voyages approximately 12 to 24 months in advance of the departure date, depending on the destination. Guests book their trips, on average, nine months prior to sail date, paying a deposit at booking and the final payment 60 to 120 days within the date of travel, dependent upon selected voyage. As of February 28, 2017, 82% of our expected guest ticket revenues for 2017 have been booked.

Unlike the large cruise line operators that serve the broader market, our product offering is inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility of future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in driving participation through discounting and do not generally pursue such strategies. Instead, we focus on voyage enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is industry convention to base 100% occupancy on two persons per cabin, we may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market. However, the occupancy statistics nevertheless reflect appropriately that we are operating close to full occupancy. We have achieved strong occupancy rates for the Lindblad segment in the last three years (based on two persons per cabin), maintaining above 90.0% occupancy rate for the years-ended December 31, 2016, 2015 and 2014.

Maximize and Grow Net Yields

We have historically achieved high net yields and continue to see opportunities for growth. Net yield is a frequently referenced metric used in the cruise industry and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yields are driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance, and onboard spend, including spa services and alcoholic beverages. Our net yields were $976, $971 and $950 in 2016, 2015 and 2014, respectively. Furthermore, our net yield in 2016 was significantly higher than the large scale cruise line operators. We expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts, particularly of pre- and post-voyage extensions on which we have not historically placed significant emphasis.

Elevate Brand Awareness and Loyalty

Our brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and long-standing strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat guests. In 2016, 38% of guests booked through our U.S. office were past guests. We have closely aligned our marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”). In the past, we have organized high level meetings in the Arctic, Antarctic, Galápagos, and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality overseas adventure vacation experiences.

Disciplined Expansion

We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or small operators. We currently have two new coastal vessels under construction for delivery in 2017 and 2018, respectively. We believe that we have ample capital and financial flexibility to fund this investment and management considers it to be an important step to meet increasing demand for our offerings.

Operations

Sales and Marketing

We place a strong emphasis on identifying the needs of our guests and creating expedition opportunities and products that guests’ value. We use communication strategies and marketing campaigns designed to strengthen brand awareness and to emphasize the distinctive qualities of each expedition we offer. Marketing strategies include the use of traditional media, social media, brand websites, and travel agencies.

We source our business through a combination of direct selling, travel agency networks and our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, our focus has been to primarily source guests for our expeditions from the United States. Expedition cruise guests sourced from the U.S. represented approximately 89%, 85% and 80% of our total global expedition cruise guests’ ticket revenue in 2016, 2015 and 2014, respectively.

Our largest channel for guest bookings is direct contact, either by guests calling our toll-free number (1-800-EXPEDITION) and speaking with our expedition specialists, or requesting a reservation online at our website, expeditions.com. The direct channel represented nearly 39%, 43% and 49% of guest ticket revenues for 2016, 2015 and 2014, respectively.

We also generate significant bookings from travel agents and wholesalers, representing approximately 27% for the year ended 2016 and 28% for the years ended 2015 and 2014. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express, and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print, and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 27%, 24% and 20% of guest ticket revenues for 2016, 2015 and 2014, respectively.

The remainder of our bookings, 7%, 5% and 3% of guest ticket revenues for 2016, 2015 and 2014, respectively, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels, with direct mail being the largest segment of our marketing expenditures. Our detailed brochures present our expedition offerings comprehensively, providing guests with all the information needed to make an informed travel decision. We also execute direct mail campaigns with the primary purpose of generating qualified leads, upon which we will fulfill requests with the appropriate product brochure and/or digital media. We also promote our expeditions across a variety of print media, primarily magazines targeting affluent travelers, as well as nature and photography enthusiasts.

Our website, www.expeditions.com, is supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos, and video display with simple, straightforward navigation. We also send weekly mobile-optimized emails to our database of opt-in email subscribers, which link back to key areas on expeditions.com. In addition, we routinely offer webinars to offer greater insights into our expeditions, hosted by members of the expedition teams with intimate knowledge of the geographies featured.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic: Facebook, Instagram, Twitter, and YouTube. In addition, we routinely feed content to National Geographic’s social media platforms, which extend the reach of our brand significantly.

Our marketing team encompasses broad and diverse skill sets including product and channel marketing, digital marketing, database marketing, copywriting and creative, video production, and research and analytics.

Expedition Cruise Pricing

Our voyage prices typically include accommodations and all expedition activities and meals, other than items of a personal nature, such as alcohol, airfare to and from an expedition, spa treatments, and certain other specialized events or activities. Prices vary depending on many factors, including the vessel, the destinations on a particular voyage, number of guest berths available, expedition length, cabin category selected, and time of year during which the expedition takes place. Payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to departure.

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

Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation

We seek to inspire people to explore and care about the planet. One of our governing principles is to positively impact the areas we explore and in which we work. To this end, we, along with National Geographic, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to protect the last wild places in the ocean, support innovative local projects and facilitate conservation, research, educational, and community development projects in the places we explore. Together with our guests, we have raised more than $12.7 million since 1997, along with the 500,000 common shares contributed by the founders of Capitol Acquisition Corp. II in connection with the merger with Lindblad Expeditions, Inc., to support the regions that we visit. Since we and National Geographic together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. In 2016, nine key areas were supported with an aggregate amount of $1.5 million. The majority of funds were donated by guests traveling aboard our fleet; National Geographic also contributed 10% of royalty payments we made to National Geographic. In some instances, matching funds have been negotiated with third parties. The LEX-NG Fund is managed jointly by one of our staff members and a National Geographic staff member, and the Board is currently comprised of four members, including Sven-Olof Lindblad, the founder, President and Chief Executive Officer of Lindblad Expeditions Holdings, Inc., and Terry Garcia, Chief Science and Exploration Officer of National Geographic Society.

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

Seasonality

Our tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours.

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

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This coverage includes coverage for physical damage to the ship, which is not covered under the hull policies, as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks, as well as business interruption insurance for our owned ships based on the evaluation of the financial exposure per vessel for profitability. In addition, we maintain workers compensation, directors and officers’ liability and other insurance coverage.

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

Our ships are also subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), which applies to ships that operate in U.S. ports. In order to satisfy these security requirements, we implement security measures, conduct vessel security assessments and develop security plans. The security plans for all of the ships have been submitted to, and approved by, the respective countries of registry for compliance with the ISPS Code and the MTSA.

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

The ships are subject to the International Maritime Organization’s regulations under the International Convention for the Prevention of Pollution from Ships (the “MARPOL Regulations”), which includes requirements designed to minimize pollution by oil, sewage, garbage, and air emissions. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships.

The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide and also establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2014, there were four established ECAs: the Baltic Sea, the North Sea/English Channel, certain of the waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands. Currently, ships operating in ECAs are required to operate on fuel with a sulfur content of not more than 0.1% m/m (mass by mass). Ships operating elsewhere are subject to a limit of 3.5%, which is expected to be reduced to not more than 0.50% m/m on and after January 1, 2020 (or January 1, 2025 if the International Maritime Organization elects to defer the new cap of sulfur content following a review of the availability of low sulfur fuel for use by ships).

In July 2011, MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (“EEDI”) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations apply to new vessels commissioned after January 1, 2013. In June 2013, the European Commission proposed legislation which would require cruise ship operators using ports in the European Union to monitor and report on the vessels’ annual carbon dioxide emissions starting in 2018.

The Jones Act

As U.S. flag vessels, the National Geographic Sea Bird and the National Geographic Sea Lion are subject to the U.S. laws relating to the transport of passengers and cargo between U.S. ports in the U.S. coastwise trade. Our two newbuild coastal vessels, the National Geographic Quest and National Geographic Venture, currently under construction, will also be U.S. flagged.

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

Consumer Financial Responsibility Regulations

U.S. law requires the operators of passenger vessels embarking passengers at U.S. ports to be certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our operation of the National Geographic Sea Bird, National Geographic Sea Lion and National Geographic Quest through an escrow account for passenger deposits and through our liability insurers.

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

Regulations Regarding Protection of Disabled Persons

As our U.S. flag vessels, the National Geographic Sea Bird and the National Geographic Sea Lion, are subject to the Americans with Disabilities Act (ADA), which creates affirmative requirements intended to facilitate access by disabled persons. The ADA requires that our U.S. flagged vessels make “reasonable accommodation” in their policies, practices, and procedures to facilitate the carriage of passengers with disabilities.

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

Employees

As of December 31, 2016, we had approximately 470 employees, including 273 shipboard employees, 195 full-time employees and two part-time employees in our shoreside operations.

Corporate Information and History

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

Our corporate headquarters are located at 96 Morton Street, 9th Floor, New York, New York 10014. Our telephone number is (212) 261-9000. Our Internet website address is www.expeditions.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained on our website to be a part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K and the other public statements we make.

Risks Related to Our Business and Operations

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel and adversely impact our operating results, cash flows and financial condition, including potentially impairing the value of our fleet, goodwill and other assets.

The demand for travel experiences, including expedition cruises and land-based travel may be affected by international, national and local economic and geopolitical conditions. In particular, challenging global economic conditions that adversely affect discretionary income and consumer confidence may, in turn, result in expedition booking slowdowns, decreased expedition prices and lower onboard revenues for the expedition and cruise industries as compared to more robust economic times. In addition, any significant deterioration of global economic conditions could result in a prolonged period of booking slowdowns, depressed expedition prices and reduced onboard revenues. Demand for our expedition cruises and land-based trips may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, can undermine consumer demand and/or pricing for expeditions in areas affected by such conditions.

Incidents or adverse publicity concerning the cruise vacation industry, the expedition travel industry, or the travel industry in general, weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.

The operation of cruise ships, airplanes, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents, including oil spills, and other incidents which may bring into question safety, health, security and vacation satisfaction, could negatively impact our reputation. Incidents involving cruise ships, and, in particular the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry, have impacted and could in the future impact demand for our expedition cruises and pricing in the industry. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in the case of incidents involving our fleet, potential litigation.

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

We depend on shipyards to construct, repair, maintain and revitalize our ships on a timely basis and to ensure they remain in good working order. The sophisticated nature of building, repairing and revitalizing a ship involves risks. Delays in ship construction, repair or revitalization or mechanical faults have in the past and may in the future result in delays or cancellation of expeditions or necessitate unscheduled drydocks and repairs of ships. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in drydock for an extended period for repairs. Any such unscheduled drydockings, interruptions or disruptions in service of any of our vessels resulting from weather conditions, natural disasters, mechanical failures or otherwise could have a material adverse effect on our business, results of operations and financial condition. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels) could harm us.

Building new vessels is subject to risks of delay (including the failure to timely deliver new vessels to customers) or cost overruns caused by one or more of the following:

●	unforeseen engineering or construction problems;

●	changes to design specifications;

●	delays or unanticipated shortages with respect to necessary materials, equipment or skilled labor;

●	inability to obtain the requisite permits, approvals or certifications from governmental authorities and the applicable classification society upon completion of work;

●	financial difficulties of the shipyard building a vessel, including bankruptcy;

●	lack of shipyard availability;

●	work stoppages; and

●	weather interference.

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

We will make substantial capital expenditures to increase the size of our fleet. We intend to expand our fleet by constructing new vessels or acquiring existing vessels from other parties. We generally will be required to make installment payments on any new shipbuild prior to their delivery in the future. Accordingly, we may be required to expend a significant amount of money to acquire or build a vessel for delivery well in the future.

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

Events such as terrorist and pirate attacks, war, and other hostilities and the resulting political instability, travel restrictions, the spread of contagious diseases, such as the Zika virus, and concerns over safety, health and security aspects of traveling or the fear of any of the foregoing have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and expedition cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators, who provide other leisure options, including hotels, resorts and package holidays and tours.

We face significant competition from other vacation operators and cruise companies on the basis of pricing, destination, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination and is fragmented and primarily comprised of private operators.

In the event that we do not differentiate our offerings or otherwise do not compete effectively with other vacation operators and cruise companies, our results of operations and financial position could be adversely affected.

Conducting business globally may result in increased costs and other risks.

We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

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

Our efforts to expand our business into new markets may not be successful.

While our historical focus has been to serve guests from the North American expedition cruise market, we are expanding our focus to include other global markets. Expansion into new markets requires significant levels of investment. There can be no assurance that any new markets will develop as anticipated or that we will have success in any new markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

If our redeployment of vessels to a new market with new itineraries is not successful, our business and operating results may be adversely affected.

We cannot predict whether new expeditions and new itineraries offered by any vessels redeployed will attract a number of guests comparable to previous expeditions. If redeployments and new expeditions do not attract as many guests as past expeditions or if there is a delay in finalizing or marketing the new itineraries, our business and operating results may be adversely affected.

Failure to develop the value of our brand and differentiate our products could adversely affect our results of operations.

Our success depends on the strength and continued development of our expedition brand and on the effectiveness of our brand strategies. Failure to protect and differentiate our brand from competitors throughout the vacation market could adversely affect our results of operations. We have a co-branding strategy with National Geographic, which is memorialized through an Alliance and License Agreement. Failure to maintain our relationship with National Geographic as a result of a breach of the Alliance and License Agreement, a termination event caused by a change of control in which Sven-Olof Lindblad or his designated successor ceases to hold a senior management role with the company, a termination due to our failure to achieve specified year over year revenue growth percentage requirements, a failure to meet the conditions necessary to extend the relationship through 2025, or otherwise could adversely affect our results of operations.

We have an on-going partnership with National Geographic. Termination or alterations in this relationship may have an adverse effect on our business.

National Geographic is one of the largest non-profit scientific and educational institutions in the world. Its interests include geography, archaeology and natural science, the promotion of environmental and historical conservation, and the study of world culture and history. In furtherance of similar interests and goals, we have entered into a Tour Operator Agreement and an Alliance and License Agreement (collectively, the “NG Agreements”) with National Geographic.

Pursuant to the NG Agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes and we and our guests have access to National Geographic photographers, naturalists and other experts. If the NG Agreements are terminated or the terms of the NG Agreements are modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations may be materially adversely affected.

We have a relationship with World Wildlife Fund (“WWF”) through our Natural Habitat subsidiary. Termination or alterations in this relationship may have an adverse effect on our Natural Habitat business.

WWF is a leading conservation organization whose mission is to conserve nature and reduce the most pressing threats to the diversity of life on Earth. Natural Habitat partners with WWF to offer conservation travel, sustainable travel that directly protects nature through a license agreement that allows Natural Habitat to use the WWF name and logo in return for a royalty fee, through 2023.

If Natural Habitat’s license agreement with World Wildlife Fund was terminated or the terms of the agreement were modified in any material respect, our results of operations for the Natural Habitat segment may be materially adversely affected.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

Any circumstance or event which leads to a decrease in consumer cruise and land-based travel spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry, or the travel industry, could negatively affect our operating cash flows.

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

On March 7, 2016, we entered into a second amended and restated agreement with Credit Suisse A.G. (“Credit Suisse”) as Administrative Agent and Collateral Agent, amending our existing senior secured credit facility with Credit Suisse. The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio of 4.50 to 1.00, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. The Restated Credit Agreement is secured by substantially all of our assets.

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

The United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions that could increase our cost for fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. Some environmental groups, in particular, have also lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. An increase in fuel prices not only impacts our fuel costs, but also some of our other expenses, such as crew travel, freight, air travel, and commodity prices.

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

Price increases for commercial airline service for our guests or major changes or reductions in commercial airline service and/or availability could increase our operating expenses and adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.

Most of our guests depend on scheduled commercial airline services to transport them to or from the ports where our expeditions embark or disembark passengers. Increases in the price of airfare would increase the overall price of the expedition vacation to our guests, which may adversely impact demand for our expeditions. In addition, changes in the availability of commercial airline services could adversely affect our guests’ ability to obtain air transport, which could adversely affect our results of operations.

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

Our principal executive office is located in New York, New York, our principal shoreside operations are located in Seattle, Washington. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the Euro, the Canadian Dollar, the Australian Dollar, the Swedish Krona, and the British Pound. In 2016, 2015 and 2014, we derived approximately 11%, 15%, and 19%, respectively, of our guest ticket revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, net income and the value of balance sheet items denominated in foreign currencies. We use limited financial instruments to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship maintenance contracts and may in the future have ship construction contracts which are denominated in currencies other than the U.S. Dollar. We may in the future enter into, forward contracts and collar options to manage a portion of the currency risk associated with these contracts, we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the skills and contributions of key executives (including Sven-Olof Lindblad, in particular) and other employees, and on our ability to recruit and retain high quality personnel. Our management team is comprised of individuals with a diverse knowledge base and skill sets acquired through extensive experience in expedition cruising, adventure travel, and hospitality. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. A loss of key executives or other key employees or disruptions among our personnel could adversely affect our results of operations.

We rely on third-party providers of various services integral to the operation of our businesses. These third parties may act in ways that could harm our business.

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses. We are subject to the risk that certain decisions are subject to the control of third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us.

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

Our business continues to demand the use of sophisticated technology and systems, such as reservations and reporting systems. These technologies and systems must be refined, updated, and/or replaced with more advanced systems in order to continue to meet our guests’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

We believe that our expedition itineraries are a major reason why guests choose our expedition cruises over competing cruises and vacation options. However, our ability to follow our planned itinerary for any expedition cruise may be affected by a number of factors, including security concerns, adverse weather conditions and natural disasters, local government regulations and restrictions, and other restrictions on access, including access to protected or preserved areas.

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

In addition, our expedition voyages in Cuba are currently allowed under a general license from the Office of Foreign Assets Control of the United States Department of Treasury authorizing the organization and implementation of people-to-people trips to Cuba. Any change in regulations or limitations with respect to the general license, or a change in law or regulation by the Cuban government, could limit our ability to conduct our voyages in Cuba, which may result in losses in revenue.

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and/or damage our reputation.

Our business is subject to various United States and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents, partners, or expedition representatives could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

In addition, as a result of any ship-related or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties, including us and/or our subsidiaries. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

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

Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization conventions and regulations and the International Convention for the Safety of Life at Sea, which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the nationality of a vessel’s crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations or the addition of new equipment for our vessels.

An inability to obtain adequate insurance coverage could adversely affect our business, financial condition and results of operations.

While we maintain comprehensive insurance and believe that our current coverage is at appropriate levels, there can be no assurance that all of our risks are fully insured against or that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. If we were to sustain significant losses in the future, our ability to obtain insurance coverage at all or at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

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

Risks Related to Our Securities

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

As of March 2, 2017, we had issued and outstanding warrants to purchase 10,673,015 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 1415 Western Avenue, Seattle, Washington, consisting of approximately 7,200 square feet. We also lease our Natural Habitat office in Louisville, Colorado, a media studio in Burlington, Vermont and an office in Sydney, Australia. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expedition Ships and Voyages.”

Item 3.	Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgement based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively. The following table sets forth the high and low sales prices for our common stock and warrants as reported by the NASDAQ Capital Market for the two most recent years by quarter:

	Common Stock		Warrants
Period	High	Low	High	Low
Fiscal 2016:
Fourth Quarter	$10.08	$7.75	$2.55	$1.63
Third Quarter	$10.08	$8.51	$2.46	$1.55
Second Quarter	$10.70	$8.69	$2.60	$1.50
First Quarter	$11.40	$9.24	$3.00	$2.21

Fiscal 2015:
Fourth Quarter	$11.33	$9.32	$3.30	$1.60
Third Quarter	$11.03	$8.70	$2.48	$0.80
Second Quarter	$12.00	$10.20	$2.71	$1.05
First Quarter	$10.20	$8.91	$1.10	$0.26

Holders

As of March 2, 2017, there were twelve record holders of our common stock, eight record holders of our warrants and one hundred forty-two record holders of our restricted shares. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings, if any, for use in our business operations and for purchases of our common stock and warrants, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2016.

Repurchases of Securities

On November 2, 2016, our Board of Directors approved a $15.0 million increase to the original $20.0 million Repurchase Plan, announced in November 2015, for a total of $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time.

The following table represents information with respect to purchases by us of our common stock and warrants during the quarter ended December 31, 2016:

Period	Total number of warrants purchased	Average price paid per warrant	Total number of warrants purchased as part of publicly announced plans or programs	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
October 1-31, 2016	-	$-	-	24,093,698
November 1-30, 2016	355,151	2.24	355,151	23,299,826
December 1-31, 2016	499,399	2.26	499,399	22,171,184
Total warrants 2016	854,550	$2.25	854,550

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Balance from above
October 1-31, 2016	-	$-	-	22,171,184
November 1-30, 2016	156,469	9.59	156,469	20,671,192
December 1-31, 2016	152,249	9.85	152,249	19,171,194
Total shares 2016	308,718	$9.72	308,718

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from July 3, 2013 (the date our warrants and common stock commenced separate trading on the NASDAQ Capital Market) to December 31, 2016 with the performance of the Standard & Poor's 500 Composite Stock Index and formerly the S&P Leisure Time Select Industry Index replaced by the FTSE 100 Index. We replaced the S&P Leisure Time Select Industry Index, due to the discontinuation of the Index by Standard & Poor. The graph assumes an initial investment of $100 on July 3, 2013 and reinvestment of dividends. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

30

	07/03/13	12/31/13	12/31/14	12/31/15	12/31/16
LIND	$100.00	$100.42	$103.13	$115.97	$98.64
S&P 500	100.00	114.42	127.45	126.53	138.89
FTSE 100 Index	100.00	108.33	105.40	100.20	114.65

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Form 10-K.

	For the Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012

Income Statement Data:
Tour revenues	$242,346	$209,985	$198,459	$192,237	$153,981
Operating income	$13,981	$15,502	$30,420	$23,522	$16,036
Net income	$5,059	$19,742	$22,245	$14,844	$5,170

Per Share Data:
Earnings per share:
Basic	$0.11	$0.44	$0.44	$0.29	$0.10
Diluted	$0.10	$0.43	$0.44	$0.29	$0.10
Weighted average shares outstanding, basic	45,649,971	44,917,829	50,878,894	51,106,436	51,106,436
Weighted average shares outstanding, diluted	46,456,921	45,575,387	50,878,894	51,106,436	51,106,436

	As of December 31,
	2016	2015	2014	2013	2012
					(unaudited)
Balance Sheet Data:
Total assets	$407,701	$381,613	$245,925	$207,028	$210,366
Long-term debt	$165,878	$164,443	$56,690	$59,935	$63,268
Total liabilities	$288,722	$267,692	$178,358	$151,455	$157,203
Total shareholders' equity	$113,809	$113,921	$67,567	$55,573	$53,163

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently operate a fleet of six owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a strategic business alliance with the National Geographic Society (“National Geographic”) founded on a shared interest in exploration, research, technology, and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining, and other experiences throughout their voyage.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the downward pressure on fuel prices has become evident in all areas of the world in which we operate. Fuel costs represented 3.4%, 4.3% and 5.9% of our Lindblad segment tour revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing or departure date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from them is used interchangeably with cash on hand from other cash from operations. As a result of the proceeds from the Restated Credit Facility and the merger in July 2015, we had net working capital surpluses of $47.1 million and $130.0 million as of December 31, 2016 and 2015, respectively.

In December 2015, we began construction of two new coastal vessels at a purchase price of $48.0 million and $46.8 million, respectively. The first vessel, which has been named the National Geographic Quest, is expected to be delivered in the second quarter of 2017 and will sail in Alaska and British Columbia during the summer of 2017. The second newbuild vessel, which has been named the National Geographic Venture is expected to be delivered in the second quarter of 2018. These 236-foot vessels are expected to have capacity of approximately 100 guests each and management considers this investment to be an important step to meet increasing demand for our offerings. The newbuild process exposes us to certain risks typically associated with new ship construction, which we have managed through detailed planning and close monitoring by our internal marine team.

On March 7, 2016, we entered into a Restated Credit Agreement with Credit Suisse, amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our Company’s existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit subfacility. Our obligations under the Restated Credit Facility are secured by substantially all our assets. See Note 7 – Long-Term Debt to the consolidated financial statements for additional information regarding the Restated Credit Agreement.

On May 4, 2016, we expanded our land-based offerings by acquiring an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler, who retains a 19.9% noncontrolling interest in Natural Habitat. Examples of Natural Habitat’s expeditions include African safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

In December 2016, we launched the National Geographic Endeavor II, which replaced the National Geographic Endeavor. Endeavor II will operate year-round in the Galápagos Islands. National Geographic Endeavor was fully depreciated and we incurred a $0.8 million loss on disposal of the vessel during the fourth quarter of 2016. In December 2016, we further expanded our travel offerings with new expeditions in Cuba aboard the Panorama II, the fifth chartered vessel in our Lindblad fleet. The vessel is chartered for two years and will operate on a seasonal basis from December through March.

In December 2016, the National Geographic Orion experienced a significant technical issue with its main engine as it was leaving the Antarctic Peninsula on its way back to Ushuaia, Argentina. The ship's Safe Return to Port feature was immediately enabled and the vessel returned to port one day later than its scheduled arrival date without harm to any passengers, crew or the environment. The Orion cancelled a total of five voyages and is scheduled to return to regularly scheduled operations in April 2017. The majority of cancelled guests rebooked for future Company voyages, however, 2016 revenue was impacted by approximately $1.0 million dollars and 2016 operating income by approximately $0.6 million. For 2017, we currently expect the impact on revenue will be between $9.0 and $10.0 million and the impact on operating income will be between $2.0 and $3.0 million.

The discussion and analysis of our financial condition and results of operations are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2016 and 2015 and for the years ended December 31, 2015 and 2014;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax benefit (expense), and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, merger-related expenses, and acquisition-related expenses. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain drivers of the business, such as sales growth and operating costs. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance.

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

Gross Cruise Cost represents the sum of cost of tours plus merger-related expenses, selling and marketing expenses, and general and administrative expenses.

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

Seasonality

Our tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours.

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income, and net income for the years ended December 31, 2016, 2015 and 2014 as shown in the following table:

	For the Years Ended December 31,
(In thousands, except per share data)	2016	2015	Change	%	2014	Change	%
Tour revenues	$242,346	$209,985	$32,361	15%	$198,459	$11,526	6%
Cost of tours	118,977	95,417	23,560	25%	90,002	5,415	6%
Gross profit	123,369	114,568	8,801	8%	108,457	6,111	6%
General and administrative	51,896	38,994	12,902	33%	36,053	2,941	8%
Selling and marketing	39,072	35,083	3,989	11%	30,718	4,365	14%
Merger-related expenses	-	13,344	(13,344)	-100%	-	13,344	NA
Depreciation and amortization	18,420	11,645	6,775	58%	11,266	379	3%
Operating income	13,981	15,502	(1,521)	-10%	30,420	(14,918)	-49%
Net income	$5,059	$19,742	$(14,683)	-74%	$22,245	$(2,503)	-11%
Earnings per share attributable to Lindblad
Basic	$0.11	$0.44	$(0.33)	-75%	$0.44	$-	0%
Diluted	0.10	0.43	(0.33)	-77%	0.44	(0.01)	-2%

Comparison of Years Ended December 31, 2016 and December 31, 2015 - Consolidated

Tour Revenues

Tour revenues increased $32.3 million, or 15%, to $242.3 million in 2016 compared to $210.0 million in 2015. The increase was primarily a result of $34.5 million in added tour revenues from the acquisition of Natural Habitat, offset by a decrease of $2.2 million in other revenue.

Cost of Tours

Total cost of tours increased $23.6 million, or 25%, to $119.0 million in 2016 compared to $95.4 million in 2015. The increase was primarily a result of $22.5 million from the acquisition of Natural Habitat and $1.1 million in increased cost of tours at the Lindblad segment due to increased drydock, and charter expenses, partially offset by fuel expenses.

General and Administrative Expenses

General and administrative expenses increased by $12.9 million, or 33%, to $51.9 million in 2016 compared to $39.0 million in 2015. The increase was primarily a result of $6.3 million in added expenses from the acquisition of Natural Habitat and an increase at the Lindblad segment, resulting from $5.3 million in additional personnel and public company costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $4.0 million, or 11%, to $39.1 million in 2016 compared to $35.1 million in 2015. The increase was primarily a result of $2.7 million in expenses from the acquisition of Natural Habitat and a $1.5 million increase in National Geographic fee amortization.

Merger-Related Expenses

Merger-related expenses for the year ended December 31, 2015 were $13.3 million, and consisted of one-time professional fees associated with the merger transaction that was completed in July 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2016 and 2015 were $18.4 million and $11.7 million, respectively. The $6.7 million increase was primarily related to the accelerated depreciation for the National Geographic Endeavour described in Note 2 – Summary of Significant Accounting Policies.

Other (Expense) Income

Other expenses were $12.1 million in 2016 compared to other income of $1.6 million in 2015. The $13.7 million change was primarily due to the following factors:

●	There was a $0.8 million loss on disposal of National Geographic Endeavour in 2016 compared to the $5.0 million success fee income and the gain on the disposal of assets of $7.5 million in 2015.

●	Interest expense, net, decreased $0.8 million to $10.1 million in 2016 from $10.9 million in 2015. The decrease was primarily related to $1.6 million in capitalized interest in 2016 with no capitalized interest for 2015 and a $1.4 million decrease primarily from the accelerated amortization of deferred finance costs related to the repayment of our senior debt in May 2015 partially offset by $2.2 million in higher interest expense primarily due to higher debt levels from our Restated Credit Facility (See Note 7 – Long-Term Debt); and

●	In 2016, we recorded a $0.7 million loss in foreign currency translation compared to a small loss in 2015.

Comparison of Years Ended December 31, 2015 and December 31, 2014

Tour Revenues

Tour revenues increased $11.5 million, or 6%, to $210.0 million in 2015 compared to $198.5 million in 2014. The change was primarily the result of a $10.3 million increase in guest ticket revenues to $183.8 million in 2015 from $173.5 million in 2014 from additional chartered and owned vessel voyages and an increase in tour prices, offset by a slight decrease in occupancy.

Cost of Tours

Total cost of tours increased $5.4 million, or 6%, to $95.4 million in 2015 compared to $90.0 million in 2014. The increase was primarily due to higher charter costs, land costs and air expense related to additional voyages offered, offset by decreases in fuel and maintenance expenditures for the owned fleet.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million, or 8%, to $39.0 million in 2015 compared to $36.1 million in 2014. The increase was primarily due to a $4.6 million increase in stock options incentive compensation expense and a $1.3 million increase in professional fees for additional staffing changes and executive searches, offset by a $2.9 million decrease in bonus expense.

Selling and Marketing Expenses

Selling and marketing expenses increased $4.4 million, or 14%, to $35.1 million in 2015 compared to $30.7 million in 2014. The increase was due to $3.6 million in higher commission expenses, which relates to a $1.4 million increase in National Geographic fee amortization in connection with the merger and a $2.2 million increase related to increased revenue from additional voyages offered, and $0.5 million in higher expense related to marketing printing and postage.

Merger-Related Expenses

Merger-related expenses in 2015 was $13.3 million and consisted of $8.3 million of one-time professional fees associated with the merger transaction between Lindblad and Capitol and $5.0 million in success fee compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.4 million to $11.7 million in 2015 compared to $11.3 million in 2014 primarily related to capital additions to current vessels.

Other Income (Expense)

Other income was $1.6 million in 2015 compared to other expense of $5.4 million in 2014. The $7.0 million increase was primarily due to the following factors:

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

	For the Years Ended
	December 31,
(In thousands)	2016	2015	Change	%	2014	Change	%

Tour revenues:
Lindblad	$207,836	$209,985	$(2,149)	(1%)	$198,459	$11,526	6%
Natural Habitat	34,510	-	34,510	NA	-	-	NA
Total tour revenues	$242,346	$209,985	$32,361	15%	$198,459	$11,526	6%

Operating income:
Lindblad	$11,794	$15,502	$(3,708)	(24%)	$30,420	$(14,918)	(49%)
Natural Habitat	2,187	-	2,187	NA	-	-	NA
Total operating income	$13,981	$15,502	$(1,521)	(10%)	$30,420	$(14,918)	(49%)

Adjusted EBITDA:
Lindblad	$38,624	$46,801	$(8,177)	(17%)	$44,572	$2,229	5%
Natural Habitat	3,038	-	3,038	NA	-	-	NA
Total adjusted EBITDA	$41,662	$46,801	$(5,139)	(11%)	$44,572	$2,229	5%

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2016 to December 31, 2015 – Lindblad Segment

Tour Revenues

Tour revenues decreased $2.2 million, or 1%, to $207.8 million in 2016 compared to $210.0 million in 2015. The change was primarily the result of a $2.2 million decrease in other tour revenues. Net Yield amounted to $976 in 2016 compared to $971 in 2015. The increase in Net Yield was primarily related to increased tour prices partially offset by lower occupancy and lower other tour revenues.

Operating Income

Operating income decreased $3.7 million, or 24%, to $11.8 million in 2016 compared to $15.5 million in 2015. This decrease was primarily related to $13.8 million higher operating expenses and $2.2 million in lower other tour revenues in 2016, partially offset by the absence of merger-related costs of $13.3 million that occurred in 2015 and $1.1 million in lower cost of tours in 2016. The higher operating expenses for 2016 were primarily related to additional personnel and public company costs and additional 2016 costs related to the accelerated depreciation for the National Geographic Endeavour described in Note 2 – Summary of Significant Accounting Policies.

Comparison of Years Ended December 31, 2015 to December 31, 2014 – Lindblad Segment

Tour Revenues

Tour revenues increased $11.5 million, or 6%, to $210.0 million in 2015 compared to $198.5 million in 2014. The change was primarily the result of a $10.3 million increase in guest ticket revenues to $183.8 million in 2015 from $173.5 million in 2014, mainly from additional chartered and owned vessel voyages and an increase in tour prices, offset by a slight decrease in occupancy. Net Yield amounted to $971 in 2015 compared to $950 in 2014. The increase in Net Yield was primarily related to increased tour prices.

Operating Income

Operating income decreased $14.9 million, or 49%, to $15.5 million in 2015 compared to $30.4 million in 2014. This decrease was primarily related to $13.3 million in merger-related costs.

Results of Operations – Natural Habitat Segment

As a result of the acquisition of Natural Habitat, we began to include the results of operations for Natural Habitat as a separate segment on May 5, 2016. Natural Habitat reported $34.5 million in tour revenues and $2.2 million in operating income for the period beginning May 5, 2016 and ending on December 31, 2016.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

(In thousands)	For the Years Ended December 31,
	2016	2015	2014
Net income	$5,059	$19,742	$22,245
Income tax (benefit) expense	(3,200)	(2,649)	2,800
Interest expense, net	10,146	10,901	5,293
Depreciation and amortization	18,420	11,645	11,266
Loss on foreign currency	720	40	149
Loss (gain) on transfer of assets	83	(7,502)	-
Other expense (income), net	1,173	(5,030)	(67)
Stock-based compensation	5,411	4,913	274
National Geographic fee amortization	2,907	1,397	-
Acquisition-related expenses	943	-	2,612
Merger-related expenses	-	13,344	-
Adjusted EBITDA - Consolidated	$41,662	$46,801	$44,572

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	For the Years Ended December 31,
	2016	2015	2014
Operating income	$11,794	$15,502	$30,420
Depreciation and amortization	17,569	11,645	11,266
Stock-based compensation	5,411	4,913	274
National Geographic fee amortization	2,907	1,397	-
Acquisition-related expenses	943	-	2,612
Merger-related expenses	-	13,344	-
Adjusted EBITDA - Lindblad segment	$38,624	$46,801	$44,572

(In thousands)	For the Period May 5, 2016 to December 31,
	2016	2015	2014
Operating income	$2,187	$-	$-
Depreciation and amortization	851	-	-
Adjusted EBITDA - Natural Habitat segment	$3,038	$-	$-

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests, and Voyages for the Lindblad segment for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Available Guest Nights	181,990	184,366	180,206
Guest Nights Sold	164,423	169,303	167,483
Occupancy	90.3%	91.8%	92.9%
Maximum Guests	21,715	21,459	20,216
Number of Guests	19,735	19,824	18,819
Voyages	290	281	262

The following table shows the calculations of Gross Yield and Net Yield for the Lindblad segment for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except for Available Guest Nights, Gross and Net Yield)	For the Years Ended December 31,
	2016	2015	2014
Guest ticket revenues	$183,851	$183,805	$173,536
Other tour revenues	23,985	26,180	24,923
Tour Revenues	207,836	209,985	198,459
Less: Commissions	(14,954)	(14,460)	(12,941)
Less: Other tour expenses	(15,253)	(16,496)	(14,403)
Net Revenue	$177,629	$179,029	$171,115

Available Guest Nights	181,990	184,366	180,206
Gross Yield	$1,142	$1,139	$1,101
Net Yield	976	971	950

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the Lindblad segment for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	For the Years Ended December 31,
	2016	2015	2014
Cost of tours	$96,505	$95,417	$90,002
Plus: Merger-related expenses	-	13,344	-
Plus: Selling and marketing	36,356	35,083	30,718
Plus: General and administrative	45,612	38,994	36,053
Gross Cruise Cost	178,473	182,838	156,773
Less: Commission expense	(14,954)	(14,460)	(12,941)
Less: Other tour expenses	(15,253)	(16,496)	(14,403)
Net Cruise Cost	148,266	151,882	129,429
Less: Fuel expense	(7,138)	(9,004)	(11,671)
Net Cruise Cost Excluding Fuel	141,128	142,878	117,758
Non-GAAP Adjustments:
Stock-based compensation	(5,411)	(4,913)	(274)
National Geographic fee amortization	(2,907)	(1,397)	-
Acquisition-related expenses	(943)	-	(2,612)
Merger-related expenses	-	(13,344)	-
Adjusted Net Cruise Cost Excluding Fuel	$131,867	$123,224	$114,872
Adjusted Net Cruise Cost	$139,005	$132,228	$126,543
Available Guest Nights	181,990	184,366	180,206
Gross Cruise Cost per Available Guest Night	$981	$992	$870
Net Cruise Cost per Available Guest Night	815	824	718
Net Cruise Cost Excl. Fuel per Available Guest Night	775	775	653
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	725	668	637

Adjusted Net Cruise Cost per Available Guest Night	764	717	702

Liquidity and Capital Resources

Sources and Uses of Cash for the Years Ended December 31, 2016, 2015 and 2014

Net cash provided by operating activities was $31.4 million in 2016 compared to $40.3 million in 2015. The $8.9 million decrease was primarily due to changes in accounts payable, accrued expenses, unearned revenues and prepaid expenses. Net cash provided by operating activities decreased by $2.8 million in 2015 to $40.3 million from $43.1 million in 2014 primarily due to merger-related costs and changes in the liabilities for unearned passenger revenue, offset by increases related to changes in accounts payable, accrued expenses and prepaid expenses.

Net cash used in investing activities was $86.4 million in 2016 compared to $81.5 million in 2015. The $4.9 million increase was primarily related to the $68.1 million purchase of the investment in CFMF in 2015, offset by a $61.1 million increase in purchases of property and equipment primarily related to growth capital expenditures for our two newbuild vessels and our purchase of and renovations for the National Geographic Endeavour II, and our $9.9 million net cash used for the acquisition of Natural Habitat in 2016. Net cash used in investing activities was $81.5 million in 2015 compared to $29.0 million in 2014. The $52.5 million increase in cash used in investing activities was primarily related to the purchase in May 2015 of our investment in CFMF and an increase in purchases of property and equipment related to growth capital expenditures. The purchase of property and equipment increase included $10.1 million in 2015 to build two new coastal vessels.

Net cash used in financing activities was $16.4 million in 2016 compared to net cash provided by financing activities of $208.5 million in 2015. The $224.9 million difference was primarily related to the $134.9 million net proceeds from the issuance of long-term debt in 2015, net of debt repayments and the $96.8 million in net proceeds from the merger. Net cash provided by financing activities was $208.5 million in 2015 compared to net cash used in financing activities of $17.4 million in 2014. The $225.9 million difference was primarily related to the $175.0 million in proceeds from the debt and $186.8 million in net proceeds from the merger, partially offset by the related $90.0 million in payments to shareholders for the merger, $41.9 million in repayments of long-term debt and the addition of $11.0 million in deferred financing costs.

Contractual Commitments and Contingencies

As of December 31, 2016, our contractual obligations were as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1- 3 years	3-5 years	After 5 years
Financing Activities:
Long-term debt obligations	$174,900	$1,750	$3,500	$169,650	$-
Interest on long-term debt	45,601	10,566	20,816	14,219	-
Operating Activities:
Operating lease obligations	5,984	988	1,640	1,306	2,050
Charter commitments	17,352	10,075	7,277	-	-
Other long-term liabilities	681	-	-	-	681
Investing activities:
Purchase obligations - Fleet expansion	53,000	43,500	9,500	-	-
Total	$297,518	$66,879	$42,733	$185,175	$2,731

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Facility and the merger, we had net working capital surpluses of $47.1 million and $130.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we had $135.4 million in cash and cash equivalents, excluding restricted cash.

In November 2015, we announced that our Board of Directors authorized a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). In November 2016, our Board of Directors authorized a $15.0 million increase to the Repurchase Plan, to a total of $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. As of December 31, 2016, under this Repurchase Plan, we have cumulatively purchased 4,913,613 warrants for $12.8 million and 308,718 shares of common stock for $3.0 million, leaving $19.2 million authorized to be used to purchase our outstanding common stock and warrants pursuant to the Repurchase Plan.

In December 2015, we signed a definitive agreement for the purchase of the National Geographic Endeavour II to be used in our operations in the Galápagos Islands. The purchase price of $18.0 million was paid on April 25, 2016 when we took possession of the ship. We spent $15.4 million in renovation costs since taking possession of the ship, funded through cash on hand, and deployed the ship in the fourth quarter of 2016.

In December 2015, we also executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively. As of December 31, 2016, we have spent $47.0 million for the construction of these two coastal vessels, funded through cash on hand. The newbuild process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The remaining cost to build the ships will be funded through a combination of cash available on our balance sheet, excess cash flows generated by our existing operations, funds generated by our existing operations, and if needed, funds drawn from our Revolving Credit Facility (described below).

As of December 31, 2016, we had $174.9 million in long-term debt obligations, including the current portion of long-term debt and excluding debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets and acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Covenants

On May 8, 2015, we entered into a credit agreement with Credit Suisse A.G. (“Credit Suisse”) as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of our foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The net proceeds from the Loans, net of discounts, fees and expenses, were approximately $164.1 million. On March 7, 2016, we entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit subfacility. Our obligations under the Restated Credit Facility are secured by substantially all of our assets. As of December 31, 2016 our principal balance on the Loans was $172.4 million and we had not drawn on our Restated Credit Facility.

Borrowings under the Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at our option, an alternative base rate plus a spread of 3.00%. We are also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020.

The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2016, the required net leverage ratio was 4.5 to 1, and we were in compliance with the financial covenants.

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

For recording our stock-based compensation expense for service-based options, we have chosen to use:

●	the straight-line method of allocating compensation cost for service-based options;

●	the Black-Scholes option pricing formula for time-based options;

●	the simplified method to calculate the expected term for options as discussed under the SEC’s guidance for share-based payments for service-based options;

●	an estimate of expected volatility based on the historical volatility of our share price; and

●	an estimate for expected forfeitures.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 and 2015.

Future Application of Accounting Standards

Refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

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

We are also exposed to market risk from changes in interest rates charged on debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.7 million per year for the $172.4 million outstanding under the Restated Credit Agreement as of December 31, 2016. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Natural Habitat has been excluded from the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, because it was acquired in a purchase business combination on May 4, 2016. We are in the process of conducting an assessment of Natural Habitat’s internal control over financial reporting. Natural Habitat represented approximately 10% of our consolidated assets at December 31, 2016 and approximately 14% of our consolidated revenues for the year ended December 31, 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our assessment of internal controls in the year of acquisition. See Note 1 to our Consolidated Financial Statements for more information regarding our acquisition of Natural Habitat.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2016, using the criteria described in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting

Management has excluded Natural Habitat in their assessment of internal controls over financial reporting for year ended December 31, 2016. Management has developed a readiness assessment of internal controls at Natural Habitat in 2016, in order to develop a plan for implementation of key internal controls over financial reporting for year ended December 31, 2017. The assessment included scoping of processes and controls, and documentation of internal control requirements.  Management intends to address gaps in internal control requirements, and include Natural Habitat in our assessment of internal controls over financial reporting for the year ended December 31, 2017.

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

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2017 Annual Meeting of Stockholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2017 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,262,939		$2.57	2,136,188
Equity compensation plans not approved by security holders	‒		‒	‒
Total (1)	2,262,939	(2)	N/A	2,136,188	(3)

(1)	Information is as of December 31, 2016.
(2)	Includes an aggregate of 132,091 unvested shares of restricted stock and restricted stock units.
(3)	Consists of shares available for issuance under our 2015 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

2.1	Stock Purchase Agreement, dated as of May 4, 2016, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., Gaiam, Inc., Gaiam Travel, Inc., and Ben Bressler.	By Reference	8-K	May 5, 2016
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Specimen Warrant Certificate.	By Reference	8-K	July 10, 2015
4.3	Warrant Agreement.	By Reference	8-K	May 15, 2013
10.1	Letter Agreement signed by each of Capitol Acquisition Management 2 LLC and Mark D. Ein.	By Reference	8-K	May 15, 2013
10.2	Letter Agreement signed by L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Sodha and Richard C. Donaldson	By Reference	8-K	May 15, 2013
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	May 15, 2013
10.5	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.7	Sponsor Warrants Purchase Agreement among the Company, Graubard Miller and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.8	2015 Long-Term Incentive Plan.*	By Reference	DEFM 14-A	June 24, 2015
10.9	Credit Agreement, dated as of May 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	8-K	July 10, 2015
10.10	Amended and Restated Credit Agreement, dated as of July 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	8-K	July 10, 2015
10.11	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.12	Employment Agreement between Ian Rogers and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.13	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.14	Registration Rights Agreement between the stockholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.15	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.16	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.17	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.18	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.19	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.20	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015

10.21	Lindblad 2012 Stock Incentive Plan.*	By Reference	8-K	July 10, 2015
10.22	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.23	Amended and Restated Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and John T. McClain.*	By Reference	8-K	May 2, 2016
10.24	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Tyler Skarda.*	By Reference	8-K	December 2, 2015
10.25	Second Amended and Restated Credit Agreement, dated as of March 7, 2016, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, Citibank, N.A. as Syndication Agent and SunTrust Bank as Documentation Agent.	By Reference	8-K	March 11, 2016
10.26	Vessel Construction Agreement (Hull No. S189) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015.†	By Reference	10-K	March 14, 2016
10.27	Vessel Construction Agreement (Hull No. S188) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015.†	By Reference	10-K	March 14, 2016
10.28	Form of Non-Employee Director Restricted Stock Award Agreement.	By Reference	10-K	March 14, 2016
10.29	Non-Employee Director Deferred Compensation Plan.	By Reference	10-K	March 14, 2016
10.30	2016 CEO Share Allocation Plan.*	By Reference	DEF 14-A	April 15, 2016

10.31	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Philip Auerbach.*	By Reference	8-K	May 3, 2016
10.32	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler.*	By Reference	8-K	May 4, 2016
10.33	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein.*	By Reference	8-K	July 26, 2016
10.34	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.35	Amendment No. 3 to Alliance and License Agreement with National Geographic Society.††	Herewith
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Management compensatory agreement.
†	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.
††	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2017.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven-Olof Lindblad	Chief Executive Officer and Director	March 7, 2017
Sven-Olof Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	March 7, 2017
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	March 7, 2017
Bernard W. Aronson

/s/ Paul J. Brown	Director	March 7, 2017
Paul J. Brown

/s/ L. Dyson Dryden	Director	March 7, 2017
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	March 7, 2017
Mark D. Ein

/s/ John M. Fahey Jr.	Director	March 7, 2017
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	March 7, 2017
Catherine B. Reynolds

LINDBLAD EXPEDITIONS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Lindblad Expeditions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2016, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindblad Expeditions Holdings, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 7, 2017

Lindblad Expeditions Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$135,416	$206,903
Restricted cash and marketable securities	9,015	8,460
Inventories	1,665	1,746
Marine operating supplies	4,142	4,969
Prepaid expenses and other current assets	20,782	12,266
Total current assets	171,020	234,344

Property and equipment, net	186,236	125,471
Goodwill	22,105	-
Intangibles, net	11,132	6,227
Other long-term assets	13,090	12,355
Deferred tax assets	4,118	3,216
Total assets	$407,701	$381,613

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$91,501	$76,604
Accounts payable and accrued expenses	30,662	25,968
Long-term debt - current	1,750	1,750
Total current liabilities	123,913	104,322

Long-term debt, less current portion	164,128	162,693
Other long-term liabilities	681	677
Total liabilities	288,722	267,692

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	5,170	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;45,659,762 and 45,224,881 issued and outstanding as of December 31, 2016, and 2015, respectively	5	5
Additional paid-in capital	43,097	48,073
Retained earnings	70,707	65,843
Total stockholders' equity	113,809	113,921
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$407,701	$381,613

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014

Tour revenues	$242,346	$209,985	$198,459

Cost of tours	118,977	95,417	90,002
Gross profit	123,369	114,568	108,457

Operating expenses:
General and administrative	51,896	38,994	36,053
Selling and marketing	39,072	35,083	30,718
Merger-related expenses	-	13,344	-
Depreciation and amortization	18,420	11,645	11,266
Total operating expenses	109,388	99,066	78,037

Operating income	13,981	15,502	30,420

Other (expense) income:
Loss on foreign currency	(720)	(40)	(149)
(Loss) gain on transfer of assets	(83)	7,502	-
Other (expense) income, net	(1,173)	5,030	67
Interest expense, net	(10,146)	(10,901)	(5,293)
Total other (expense) income	(12,122)	1,591	(5,375)

Income before income taxes	1,859	17,093	25,045

Income tax (benefit) expense	(3,200)	(2,649)	2,800

Net income	$5,059	$19,742	$22,245

Net income attributable to noncontrolling interest	195	-	-

Net income attributable to Lindblad	$4,864	$19,742	$22,245

Common stock
Net income available to common stockholders	$4,864	$19,742	$19,551

Weighted average shares outstanding
Basic	45,649,971	44,917,829	44,717,759
Diluted	46,456,921	45,575,387	44,717,759

Earnings per share attributable to Lindblad
Basic	$0.11	$0.44	$0.44
Diluted	$0.10	$0.43	$0.44

Class B common stock
Net income available to common stockholders	$-	$-	$2,694

Weighted average shares outstanding
Basic	-	-	6,161,135
Diluted	-	-	6,161,135

Earnings per share attributable to Lindblad
Basic	$-	$-	$0.44
Diluted	$-	$-	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Consolidated Statement of Shareholders’ Equity

(In thousands)

			Class B		Additional		Total	Redeemable
	Common Stock		Common stock		Paid-In	Retained	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interest
Balance as of December 31, 2013	44,717,759	$5	6,388,677	$-	$31,712	$23,856	$55,573	$-
Stock-based compensation - option shares	-	-	-	-	274	-	274	-
Repurchase of Class B shares	-	-	(6,388,677)	-	(10,525)	-	(10,525)	-
Net income	-	-	-	-	-	22,245	22,245	-
Balance as of December 31, 2014	44,717,759	5	-	-	21,461	46,101	67,567	-
Stock-based compensation - option shares	-	-	-	-	4,913	-	4,913	-
CFMF transaction cancellation of warrant	-	-	-	-	(83,467)	-	(83,467)	-
Obligation to repurchase shares of common stock	-	-	-	-	4,966	-	4,966	-
Merger recapitalization	-	-	-	-	200,558	-	200,558	-
Payments to shareholders for merger	-	-	-	-	(90,000)	-	(90,000)	-
Option shares exercised and exchanged	507,122	-	-	-	(4,880)	-	(4,880)	-
Repurchase of warrants	-	-	-	-	(5,478)	-	(5,478)	-
Net income	-	-	-	-	-	19,742	19,742	-
Balance as of December 31, 2015	45,224,881	5	-	-	48,073	65,843	113,921	-
Stock-based compensation	199,044	-	-	-	5,411	-	5,411	-
Option shares exercised and exchanged	280,347	-	-	-	(2,694)	-	(2,694)	-
Repurchase of shares and warrants	(308,718)	-	-	-	(10,343)	-	(10,343)	-
Acquisition of Natural Habitat, Inc.	264,208	-	-	-	2,650	-	2,650	4,975
Net income	-	-	-	-	-	4,864	4,864	195
Balance as of December 31, 2016	45,659,762	$5	-	$-	$43,097	$70,707	$113,809	$5,170

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$5,059	$19,742	$22,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,420	11,645	11,266
Amortization of National Geographic fee	2,907	1,397	-
Amortization of debt discount, deferred financing and other, net	1,144	3,576	744
Stock-based compensation	5,411	4,913	274
Deferred income taxes	(3,326)	(3,413)	289
Loss on currency translation	720	40	149
Loss (gain) on disposal and transfer of assets	819	(7,502)	-
Changes in operating assets and liabilities
Inventories and marine operating supplies	1,073	(163)	(831)
Prepaid expenses and other current assets	629	(1,100)	(2,420)
Unearned passenger revenues	245	3,723	8,750
Other long-term assets	(3,642)	-	-
Other long-term liabilities	4	230	184
Accounts payable and accrued expenses	1,964	7,214	2,404
Net cash provided by operating activities	31,427	40,302	43,054

Cash Flows From Investing Activities
Purchase of investment in CFMF	-	(68,088)	(25,055)
Acquisition of Natural Habitat, Inc., net of $4,904 cash acquired	(9,946)	-	-
Purchases of property and equipment	(75,933)	(14,800)	(5,922)
Advance from shareholder	-	1,501	517
(Purchase) redemption of restricted cash and marketable securities	(555)	(125)	1,458
Net cash used in investing activities	(86,434)	(81,512)	(29,002)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	175,000	-
Net proceeds from merger	-	186,806	-
Payments to shareholders for the merger	-	(90,000)	-
Payment of deferred financing costs	(1,565)	(11,045)	-
Repayments of long-term debt	(1,750)	(41,879)	(3,989)
Proceeds used in exchange of option shares	(2,694)	(4,879)	-
Repurchase of stock from common shareholders	-	-	(1,876)
Repayment of due to stockholder	-	-	(1,000)
Repurchase of stock from Class B stockholders	-	-	(10,525)
Repurchase of warrants and common shares	(10,343)	(5,478)	-
Net cash (used in) provided by financing activities	(16,352)	208,525	(17,390)
Effect of exchange rate changes on cash	(128)	(91)	(1,337)

Net (decrease) increase in cash and cash equivalents	(71,487)	167,224	(4,675)

Cash and cash equivalents as of beginning of period	206,903	39,679	44,354

Cash and cash equivalents as of end of period	$135,416	$206,903	$39,679

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,896	$7,003	$4,844
Income taxes	$998	$379	$1,102

Non-cash investing and financing activities:

Additional paid-in capital exercise proceeds of option shares	1,123	2,240	-
Additional paid-in capital exchange proceeds used for option shares	(1,123)	(2,240)	-

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of six owned expedition ships and five seasonal charter vessels under the Lindblad brand.

Lindblad’s mission is to offer life-changing adventures on all seven continents and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews.

Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler, who retains a 19.9% noncontrolling interest in Natural Habitat. With the acquisition of Natural Habitat, the Company expanded its itineraries to include land-based offerings around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

Stock and Warrant Repurchase Plan

On November 2, 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”) to a total of $35.0 million. This Repurchase Plan, which was authorized in November 2015, authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. See Note 11 – Shareholders’ Equity for more details.

Amended and Restated Credit Agreement

On March 7, 2016, the Company entered into a second amended and restated credit agreement with Credit Suisse A.G. (“Credit Suisse”) (“Restated Credit Agreement”), adding a $45.0 million revolving credit facility. See Note 7 – Long-Term Debt for more details.

Merger with Capitol

Capitol Acquisition Corp. II (“Capitol”) was originally incorporated in Delaware on August 9, 2010 as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, Capitol completed a series of mergers whereby Lindblad Expeditions, Inc. (“LEX”) became Capitol’s wholly-owned subsidiary. As consideration for the mergers, the total purchase price consisted of an aggregate of (i) $90.0 million in cash (a portion of which was paid as transaction bonuses) and (ii) 20,017,787 shares of Capitol common stock. Capitol also assumed outstanding LEX stock options and converted such options into options to purchase an aggregate of 3,821,696 shares of Capitol common stock with an exercise price of $1.76 per share.

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

Capitol Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, Capitol sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200.0 million. Each unit consisted of one share of Capitol’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the consummation of the merger with LEX, Capitol forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion of the merger between LEX and terminating five years thereafter. As of December 31, 2016, there were 11,186,387 warrants outstanding.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and footnotes as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding audited annual financial information.

The merger with LEX has been accounted for as a reverse acquisition in accordance with U.S. GAAP, Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 805-40-45. Under this method of accounting, Capitol has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on LEX comprising the ongoing operations and assets of the combined entity and LEX senior management comprising the senior management of the combined company. In accordance with guidance applicable to these circumstances, the merger has been considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger has been treated as the equivalent of LEX issuing shares for the net assets of Capitol, accompanied by a recapitalization. The net assets of Capitol have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are those of LEX. Additionally, the historical financial statements of LEX are now reflected as those of the Company.

Principles of Consolidation

The consolidated financial statements of the Company as of December 31, 2016 and 2015 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries. Natural Habitat’s balance sheet as of December 31, 2016 and results of operations for the period beginning May 5, 2016 and ending December 31, 2016 are included in the Company’s consolidated financial statements. The consolidated financial statements of the Company as of December 31, 2015 and 2014 included LEX, its wholly-owned subsidiary, Lindblad Maritime Enterprises, Ltd (“LME”), a Cayman Islands corporation, as well as the subsidiaries of LME, and Sea Bird and Sea Lion as variable interest entities (“VIEs”). LEX controlled the activities which most significantly impacted the economic performance of Sea Lion and Sea Bird. LEX determined itself to be the primary beneficiary and accordingly, these entities were determined to be VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation. The VIEs were transferred to Lindblad and became wholly-owned subsidiaries of the Company at the merger date, July 8, 2015.

Reclassifications

Certain items in the consolidated financial statements of the Company have been reclassified to conform to the 2016 classification. The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect estimates and assumptions of the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various estimates, including but not limited to determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets, the value of contingent consideration and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, and trip insurance. Guest tour deposits represent unearned revenues and are initially included in unearned passenger revenues in the consolidated balance sheet when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours of owned vessels in excess of ten days, where the tour days span a quarter end or year end, the Company recognizes revenue based upon expedition days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

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

The Company self-insures for medical insurance claims up to sixty thousand dollars and cancellation insurance extended to guests. The Company has Stop Loss coverage for medical claims in excess of the sixty thousand dollars amount. As of December 31, 2016 and 2015, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on claims experience over the prior three years. The Company uses an insurance company to manage passenger insurance purchased to cover a variety of insurable losses including cancellations, interruption, missed connections, travel delays, accidental death and dismemberment, medical coverage and baggage issues. The Company is self-insured for the claims only which cover cancellations, interruption, missed connections and travel delays. The required reserve was determined based on claims experience over the prior four years. While the Company believes its estimated IBNR and accrued claims reserves are adequate, the ultimate losses may differ.

The Company participates in a traditional marine industry reinsurance solution for liability exposure through their Protection and Indemnity (“P&I Club”) Reinsurers, which are similar to mutual marine P&I Club’s that join and severally indemnify each other to provide discounted primary and excess Protection and Indemnity coverage to club members. The resulting aggregated surplus of the clubs combines to provide the Company with below market primary and high excess liability coverage for covered losses. For consideration of long-term below market P&I rates, the joint and several liability obligation requires the down-stream indemnification by their members, including the Company.

Selling and Administrative Expense

Selling expenses include commissions and a broad range of advertising and marketing expenses. These include direct mail, print and online advertising costs, as well as costs associated with website development and maintenance. Also included are social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $14.7 million, $13.0 million and $12.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The largest component of advertising expense was direct mail, which totaled $5.5 million, $5.8 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Administrative expenses represent the costs of our shore-side vessel support, reservations and other administrative functions, and incudes salaries and related benefits, professional fees, and occupancy costs, which are typically expensed as incurred.

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the years ended December 31, 2016 and 2015, the Company determined, using the treasury method, there were 782,565 and 657,558, respectively, of dilutive common shares related to stock options. For the year ended December 31, 2016, the Company determined, using the treasury method, there were 24,385 dilutive common shares related to restricted shares. For the years ended December 31, 2015 and 2014, the Company determined there were no dilutive potential common shares.

In 2014, the two-class method was used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per common share were allocated to the Class A (common as a result of the merger) and Class B common shareholders of LEX based on the weighted average shares outstanding.

On July 8, 2015, as a result of the mergers, in accordance with FASB ASC 805-40-45 and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement.

As of December 31, 2016, 11,186,387 warrants to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

Basic weighted average shares outstanding prior to the mergers included the shares underlying a warrant to purchase 60% of the outstanding common shares. As the shares underlying this warrant could have been issued for little consideration (an aggregate exercise price of $10.00), these shares were formerly deemed to be issued for purposes of basic earnings per share. Effective May 8, 2015, in connection with LEX closing on a transaction to purchase 100% of Cruise/Ferry Master Fund I, N.V. (“CFMF”), the warrant was cancelled. On July 8, 2015, as a result of the merger agreement, and the reverse merger treatment and recapitalization, these shares were not considered part of the recapitalization and therefore not included in basic or dilutive weighted average shares outstanding. For the years ended December 31, 2015 and 2014, the Company excluded 1,912,833 (converted from 6,747 shares as a result of the merger) shares of common stock as these shares were subject to the warrants described above.

For the years ended December 31, 2016, 2015 and 2014, the Company calculated earnings per share in accordance with FASB ASC 260 and 805-40-45 as follows:

	For the Years Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Net income attributable to Lindblad for basic and diluted earnings per share	$4,864	$19,742	$22,245

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,649,971	44,917,829	50,878,894

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	782,565	657,558	-
Assumed exercise of restricted shares, RSU's, treasury method	24,385	-	-
Dilutive potential common shares	806,950	657,558	-
Total weighted average shares outstanding, diluted	46,456,921	45,575,387	50,878,894

Common stock
Net income available to common stockholders	$4,864	$19,742	$19,551

Weighted average shares outstanding
Basic	45,649,971	44,917,829	44,717,759
Diluted	46,456,921	45,575,387	44,717,759

Earnings per share attributable to Lindblad
Basic	$0.11	$0.44	$0.44
Diluted	$0.10	$0.43	$0.44

Class B common stock
Net income available to Class B common stockholders	$-	$-	$2,694

Weighted average shares outstanding
Basic	-	-	6,161,135
Diluted	-	-	6,161,135

Earnings per share attributable to Lindblad
Basic	$-	$-	$0.44
Diluted	$-	$-	$0.44

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of December 31, 2016 and 2015, the Company’s cash held in financial institutions outside of the U.S. amounted to $2.7 million and $3.9 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of December 31,
(In thousands)	2016	2015
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$5,030	$5,030
Federal Maritime Commission escrow	2,571	2,233
Certificates of deposit and other restricted securities	1,414	1,197
Total restricted cash and marketable securities	$9,015	$8,460

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

A $5.0 million cash reserve at December 31, 2016 and 2015 is required for credit card deposits by third-party credit card processors. We were notified our required deposit of $3.5 million, will no longer be required as of January 27, 2017. As a result, restricted cash of $3.5 million will be reclassified to cash and cash equivalents in the first quarter of 2017.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
(In thousands)	2016	2015
Prepaid tour expenses	$11,593	$5,269
Prepaid client insurance	2,141	1,706
Prepaid air expense	2,432	1,379
Prepaid port agent fees	1,038	1,080
Prepaid income taxes	824	938
Prepaid corporate insurance	931	753
Prepaid marketing, commissions and other expenses	1,823	1,141
Total prepaid expenses	$20,782	$12,266

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Vessels and vessel improvements	15-25
Furniture & equipment	5
Computer hardware and software	5
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive and as of December 31, 2016 and 2015, the Company owned and operated six vessels and has two new coastal vessels under construction. Therefore, the Company has a capital program that it develops for the improvement of its vessels, expedition sites and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Improvement costs that add value to the Company’s vessels and expedition sites, such as those discussed above, are capitalized to the vessels and site improvements and depreciated over the shorter of the improvements or the vessel’s or other improvements estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in other vessels operating expenses. Drydock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of Natural Habitat (see Note 1 – Business). SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. Due to the acquisition of Natural Habitat on May 4, 2016, the Company recorded goodwill in the amount of $22.1 million, in Natural Habitat’s reporting unit. The Company’s policy is to first perform a qualitative assessment to determine if Natural Habitat’s reporting unit’s carrying value is less than the fair value of the reporting unit, indicating the potential for goodwill impairment. The quantitative two step goodwill impairment calculation is then performed if the reporting unit fails the qualitative test. The Company performed a qualitative assessment for goodwill impairment as of September 30, 2016 for Natural Habitat’s reporting unit with no indication of goodwill impairment.

Intangibles, net

Intangibles, net include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists was computed using the estimated useful lives of 15 and 5 years, respectively.

The Company operates two vessels year-round in the Galápagos National Park in Ecuador; the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect as of July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024 and based on the new law, the Company will begin the renewal process in 2020. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it will assume they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles, net will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2016 and 2015, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels and operating rights.

As of December 31, 2016 and 2015, there was no triggering event and the Company did not record an impairment of its long-lived assets. In the first quarter of 2016, the Company reviewed the remaining useful life of the National Geographic Endeavour, which was replaced by the National Geographic Endeavour II in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years (see Note 3 – Property and Equipment). As a result, the Company accelerated the depreciation in order to fully depreciate the asset by the end of the fourth quarter of 2016.

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

On March 3, 2009, LEX issued a note payable to Cruise/Ferry Master Fund I, N.V. (see Note 7 – Long-Term Debt). On December 11, 2014, LEX entered into a Profit Participation Loan Purchase Agreement with DVB Bank America, N.V. (“DVB”), a Profit Participation Rights Purchase Agreement with Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, and a Stock Purchase Agreement with Cruise/Ferry Finance Partners Private Foundation. These three agreements enabled LEX to purchase the financial and equity interests in CFMF in order to recapture and extinguish an outstanding warrant to purchase 60% of the outstanding equity of LEX on a fully diluted basis. On December 11, 2014, the date of the purchase agreements, an initial payment of $25.0 million was made to DVB under the Profit Participation Loan Purchase Agreement. The remaining payments of (i) $22.7 million to DVB, (ii) $48.4 million to Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, as increased by $0.3 million per month from December 31, 2014 until the close of the transaction, and (iii) $1.00 to Cruise/Ferry Financing Partners Private Foundation were made on May 8, 2015 (“CFMF Closing”). In connection with the CFMF Closing, the 60% warrant was cancelled; the junior debt note receivable was cancelled; and the related junior debt facility offset by the outstanding unamortized balance of the debt discount was cancelled, resulting in a gain on the transfer of assets, and LEX commenced liquidation procedures on CFMF. Utilizing the proceeds from the new loans, LEX also paid in full its preexisting senior debt facility in the amount of $39.8 million held by DVB.

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

Assignment and Assumption Agreement

In connection with LEX’s agreement to purchase CFMF, Sven-Olof Lindblad (“Mr. Lindblad”) earned a success fee of $5.0 million from DVB for the purchase of CFMF (DVB was a partner in CFMF and the lender of LEX’s preexisting senior debt facility).

On March 9, 2015, Mr. Lindblad and LEX entered into an Assignment and Assumption Agreement pursuant to which Mr. Lindblad (i) assigned and transferred to LEX his right to receive a $5.0 million fee payable to Mr. Lindblad personally by DVB and (ii) exercised his outstanding option to purchase 809,984 shares (converted from 2,857 shares at the merger date) of LEX’s stock for $0.1 million in aggregate exercise proceeds. In exchange for the assignment to LEX of the fee payable by DVB, all of Mr. Lindblad’s obligations under his loan agreement with LEX (the “Mr. Lindblad Loan Agreement”), which had a balance of principal and accrued interest of $2.8 million as of March 9, 2015, were deemed satisfied in full, the Mr. Lindblad Loan Agreement and related promissory note were terminated, and Mr. Lindblad’s obligation to pay the aggregate exercise price for the exercise of the option described above was satisfied in full. On May 8, 2015, LEX received the $5.0 million fee from DVB and compensated Mr. Lindblad $5.0 million (success fee compensation expense), which was paid by settling the $2.8 million outstanding amount of principal and interest owed and the aggregate exercise proceeds of $0.1 million payable in connection with the exercise of the option (above), and also offset by $2.1 million in required withholding taxes.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accounts payable	$7,573	$4,761
Accrued other expense	6,265	5,385
Bonus compensation liability	4,186	2,800
Employee liability	3,228	2,597
Income tax liabilities	884	2,045
New build liability	4,011	4,082
Travel certificate liability	1,218	1,312
Refunds and commissions payable	1,454	1,388
Royalty payable	1,468	1,310
Accrued travel insurance expense	375	288
Total accounts payable and accrued expenses	$30,662	$25,968

Leases

The Company leases office space with lease terms ranging from one to ten years. The Company amortizes the total lease costs on a straight-line basis over the minimum lease term.

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

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments.

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

Income Taxes

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. Significant management judgment is required in projecting ordinary income to determine the Company’s estimated effective tax rate.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2016 and 2015, the Company had a liability for unrecognized tax benefits of $0.4 million, respectively, which was included in other long-term liabilities on the Company’s consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2016 and 2015, included in income tax expense was $0.1 million, respectively, representing interest and penalties on uncertain tax positions.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2013 to 2015 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2015 remain subject to examination by tax authorities.

Other Long-Term Assets

In 2015, the Company recorded deferred financing costs of $11.0 million for the Credit Facility in long-term debt, amortizing the costs over the term of the financing using the straight-line and effective interest method (see Note 7 – Long-Term Debt).

In 2016, the Company recorded a $3.6 million tax asset for long-term prepaid value-added taxes related to the importation of the National Geographic Endeavour II and expect to earn tax credits that will reduce the asset over the next several years.

In connection with the merger on July 8, 2015, the Company, Mr. Lindblad and National Geographic entered into a Call Option agreement where Mr. Lindblad agreed to grant National Geographic an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the NG Agreements. The Company recorded a $13.8 million long-term asset using a fair value of $5.76 per option share. The balance of the license agreement asset as of December 31, 2016 was $9.5 million. As of December 31, 2016 and December 31, 2015, the balance in other long-term assets was $13.1 million and 12.4 million, respectively. (See Note 9 – Commitments and Contingencies for more details).

Foreign Currency Translation

The U.S. dollar is the functional currency in the Company’s foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statements of income.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, non-employee directors or other service providers in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the service period of the award. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued. To the extent that an equity award later becomes eligible to be put back to the Company, then the fair value of that award or those exercised shares are transferred out of additional paid-in-capital to a liability account and is thereafter marked-to-market annually to fair value.

Management’s Evaluation of Subsequent Events

Management evaluated events that have occurred after the balance sheet date through the date the financial statements are issued. Based upon the evaluation, management did identify a subsequent event that requires disclosure in the consolidated financial statements (see Note 11 – Shareholders’ Equity).

Segment Reporting

We are primarily a specialty cruise operator with operations in two segments, Lindblad and Natural Habitat. We evaluate the performance of our business based largely on the results of our operating segments. We provide discrete financial information in total, by ship and type of ship. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. Our reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. Management performance and related compensation is primarily based on total results. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the ASC 280 requirements for aggregation.

Recent Accounting Pronouncements

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s consolidated financial statements.

In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effects, if any, that adoption of this ASU will have on its consolidated financial statements.

In October 2016, FASB issued Accounting Standards Update ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The amendment was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted. The Company is currently evaluating the effects, if any, that adoption of this ASU will have on its consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU are to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the potential impact, if any, that adoption of this ASU will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases” (Topic 842). The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB ASC and creating Topic 842, Leases. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the effects, adoption of this ASU will have on its consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, “Financial Instruments- Overall” (Topic 825-10). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. They supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the effects, if any, that adoption of this ASU will have on its consolidated financial statements.

In 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There have been multiple ASU’s issued subsequent to ASU 2014-09, each of which is listed in chronological order below with a brief summary. We are currently assessing the impact of the guidance utilizing a comprehensive approach to assess the impact of the guidance on our revenue by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent and variable consideration. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. We currently expect to adopt all of the new guidance related to revenue recognition, beginning in the first quarter of 2018. Summary of subsequent ASU’s related to ASU 2014-09 is as follows:

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net are as follows:

	As of December 31,
(In thousands)	2016	2015
Vessels and improvements	$267,415	$214,170
Furniture and equipment	10,726	8,169
Leasehold improvements	1,425	1,439
Total property and equipment, gross	279,566	223,778
Less: Accumulated depreciation and amortization	(93,330)	(98,307)
Property and equipment, net	$186,236	$125,471

Total depreciation and amortization expense of the Company’s property and equipment for the years ended December 31, 2016, 2015 and 2014 were $17.1 million, $11.3 million and $10.9 million, respectively.

For the year ended December 31, 2016, the Company had $75.9 million in capital expenditures, including capitalized interest, added to property and equipment, net. This amount included $33.4 million for the purchase and renovation of its National Geographic Endeavour II, and $36.9 million for the two newbuild coastal vessels. The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels and its renovation improvements to the National Geographic Endeavour II under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the assets and depreciate over the useful lives. For the year ended December 31, 2016, the Company recognized $1.5 million in capitalized interest in property and equipment, net on the accompanying consolidated balance sheet.

As part of the transition from National Geographic Endeavour to National Geographic Endeavour II, we removed the National Geographic Endeavour from operations in December 2016 and incurred a loss on disposal of asset, of approximately $0.8 million. Loss on disposal includes costs associated with inventory items and accrued expenses for anticipated costs to dispose of the National Geographic Endeavour, including but not limited to port costs, fuel, and crew expenses.

NOTE 4 – ACQUISITION

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, an adventure travel and ecotourism company based in Colorado. The acquisition provides the Company with a platform to expand our land-based expeditions with a strong, trusted brand complimentary to Lindblad. In 2016, the Company incurred $1.0 million of acquisition costs related to the acquisition of Natural Habitat, which is included in general and administrative expenses of the Company’s consolidated statement of income.

The Company recorded this transaction using the acquisition method for business combinations. The Company measured the identifiable assets, liabilities and non-controlling interest of Natural Habitat at their fair market value as of the acquisition date and separately measured goodwill at its fair market value as of the acquisition date. Goodwill is an intangible asset arising as a result of name, reputation, customer loyalty, location, products, and similar factors not separately identified. The recorded goodwill has no tax basis and is therefore not tax deductible.

The Company, according to ASC 805-20-30-1, recognized a noncontrolling interest in Natural Habitat and measured the noncontrolling interest at fair value on the acquisition date. The noncontrolling interest is recognized as a redeemable noncontrolling interest to the extent that the risks and rewards of ownership substantially remain with the noncontrolling interest.

Mr. Bressler’s noncontrolling interest in the remaining 19.9% interest in Natural Habitat is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, for which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

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

The total purchase price of the acquisition is as follows:

(In thousands)
Cash consideration	$14,850
Long-term debt - non-cash	2,525
Lindblad restricted shares (264,208 shares) - non-cash	2,650
Total purchase price	$20,025

Below is a summary, which details the allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets acquired:
(In thousands)
Cash and cash equivalents	$4,904
Prepaid expenses and other current assets	9,623
Property and equipment	2,068
Goodwill and other intangibles	28,305
Total assets	$44,900

Liabilities assumed:
Accounts payable and accrued expenses	$2,472
Unearned passenger revenues	15,000
Deferred tax liability	2,428
Noncontrolling interest in consolidated subsidiaries	4,975
Total liabilities	$24,875

Total cash price paid upon acquisition and fair value of existing equity interest	$20,025

The acquired business contributed revenues of $34.5 million and operating income of $2.2 million to Lindblad Expeditions for the period from May 5, 2016 to December 31, 2016. The following unaudited pro forma summary presents consolidated information of Lindblad Expeditions as if the business combination had occurred on January 1, 2016.

	Pro Forma Years Ended
	December 31,
	2016	2015
(In thousands)	Unaudited	Unaudited
Revenues	$254,567	$249,819
Operating income	$15,345	$17,883

The Company adjusted $1.0 million for nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma earnings as a result of acquisition costs incurred by Lindblad Expeditions. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Natural Habitat to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, with tax effects.

NOTE 5 – INTANGIBLES, NET

The following information details the carrying amounts and accumulated amortization of the Company’s intangibles, net:

	As of December 31,
(In thousands)	2016				2015
				Weighted
	Gross		Net	Average	Gross		Net
	Carrying	Accumulated	Carrying	Useful Life	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	(Years)	Amount	Amortization	Amount
Tradenames	$2,900	$(129)	$2,771	14.3	$-	$-	$-
Customer lists	3,300	(440)	2,860	4.3	-	-	-
Operating rights	6,529	(1,028)	5,501	7.6	6,529	(302)	6,227
Total intangibles, net	$12,729	$(1,597)	$11,132	8.4	$6,529	$(302)	$6,227

The increase in the Company’s intangibles, net is the result of the acquisition of Natural Habitat on May 4, 2016. As part of the acquisition, the Company acquired Natural Habitat’s tradenames, customer lists and goodwill in the amounts of $2.9 million, $3.3 million and $22.1 million, respectively. See Note 4 – Acquisitions, for additional information regarding this acquisition. The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015 as a result of changes to cupos in the Galapagos National Park. See Note 2 – Summary of Significant Policies, Intangibles, net for description and rationale for amortizing operating rights.

For the years ended December 31, 2016 and 2015, amortization expense for intangibles, net was $1.3 million and $0.3 million, respectively. The Company expects amortization expense related to these intangibles, net to be $1.6 million for the years ended December 31, 2017, 2018, 2019 and 2020, respectively. For the year ended December 31, 2021, we expect amortization expense to be $1.1 million with the balance of $3.7 million amortized thereafter. Amortization expense for tradenames, customer lists and operating rights were recorded in depreciation and amortization expense in the accompanying consolidated statements of income.

NOTE 6 – LETTERS OF CREDIT

As of December 31, 2016 and 2015, the Company had $4.65 million in letters of credit outstanding with financial institutions in the amounts of $150,000, $1.0 million and $3.5 million. We were notified our letter of credit for $3.5 million, will no longer be required as of January 27, 2017. The required deposit of $3.5 million will be reclassified from restricted cash to cash equivalents in the first quarter of 2017. The annual fee for letters of credit is 1% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and mature on July 28, 2017.

NOTE 7 – LONG-TERM DEBT

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Credit Facility

On May 8, 2015, the Company entered into a credit agreement with Credit Suisse, as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of the Company’s foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). On March 7, 2016, the Company entered into a Restated Credit Agreement with Credit Suisse, amending its existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for the Company’s existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit subfacility. The Company’s obligations under the Restated Credit Facility are secured by substantially all the assets of the Company.

Borrowings under the Loans continue to bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of December 31, 2016, the interest rate was 5.50%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of December 31, 2016, the Company was in compliance with the financial covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of December 31, 2016, the Company had no borrowings under the Revolving Credit Facility.

For the years ended December 31, 2016, 2015 and 2014, total debt discount and deferred financing costs charged to amortization and interest expense was $2.2 million, $3.6 million and $0.7 million, respectively.

Long-Term Debt Outstanding

As of December 31, 2016 and 2015, the following long-term debt instruments were outstanding:

	As of December 31,
	2016			2015
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount
Note payable	$2,525	$-	$2,525	$-	$-	$-
Credit Facility	172,375	(9,022)	163,353	174,125	(9,682)	164,443
Total long-term debt	174,900	(9,022)	165,878	174,125	(9,682)	164,443
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$173,150	$(9,022)	$164,128	$172,375	$(9,682)	$162,693

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2017	$1,750
2018	1,750
2019	1,750
2020	4,275
2021	165,375
$174,900

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

The components of our income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 are comprised of the following:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Domestic	$(8,696)	$(3,700)	$1,930
Foreign	10,555	20,793	23,115
Total	$1,859	$17,093	$25,045

The income tax provisions at December 31, 2016, 2015 and 2014 are comprised of the following:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$-	$(38)	$613
State	51	(3)	109
Foreign - Other	164	805	1,789
Total current	215	764	2,511
Deferred
Federal	(3,015)	(3,140)	283
State	(426)	(247)	32
Foreign - Other	26	(26)	(26)
Total deferred	(3,415)	(3,413)	289
Income tax (benefit ) expense	$(3,200)	$(2,649)	$2,800

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Tax provision at statutory rate – federal	35.0%	35.0%	34.0%
Tax provision at effective state and local rates	(21.1%)	(1.5%)	0.4%
Foreign tax rate differential	(216.4%)	(46.5%)	(23.3%)
GAAP gain on transfer of assets	0.0%	(15.3%)	0.0%
Transaction costs	0.0%	8.3%	0.0%
Subpart F income	0.0%	5.2%	0.0%
Nondeductible expenses	51.7%	0.0%	0.0%
Uncertain tax provisions	0.2%	0.2%	0.9%
Valuation allowance	22.1%	0.6%	(1.2%)
Incentive stock options	0.0%	0.0%	0.4%
Over accrual of foreign taxes	(37.7%)	0.0%	0.0%
Other	(5.9%)	(1.5%)	0.0%
Total effective income tax rate	(172.1%)	(15.5%)	11.2%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador and Australia are subject to US Federal, US state, Ecuadorian Federal and Australian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax assets as of December 31, 2016 and 2015 are comprised of the following:

	As of December 31,
(In thousands)	2016	2015
Net operating loss carryforward	$15,032	$11,809
Property and equipment	(236)	(274)
Valuation allowance	(8,795)	(8,385)
Stock-based compensation	124	(50)
Intangibles	(1,923)	-
Other	(84)	116
Deferred tax assets (liabilities)	$4,118	$3,216

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) tax planning strategies. As of December 31, 2016, the Company had deferred tax assets related to Australian loss carryforwards of approximately $22.5 million and capital loss carryforwards of $6.8 million, which may be carried forward indefinitely. The Company also had deferred tax assets related to U.S. loss carryforwards of $21.6 million, which begin to expire in 2021. The Company excluded $4.6 million of U.S. net operating loss carryforwards from the calculation of the deferred tax assets presented above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital rather than a reduction to the income tax expense. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. Except for earnings that have been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. As of December 31, 2016 and 2015, we have approximately $91.1 million and $78.6 million, respectively, of foreign undistributed earnings, respectively. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as taxable dividends, we would expect that this would result in additional U.S. tax at a statutory rate of up to 35% and offset by any potential foreign tax credits. Due to uncertainty surrounding the timing and manner in which such distributions could occur, it is not practicable to estimate the amount of such liability.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Beginning of year	$473	$447	$263
Current year positions	(26)	26	194
Currency adjustments	-	-	(10)
End of year	$447	$473	$447

The amount of uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2016 and 2015 was $0.3 million. Any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2013 to 2015 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2015 remain subject to examination by tax authorities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases.

Future minimum rental commitments, under non-cancellable operating leases as of December 31, 2016 are as follows:

Minimum
Lease
For the Years Ended December 31,	Payments
(In thousands)
2017	$988
2018	890
2019	750
2020	682
2021	624
Thereafter	2,050
$5,984

Rent expense was approximately $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of income.

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Vessel Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Vessel Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels at a purchase price of $48.0 million and $46.8 million, respectively, payable monthly based on the value of the work performed through the end of the preceding month. As of December 31, 2016, the Company has spent a total of $47.0 million for the construction of these two coastal vessels.

The Builder is required to deliver the vessels in the second quarter of 2017 and the second quarter of 2018, respectively, subject to extension for certain events, such as change orders. The risk of loss or damage to the vessels remains with the Builder until the vessel is delivered to and accepted by the Company. If the Builder fails to deliver either vessel within 30 days following the applicable delivery date, the Company is entitled to liquidated damages in the amount of $15,000 per day thereafter (not to exceed $500,000 for either vessel). The Vessel Agreements each provide for a one-year warranty of the vessels for defects in workmanship or materials under normal use and service, which is capped at $3.0 million in the aggregate for both vessels. The Company may terminate the applicable Vessel Agreements in the event the Builder fails to deliver the vessel within 180 days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Vessel Agreements also contain customary representations, warranties, covenants, and indemnities.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of income. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2016, 2015 and 2014 totaled $4.9 million, $4.8 million and $4.1 million, respectively.

The balances outstanding to National Geographic as of December 31, 2016 and 2015 are $1.5 million and $1.3 million, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

In March 2015, Lindblad and National Geographic extended their alliance and license agreement until the year 2025. Payment of royalties earned during the extension period will be valued and recorded in the Company’s consolidated financial statements in a manner consistent with the foregoing disclosure.

In connection with the merger on July 8, 2015, the Company, Mr. Lindblad and National Geographic entered into a Call Option agreement where Mr. Lindblad agreed to grant National Geographic an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the alliance and license agreements and the tour operator agreement. The Company recorded a $13.8 million long-term asset using a fair value of $5.76 per option share. The Company is amortizing the cost until March 31, 2020. For the years ended December 31, 2016 and 2015, the Company recorded within selling and marketing expense on the consolidated statements of income, $2.9 million and $1.4 million, respectively, in amortization of the National Geographic fee. The asset was valued using a Black-Scholes valuation method with the following assumptions:

Stock price at July 9, 2015:	$10.75
Exercise price:	$10.00
Expected term:	5 years
Volatility:	60%
Risk free rate:	1.58%
Dividend rate:	0%

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of income. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the year ended December 31, 2016, these fees totaled $0.5 million.

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

Royalty payments from inception were charged against the contingent royalty obligation. Royalty payments in excess of the contingent royalty obligation were charged to cost of tours expenses. As of December 31, 2016 and 2015, there was no remaining balance of the contingent royalty obligation. Royalty expense for the years ended December 31 2016, 2015 and 2014 was $0.7 million, $0.7 million and $0.6 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2017	10,075
2018	5,795
2019	1,482
Total	$17,352

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

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos who provides operations support for the Company’s vessels stationed there. On February 11, 2015, the Company entered into a renewal agreement with Empresa Turistica Internacional C.A., the third-party company that provides advisory and administrative services along with the required actions for the secure and successful operation of the National Geographic Endeavour II and National Geographic Islander in the Galápagos. This agreement is in effect from January 1, 2015 through December 31, 2019.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, there are no outstanding proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 25% of employee contributions up to annual maximum of $1,800 for 2016 and 2015 and $1,500 for 2014. For the years ended December 31, 2016, 2015 and 2014, the Company’s benefit plan contribution amounted to $0.2 million, $0.2 million and $0.1 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying consolidated statements of income.

NOTE 11 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, the Board of Directors approved an increase of $15.0 million for a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. In 2015, the Company repurchased 2,091,618 warrants for $5.5 million. In 2016, the Company repurchased 2,821,995 warrants for $7.3 million. In November and December 2016, the Company repurchased 308,718 shares of its common stock for $3.0 million. In January through March 2, 2017, the Company has repurchased a total of 513,372 warrants for $1.1 million and 342,875 shares of common stock for $3.2 million pursuant to the Repurchase Plan. The balance as of March 2, 2017, for the repurchase plan was $14.8 million.

2015 Long-Term Incentive Plan

In July 2015, the Company’s Board of Directors and stockholders approved the 2015 Plan, which is administered by the Board of Directors, allowing the Company to issue up to 2,500,000 shares of its common stock to employees, consultants and non-employee directors providing a valuable service to the Company. The 2015 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. The Board of Directors has the authority to determine the amount and type of each award. The 2015 Plan expires on July 8, 2025. All options granted under the 2015 Plan will be at exercise prices not less than 100% of the fair market value of the Company’s common stock on the date of grant.

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan and in June 2016, the Company’s stockholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that would be issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

Restricted Shares and Restricted Share Units

Restricted shares are shares of stock granted to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. RSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain vesting conditions are met. The difference between RSUs and restricted shares is primarily the timing of the delivery of the underlying shares. A company that grants RSUs does not deliver the shares to the employee, non-employee director or other service providers until the vesting conditions are met. As summary of our Plan(s) activity was as follows:

2015 Plan Activity

			Shares
Date	Persons	Type	Granted	Vesting *
01/04/16	Four non-employee directors	Restricted shares	26,640	Three installments on August 8, 2016, 2017, and 2018
01/04/16	One non-employee director	RSU's	6,660	Three installments on August 8, 2016, 2017, and 2018
05/11/16	One non-employee director	Restricted shares	1,864	Three installments on August 8, 2016, 2017, and 2018
05/26/16	One employee	Restricted shares	90,000	Four installments on May 26, 2017, 2018, 2019 and 2020
08/08/16	Five non-employee directors	Restricted shares	40,540	Three installments on August 8, 2017, 2018, and 2019
08/08/16	One non-employee director	RSU's	8,108	Three installments on August 8, 2017, 2018, and 2019
09/06/16	One employee	Restricted shares	40,000	Four installments on September 6, 2017, 2018, 2019 and 2020
			213,812

2016 CEO Plan Activity

			Shares
Date	Persons	Type	Granted	Vesting *
01/10/17	200 Employees	Restricted shares	716,550	Three installments on January 10, 2017, 2018, and 2019

* There are no performance obligations for any of the shares listed.

On January 10, 2017, the Company granted 716,550 restricted shares under the CEO Allocation Plan with a fair value of $9.65 per share as of the grant date.

The following table is a summary of restricted stock and RSU activity under the Company’s 2015 Plan:

	Restricted Shares and RSU’s	Weighted Average Grant Date Fair Value
Restricted shares and RSUs awarded as of December 31, 2015	-	$-
Granted	213,812	9.97
Vested	(11,721)	11.20
Forfeited	-	-
Restricted shares and RSUs awarded as of December 31, 2016	202,091	$9.90

Stock Options

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

Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted under the Lindblad Plan and 2015 Plan were estimated using the following assumptions:

	Option grants
			Weighted
			Average
	12/11/14	11/10/15	2016
Stock price	$5.02	$10.58	$9.63
Exercise price	1.76	10.58	9.63
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00%	60.00%	60.00%
Risk-free interest rate	2.19%	1.72%	1.18%
Expected term	5.11	5.11	5.11

The following table is a summary of activity under the Lindblad Plan and 2015 Plan:

			Weighted
		Weighted	Average
	* Option	Average Exercise	Contractual * Life	Aggregate Intrinsic
	Shares	* Price	(Years)	* Value
Options outstanding as of December 31, 2013	1,992,782	$0.11	9.0	$6,926,869
Granted	3,821,696	1.76
Exercised	(1,182,798)	0.11
Forfeited	-	-
Options outstanding as of December 31, 2014	4,631,680	1.47	9.7	$16,315,198
Granted	300,000	10.58
Exercised	(2,082,609)	1.12
Forfeited	-	-
Options outstanding as of December 31, 2015	2,849,071	2.69	3.7	$23,992,814
Granted	220,000	9.63
Exercised	(638,223)	1.76
Forfeited	(300,000)	10.58
Options outstanding as of December 31, 2016	2,130,848	$2.57	2.8	$14,654,221

Vested and expected to vest after December 31, 2016	2,130,848	$2.57	2.8	$14,654,221

Exercisable as of December 31, 2013	1,992,782	$0.11
Vested	-	-
Exercised	(1,182,798)	0.11
Forfeited	-	-
Exercisable as of December 31, 2014	809,984	0.11
Vested	1,272,625	1.76
Exercised	(2,082,609)	1.12
Forfeited	-	-
Exercisable as of December 31, 2015	-	-
# Vested	638,223	1.76
Exercised	(638,223)	1.76
Forfeited	-	-
Exercisable as of December 31, 2016	-	$1.76

*Option shares and values were adjusted for conversion at the merger date, July 8, 2015.

# Vested shares do not include 955,424 share vested as of December 31, 2016 but not exercisable until January 1, 2017.

Stock Compensation expense

Total stock compensation (in thousands) by award type included in general and administrative expenses in our Consolidated Statements of Income were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stock options	$5,035	$4,913	$274
Restricted stock	376	-	-
Total	$5,411	$4,913	$274

Total unrecognized stock compensation expense (in thousands) and expected weighted average life (in years) by award type as of December 31, 2016, 2015 and 2014 were as follows:

	Unrecognized Compensation Expense	Weighted Average Life (years)
Stock options - As of December 31, 2014	14,291	2.9
Stock options - As of December 31, 2015	$11,041	2.6

Stock options	$5,635	1.5
Restricted stock	1,755	3.1
As of December 31, 2016	$7,390	1.9

NOTE 12 – RELATED PARTY TRANSACTIONS – SHAREHOLDER LOANS

Other than as described below, since January 1, 2015, the Company has not entered into, and there are no currently proposed, related party transactions.

Capitol Acquisition Corp. II

All of the initial shares of common stock issued by Capitol to its sponsor and initial stockholders (Capitol Acquisition Management 2 LLC, L. Dyson Dryden, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha) were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the date of the consummation of the Capitol’s merger with Lindblad (July 8, 2016) including certain founder forfeiture shares which are subject to forfeiture in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following July 8, 2015. The portion of the founder shares not subject to forfeiture were released from escrow following July 8, 2016. The founder forfeiture shares remain in escrow and will be released from escrow when and if the conditions for release set forth above are satisfied.

Commencing on May 10, 2013, Capitol paid Venturehouse Group, LLC, an affiliate of Mark D. Ein, a fee of $7,500 per month for providing Capitol with office space and certain office and administrative services through the initial business combination of July 8, 2015. This arrangement was solely for Capitol’s benefit and was not intended to provide Mr. Ein compensation in lieu of a salary. For the years ended December 31, 2015 and 2014, the aggregate cash fee paid to Venturehouse Group, LLC was $45.0 thousand and $90.0 thousand, respectively.

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

The holders of Capitol’s initial shares, as well as the holders of the sponsor warrants and all note conversion warrants are entitled to registration rights pursuant to an agreement signed in connection with Capitol’s initial public offering. The Company filed a Form S-3 resale registration statement required by such registration rights agreement that was declared effective by the Securities and Exchange Commission on September 16, 2015.

Capitol reimbursed its officers and directors for reasonable out-of-pocket business expenses incurred by them in connection with certain activities on its behalf such as identifying and investigating possible target businesses and business combinations prior to the initial business combination. As of July 8, 2015, Capitol had reimbursed its initial stockholders approximately $0.1 million for out-of-pocket business expenses incurred by them in connection with activities on its behalf.

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

Lindblad Expeditions, Inc.

On November 3, 2014, LEX and Sven-Olof Lindblad entered into a certain Loan and Security Agreement (“Loan Agreement”) and a certain Promissory Note made by Mr. Lindblad in favor of LEX for a maximum aggregate principal amount of up to $3.5 million. The interest rates of the Promissory Note were the applicable federal rate for loans of equal tenor for the months in which amounts were provided to Mr. Lindblad by LEX, as published by the Internal Revenue Service for purposes of Section 1274(d) of the Internal Revenue Code. Mr. Lindblad pledged his right, title and interest in and to all of the issued and outstanding shares of capital stock of LEX held by him to LEX as collateral for repayment of the Promissory Note. The Promissory Note was satisfied and the Loan Agreement terminated on March 9, 2015 pursuant to the Assignment and Assumption Agreement described below. Prior to such satisfaction and termination, approximately $2.8 million had been advanced by LEX to Mr. Lindblad and no principal or interest had been repaid by Mr. Lindblad.

On March 9, 2015, Mr. Lindblad and LEX entered into an Assignment and Assumption Agreement pursuant to which Mr. Lindblad (i) assigned and transferred to LEX his right to receive a $5.0 million fee payable by DVB and (ii) exercised his outstanding option to purchase 2,857 shares of LEX’s stock for an aggregate exercise price of $92.5 thousand. In exchange for the assignment to LEX of the fee payable by DVB, all of Mr. Lindblad’s obligations under the Loan Agreement described above were deemed satisfied in full, the Loan Agreement and related Promissory Note were terminated, and Mr. Lindblad’s obligation to pay the aggregate exercise price for the exercise of the option described above was satisfied in full. Following receipt of the fee from DVB, LEX paid to Mr. Lindblad an amount equal to (a) the fee paid by DVB, less (b) the outstanding amount of principal and interest owed under the Loan Agreement at the time of entry into the Assignment and Assumption Agreement, the aggregate exercise price payable in connection with the exercise of the option, and a collection premium equal to one percent of the outstanding amount of principal and interest payable in connection with the loan, and less (c) any required withholding taxes.

Prior to the debt refinancing and the completion of the purchase of CFMF on May 8, 2015, CFMF served as the junior lender pursuant to LEX’s junior credit facility. CFMF was deemed to have control of LEX through (a) CFMF’s possession of a warrant to purchase 60% of LEX for nominal consideration that could be exercised at any time and (b) a shareholder agreement between CFMF and LEX under which CFMF was declared to be in control of LEX and for which CFMF was awarded two of the three seats on LEX’s Board of Directors. On December 11, 2014, LEX entered into a Profit Participation Loan Purchase Agreement with DVB, a Profit Participation Rights Purchase Agreement with Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH& Co. KG, and a Stock Purchase Agreement with Cruise/Ferry Finance Partners Private Foundation. These three agreements enabled LEX to purchase the financial and equity interests in CFMF in order to recapture and extinguish a warrant to purchase 60% of the outstanding equity of LEX on a fully diluted basis. On December 11, 2014, the date of the purchase agreements, an initial payment of $25.0 million was made to DVB under the Profit Participation Loan Purchase Agreement. The remaining payments of (i) $22.7 million to DVB, (ii) $48.4 million to Buss Kreuzfahrtfonds 1 GmbH & Co. KG and Buss Kreuzfahrtfonds 2 GmbH & Co. KG, as increased by $339,100 per month from December 31, 2014 until the close of the transaction, and (iii) $1.00 to Cruise/Ferry Financing Partners Private Foundation were made on May 8, 2015. DVB served as agent and security trustee under LEX’s credit facilities prior to the refinancing on May 8, 2015, and was one of the Senior Lenders under the then current senior credit facility. In connection with the purchase of CFMF completed on May 8, 2015, the senior credit facility was paid off and the junior credit facility was cancelled.

The Company and National Geographic collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. During calendar year 2016, LEX paid an aggregate of $4.9 million to National Geographic under these agreements, which are included within selling and marketing expenses on the accompanying consolidated statements of income. The extension of the agreements between LEX and National Geographic in connection with the mergers was contingent on the execution by Mr. Lindblad of an option agreement granting National Geographic the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of Capitol’s common stock as July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan, 15,600,000 shares issuable upon the exercise of warrants and 1,250,000 shares of escrowed common stock, unless such escrowed shares are released from escrow, in which case such shares will be included in the 5% calculation).

Natural Habitat partners with World Wildlife Fund, which is a leading conservation organization whose mission is to conserve nature and reduce the most pressing threats to the diversity of life on Earth. Natural Habitat partners with WWF to offer conservation travel, sustainable travel that directly protects nature through a license agreement that allows Natural Habitat to use the WWF name and logo in return for a royalty fee through 2023. During calendar year 2016, Natural Habitat paid an aggregate of $0.5 million to WWF under this agreement and recorded the corresponding expense in selling and marketing expenses on the accompanying consolidated statements of income.

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

NOTE 13 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

As of December 31, 2016, total assets for the Lindblad segment and Natural Habitat segment were $366.0 million and $41.7 million, respectively. As of December 31, 2016 there was $22.1 million in goodwill and $5.6 million in intangibles, net on the accompanying consolidated balance sheet that were related to the Natural Habitat segment.

For the year ended December 31, 2016, tradenames and customer list amortization of $0.1 million and $0.5 million, respectively, was related to the Natural Habitat segment. For the year ended December 31, 2016 there was $0.9 million in depreciation and amortization and $0.1 million in capital expenditures related the Natural Habitat segment. There was $0.5 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation for the year ended December 31, 2016. For the year ended December 31, 2016, amortization expense related to operating rights was $0.7 million for the Lindblad segment. Depreciation and amortization expense and capex for the year ended December 31, 2016 was $16.2 million and $75.9 million, respectively for the Lindblad segment.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, and results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the years ended December 31, 2016, 2015 and 2014, the following operating results were:

	For the Years Ended December 31,
(In thousands)	2016	2015	Change	%	2014	Change	%
Tour revenues:
Lindblad	$207,836	$209,985	$(2,149)	(1%)	$198,459	$11,526	6%
Natural Habitat	34,510	-	34,510	NA	-	-	NA
Total tour revenues	$242,346	$209,985	$32,361	15%	$198,459	$11,526	6%

Operating income:
Lindblad	$11,794	$15,502	$(3,708)	(24%)	$30,420	$(14,918)	(49%)
Natural Habitat	2,187	-	2,187	NA	-	-	NA
Total operating income	$13,981	$15,502	$(1,521)	(10%)	$30,420	$(14,918)	(49%)

NOTE 14 – QUARTERLY FINANCIAL DATA – UNAUDITED

The following presents quarterly financial data for the years ended December 31, 2016 and 2015:

	Fiscal Year 2016
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Tour revenues	$61,573	$53,871	$70,774	$56,128	$242,346
Gross profit	$36,299	$24,481	$38,328	$24,261	$123,369
Net income (loss)	$10,467	$(4,494)	$7,447	$(8,361)	$5,059
Diluted earnings (loss) per share	$0.23	$(0.10)	$0.16	$(0.19)	$0.10

	Fiscal Year 2015
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Tour revenues	$55,421	$49,531	$58,561	$46,472	$209,985
Gross profit	$31,019	$28,045	$33,118	$22,386	$114,568
Net income (loss)	$6,933	$8,835	$4,416	$(442)	$19,742
Diluted earnings (loss) per share	$0.16	$0.20	$0.10	$(0.01)	$0.43