Form 10-Q
period 2017-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2017-05-09
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2017, 45,097,891 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2017

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,782	$135,416
Restricted cash and marketable securities	13,426	9,015
Inventories	1,594	1,665
Marine operating supplies	4,096	4,142
Prepaid expenses and other current assets	22,140	20,782
Total current assets	145,038	171,020

Property and equipment, net	205,712	186,236
Goodwill	22,105	22,105
Intangibles, net	10,738	11,132
Other long-term assets	12,334	13,090
Deferred tax assets	7,965	4,118
Total assets	$403,892	$407,701

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$95,762	$91,501
Accounts payable and accrued expenses	22,551	30,662
Long-term debt - current	1,750	1,750
Total current liabilities	120,063	123,913

Long-term debt, less current portion	164,236	164,128
Other long-term liabilities	688	681
Total liabilities	284,987	288,722

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	5,199	5,170

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,138,691 and 45,659,762 issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	40,624	43,097
Retained earnings	73,077	70,707
Total stockholders' equity	113,706	113,809
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$403,892	$407,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Tour revenues	$63,128	$61,574

Cost of tours	32,603	25,275
Gross profit	30,525	36,299

Operating expenses:
General and administrative	15,101	11,188
Selling and marketing	10,296	9,618
Depreciation and amortization	3,763	4,574
Total operating expenses	29,160	25,380

Operating income	1,365	10,919

Other (expense) income:
Loss on foreign currency	246	71
Other expense	(263)	-
Interest expense, net	(2,315)	(2,748)
Total other expense	(2,332)	(2,677)

(Loss) income before income taxes	(967)	8,242

Income tax benefit	(1,592)	(2,225)

Net income	$625	$10,467

Net income attributable to noncontrolling interest	29	-

Net income attributable to Lindblad	$596	$10,467

Common stock
Net income available to common stockholders	$596	$10,467

Weighted average shares outstanding
Basic	44,707,273	45,470,155
Diluted	45,761,938	46,122,844

Earnings per share attributable to Lindblad
Basic	$0.01	$0.23
Diluted	$0.01	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders'	Redeemable Noncontrolling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance as of December 31, 2016	45,659,762	$5	$43,097	$70,707	$113,809	$5,170
Stock-based compensation	-	-	4,202	-	4,202	-
Option shares exercised and exchanged	53,113	-	(202)	-	(202)	-
Repurchase of shares and warrants	(480,864)	-	(5,572)	-	(5,572)	-
Repurchase of shares as part of CEO Allocation Plan	(93,320)	-	(901)	-	(901)	-
Retroactive application of ASU No. 2016-09 (see note 2)	-	-	-	1,774	1,774	-
Net income	-	-	-	596	596	29
Balance as of March 31, 2017	45,138,691	$5	$40,624	$73,077	$113,706	$5,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$625	$10,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,763	4,574
Amortization of National Geographic fee	727	727
Amortization of debt discount, deferred financing and other, net	552	552
Stock-based compensation expense	4,202	1,335
Deferred income taxes	(2,073)	(2,032)
Loss on currency translation	(246)	(71)
Changes in operating assets and liabilities
Inventories and marine operating supplies	116	623
Prepaid expenses and other current assets	(1,358)	(940)
Unearned passenger revenues	4,261	(6,326)
Other long-term assets	29	-
Other long-term liabilities	-	8
Accounts payable and accrued expenses	(7,861)	(9,930)
Net cash provided by (used in) operating activities	2,737	(1,013)
Cash Flows From Investing Activities
Purchases of property and equipment	(22,844)	(6,872)
Purchase of restricted cash and marketable securities	(4,411)	(7,038)
Net cash used in investing activities	(27,255)	(13,910)
Cash Flows From Financing Activities
Payment of deferred financing costs	-	(1,487)
Repayments of long-term debt	(438)	(438)
Proceeds used in exchange of option shares	(202)	(2,695)
Repurchase of shares as part of CEO Allocation Plan	(901)	-
Repurchase of warrants and common shares	(5,572)	(5,420)
Net cash used in financing activities	(7,113)	(10,040)
Effect of exchange rate changes on cash	(3)	(67)
Net decrease in cash and cash equivalents	(31,634)	(25,030)

Cash and cash equivalents as of beginning of period	135,416	206,903
Cash and cash equivalents as of end of period	$103,782	$181,873
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,601	$2,447
Income taxes	$12	$433
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$168	$1,123
Additional paid-in capital exchange proceeds used for option shares	(168)	(1,123)

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

Lindblad’s mission is to offer life-changing adventures on all seven continents and to pioneer innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews. The arrangement with National Geographic extends through December 31, 2025.

Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler, who retains a 19.9% noncontrolling interest in Natural Habitat. With the acquisition of Natural Habitat, the Company expanded its itineraries to include land- based offerings around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation and sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

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

Capitol Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, Capitol sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200.0 million. Each unit consisted of one share of Capitol’s common stock, $0.0001 par value, and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the consummation of the merger with LEX, Capitol forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion of the merger between LEX and terminating five years thereafter. As of March 31, 2017 and December 31, 2016, there were 10,673,015 and 11,186,387 warrants outstanding (inclusive of certain warrants issued to the Company’s founders on substantially the same terms as all other warrants), respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statement of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed with the SEC on March 7, 2017.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of March 31, 2017 and December 31, 2016 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries.

Reclassifications

Certain items in the condensed consolidated financial statements of the Company have been reclassified to conform to the 2017 classification. The reclassifications had no effect on previously reported results of operations or retained earnings.

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

Revenue Recognition

Tour revenue consists of guest ticket revenue recognized from the sale of guest tickets and other tour revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees. Revenue from the sale of guest tickets and other revenue are recognized gross, as the Company has the primary obligation in the arrangement, has discretion in supplier selection and is involved in the determination of the service specifications.

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

For the three months ended March 31, 2017 and 2016, the Company calculated earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 and 805-40-45 as follows:

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016
	Unaudited	Unaudited
Net income attributable to Lindblad for basic and diluted earnings per share	$596	$10,467
Weighted average shares outstanding:
Total weighted average shares outstanding, basic	44,707,273	45,470,155
Effect of dilutive securities:
Assumed exercise of stock options, treasury method	995,083	652,689
Assumed exercise of restricted shares, RSU’s, treasury method	59,582	-
Dilutive potential common shares	1,054,665	652,689
Total weighted average shares outstanding, diluted	45,761,938	46,122,844
Common stock
Net income available to common stockholders	$596	$10,467

Weighted average shares outstanding
Basic	44,707,273	45,470,155
Diluted	45,761,938	46,122,844

Earnings per share attributable to Lindblad
Basic	$0.01	$0.23
Diluted	$0.01	$0.23

As of March 31, 2017, there were 45,138,691 shares outstanding. The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Company’s Board of Directors and stockholders approved a 2015 Long-Term Incentive Plan (the “2015 Plan”), which includes the authority to issue up to 2,500,000 shares of Lindblad common stock under the 2015 Plan. As of March 31, 2017, options to purchase an aggregate of 2,035,306 shares of the Company’s common stock with a weighted average exercise price of $2.57 per share were outstanding. As of March 31, 2017 and 2016, 995,083 and 652,689, respectively, of stock options were considered to be dilutive.

As of March 31, 2017, there were 679,791 unvested restricted shares and restricted share units with a grant date weighted average value of $9.72 per share. The Company determined 59,582 of these shares were dilutive and are included in the calculation of diluted weighted average shares outstanding.

As of March 31, 2017, 10,673,015 warrants to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of March 31, 2017 and December 31, 2016, the Company’s cash held in financial institutions outside of the U.S. amounted to $3.5 million and $2.7 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of
(In thousands)	March 31, 2017	December 31, 2016
	Unaudited
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$1,530	$5,030
Federal Maritime Commission escrow	10,361	2,571
Certificates of deposit and other restricted securities	1,535	1,414
Total restricted cash and marketable securities	$13,426	$9,015

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

As of March 31, 2017, our required credit card reserves were permanently decreased by $3.5 million to $1.5 million for credit card deposits for our third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of March 31,	As of December 31,
(In thousands)	2017	2016
	Unaudited
Prepaid tour expenses	$9,246	$11,593
Prepaid client insurance	2,159	2,141
Prepaid air expense	2,027	2,432
Prepaid port agent fees	1,020	1,038
Prepaid income taxes	824	824
Prepaid corporate insurance	2,356	931
Prepaid marketing, commissions and other expenses	4,508	1,823
Total prepaid expenses	$22,140	$20,782

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

The tour and expedition industry is very capital intensive and as of March 31, 2017 and December 31, 2016, the Company owned and operated six vessels and had two new coastal vessels under construction. Therefore, the Company has a capital program that it develops for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized to the vessels and depreciated over the shorter of the improvements or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

The Company began to capitalize interest in January 2016 for its two new build coastal vessels under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the asset, and depreciate over its useful life. For the three months ended March 31, 2017, and the year ended December 31, 2016, the Company recognized $0.7 million and $1.5 million, respectively, in capitalized interest in property and equipment on the condensed consolidated balance sheet.

Goodwill

Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of Natural Habitat (see Note 1 – Business). Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. Due to the acquisition of Natural Habitat on May 4, 2016, the Company recorded goodwill in the amount of $22.1 million, in Natural Habitat’s reporting unit. The Company’s policy is to first perform a qualitative assessment to determine if Natural Habitat’s reporting unit’s carrying value is less than the fair value of the reporting unit, indicating the potential for goodwill impairment. The quantitative two step goodwill impairment calculation is then performed if the reporting unit fails the qualitative test. The Company performed a qualitative assessment for goodwill impairment as of September 30, 2016 for Natural Habitat’s reporting unit with no indication of goodwill impairment.

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

The Company operates two vessels year-round in the Galápagos National Park in Ecuador: the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved, and was updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect as of July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024 and based on the new law, the Company will begin the renewal process in 2020. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it will assume they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles, net will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of March 31, 2017 and December 31, 2016, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels and operating rights, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels and operating rights. As of March 31, 2017 and December 31, 2016, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of March 31,	As of December 31,
	2017	2016
(In thousands)	Unaudited
Accounts payable	$5,786	$7,573
Accrued other expense	3,242	5,999
Bonus compensation liability	1,089	4,186
Employee liability	2,904	3,494
Income tax liabilities	1,340	884
New build liability	4,907	4,011
Travel certificate liability	1,218	1,218
Refunds and commissions payable	531	1,454
Royalty payable	1,157	1,468
Accrued travel insurance expense	377	375
Total accounts payable and accrued expenses	$22,551	$30,662

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2017 and December 31, 2016, the Company had a liability for unrecognized tax benefits of $0.4 million, included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2017 and 2016, interest and penalties related to uncertain tax positions included in income tax expense are immaterial.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns for the current year and the three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and the four prior years remain subject to examination by tax authorities.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, non-employee directors, or other service providers in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued. To the extent that an equity award later becomes eligible to be put back to the Company, then the fair value of that award or those exercised shares is transferred out of additional paid- in-capital to a liability account and is thereafter marked-to-market annually to fair value.

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

Recent Accounting Pronouncements

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share- Based Payment Accounting” (Topic 718). The amendments in this ASU are to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company adopted this ASU during the quarter ending March 31, 2017 as required by the guidance. As a result of the new guidance, the Company recorded a de minimis current period benefit related to the exercise of stock options during the quarter ended March 31, 2017. However, the Company recorded an increase in deferred tax asset and retained earnings in the amount of $1.8 million, related to the retroactive method of applying this guidance.

In February 2016, FASB issued ASU No. 2016-02, “Leases” (Topic 842). The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB ASC and creating Topic 842, Leases. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company believes adoption of this ASU will have a material impact to the Balance Sheet presentation of the Company. The present value of current outstanding operating leases will be presented as a right of use asset on the Company’s condensed consolidated balance sheet, with a corresponding lease liability for approximately the same value. No material impact to the Company’s net income or loss is anticipated upon adoption of this ASU, with an anticipated date of adoption of the first quarter of 2019.

In January 2016, FASB issued ASU No. 2016-01, “Financial Instruments- Overall” (Topic 825-10). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. They supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for- sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has evaluated the effects adoption of this ASU will have on its condensed consolidated financial statements and found them to be immaterial.

In 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There have been multiple ASU’s issued subsequent to ASU 2014-09, each of which is listed in chronological order below with a brief summary. We are currently assessing the impact of the guidance utilizing a comprehensive approach to assess the impact of the guidance on our revenue by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent and variable consideration. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. We currently expect to adopt all of the new guidance related to revenue recognition, beginning in the first quarter of 2018. A summary of subsequent ASU’s related to ASU 2014-09 is as follows:

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

NOTE 3 – LONG-TERM DEBT

	As of March 31, 2017 (Unaudited)			As of December 31, 2016
		Discount			Discount
		and Deferred	Balance,		and Deferred	Balance,
		Financing	net of		Financing	net of
(In thousands)	Principal	Costs, net	discount	Principal	Costs, net	discount
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	171,938	(8,477)	163,461	172,375	(9,022)	163,353
Total long-term debt	174,463	(8,477)	165,986	174,900	(9,022)	165,878
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$172,713	$(8,477)	$164,236	$173,150	$(9,022)	$164,128

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Credit Facility

On March 7, 2016, the Company entered into a second amended and restated credit agreement with Credit Suisse (“Restated Credit Agreement”), amending its senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for $175.0 million senior secured first lien term loan facility (consisting of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of the Company’s foreign subsidiaries (the “Cayman Loan”, and together with the U.S. Term Loan, (the “Loans”)) and a $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit subfacility. The Company’s obligations under the Restated Credit Facility are secured by substantially all the assets of the Company.

Borrowings under the Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of March 31, 2017, the interest rate was 5.82%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020. As of March 31, 2017, the Company had no borrowings under the Revolving Credit Facility.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of March 31, 2017, the Company was in compliance with the financial covenants.

For the three months ended March 31, 2017 and 2016, total debt discount and deferred financing costs charged to amortization and interest expense was $0.6 million for each respective period.

NOTE 4 – ACQUISITION

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, an adventure travel and ecotourism company based in Colorado. The acquisition provides the Company with a platform to expand our land-based expeditions with a strong, trusted brand complementary to Lindblad. In 2016, the Company incurred $1.0 million of acquisition costs related to the acquisition of Natural Habitat, which is included in general and administrative expenses in the Company’s consolidated statements of income.

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

Acquisition of Natural Habitat, Inc.:

(In thousands)

As of Acquisition Date

Cash consideration	$14,850
Long-term debt - non-cash	2,525
Lindblad restricted shares (264,208 shares) - non-cash	2,650
Total purchase price	$20,025

Assets acquired:
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

The acquired business contributed revenues of $9.9 million and operating income of $0.1 million to Lindblad Expeditions for the three months ended March 31, 2017.

The following unaudited pro forma summary presents consolidated information of Lindblad Expeditions as if the business combination had occurred on January 1, 2016:

Pro Forma for Period Ended March 31, 2016
Unaudited
(In thousands)
Revenues	$70,294
Operating income	$10,956

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Natural Habitat to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, with tax effects.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to the annual maximum of $2,100 and $1,800 as of March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, the Company’s benefit plan contribution amounted to $0.1 million. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

The Company’s Board of Directors has approved a $35.0 million stock and warrant repurchase plan authorizing the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. For the three months ended March 31, 2017, the Company purchased 513,372 warrants for $1.1 million and 480,864 shares of the Company’s common stock for $4.5 million.

2017 Long-Term Incentive Compensation

In March 2017, the Company’s compensation committee (or a subcommittee thereof) approved awards of restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan.

The Company granted 171,393 RSUs on April 3, 2017 at a grant price of $8.98. The RSU’s will vest in three equal annual installments following the April 2017 grant date, subject to the recipient’s continued employment or service with us or our subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. On April 3, 2017, the Company awarded $1.1 million targeted PSUs with the number of shares determined based upon the closing price of our common stock on March 31, 2017 of $8.96.

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan and in June 2016, the Company’s stockholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company may grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash- based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that are issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

On January 10, 2017, Mr. Lindblad contributed, and the Company granted, 716,550 restricted shares at a grant price of $9.65. The grants vest in three equal installments with the first vesting date of January 10, 2017 and the remaining two vesting dates of January 10, 2018 and 2019, respectively. On January 10, 2017, 238,850 restricted shares vested, with 93,320 of such shares withheld by the Company in order to pay the payroll withholdings to cover the transactions.

Stock Options

During March 2017, 95,542 options were exercised. Using the market price at the date of exercise of $8.72 per share and the grant price of $1.76 per share, 19,284 shares were transferred to provide the $0.2 million required to exercise the options. In addition, 23,145 of such shares were withheld by the Company in order to pay the payroll withholding taxes for the transactions. The balance of the option shares of 53,113 shares were issued as a result of the transactions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels at a purchase price of $48.0 million and $46.8 million, respectively, subject to change orders.

The Builder is required to deliver the vessels in the second quarter of 2017 and the second quarter of 2018, respectively, subject to extension for certain events, such as change orders. The Company may terminate the applicable Agreements in the event the Builder fails to deliver the vessel within 180 days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreements also contain customary representations, warranties, covenants, and indemnities. As of March 31, 2017, the Company has paid Ice Floe, LLC $44.8 million and $12.6 million related to the National Geographic Quest and National Geographic Venture, respectively, related to the above contracts.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three months ended March 31, 2017 and 2016 totaled $1.2 million and $1.3 million, respectively.

The balances outstanding to National Geographic as of March 31, 2017 and December 31, 2016 are $1.2 million and $1.5 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund (“WWF”), which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of income. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the three months ended March 31, 2017, these fees totaled $0.2 million.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels on which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2017 (nine months)	7,512
2018	10,095
2019	2,849
2020	272
Total	$20,728

Insurance Revenue

During the first quarter, the Company recognized $1.9 million of insurance revenue related to cancelled voyages on the National Geographic Orion. Recorded revenue does not include any contested claims, and the amount recognized is recorded in tour revenues in the Company’s condensed consolidated statements of income.

NOTE 8 – SEGMENT INFORMATION

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, and results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the three months ended March 31, 2017 and 2016 operating results were:

	For the Three Months Ended
	March 31,
(In thousands)	2017	2016	Change	%
	Unaudited	Unaudited
Tour revenues:
Lindblad	$53,202	$61,574	$(8,372)	(14)%
Natural Habitat	9,926	-	9,926	NA
Total tour revenues	$63,128	$61,574	$1,554	3%

Operating income:
Lindblad	$1,266	$10,919	$(9,653)	(88)%
Natural Habitat	99	-	99	NA
Total operating income	$1,365	$10,919	$(9,554)	(88)%

As of March 31, 2017, total assets for the Lindblad segment and Natural Habitat segment were $362.5 million and $41.4 million, respectively. As of March 31, 2017 there was $22.1 million in goodwill and $5.4 million in intangibles, net on the accompanying consolidated balance sheet that were related to the Natural Habitat segment.

For the three months ended March 31, 2017, tradenames and customer list amortization of $0.2 million was related to the Natural Habitat segment. For the three months ended March 31, 2017, there was $0.3 million in depreciation and amortization and $0.1 million in capital expenditures related to the Natural Habitat segment. There was $0.2 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation for the three months ended March 31, 2017. For the three months ended March 31, 2017, amortization expense related to operating rights was $0.2 million for the Lindblad segment. Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $3.4 million and $4.6 million, respectively, for the Lindblad segment. Capital expenditures for the Lindblad segment for the three months ended March 31, 2017 and for the year ended December 31, 2016, was $22.8 million and $75.9 million, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with its unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as its audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2016 on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	compliance with laws and regulations,

●	compliance with the financial and/or operating covenants in our Second Amended & Restated Credit Agreement (“Restated Credit Agreement”);

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc. and its subsidiaries.

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

We currently operate a fleet of six owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a strategic business alliance with the National Geographic Society (“National Geographic”) founded on a shared interest in exploration, research, technology, and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining, and other experiences throughout their voyage. Our arrangement with National Geographic extends through December 31, 2025.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. However, the downward pressure on fuel prices has become evident in all areas of the world in which we operate. Fuel costs represented 3.3% and 4.1% of our Lindblad segment tour revenues for the three months ended March 31, 2017 and 2016, respectively.

In December 2015, we entered into two separate contracts with Ice Floe LLC, to build two vessels for delivery in the second quarter of 2017 and 2018. These 236-foot vessels are expected to have capacity of approximately 100 guests each and management considers this investment to be an important step to meet increasing demand for our offerings. As of March 31, 2017 we have spent $44.8 million and $12.6 million, respectively related to these two contracts with Ice Floe, LLC. The two new-build coastal vessels are currently proceeding on schedule. The first vessel, National Geographic Quest, is expected to launch on June 26, 2017 and will sail in Alaska and British Columbia during the summer of 2017 before voyaging to Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. The second vessel, National Geographic Venture, is expected to launch in June of 2018.

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

In the fourth quarter of 2016, the National Geographic Orion experienced an issue with its main engine and as a result we cancelled four voyages during the first quarter of 2017 for necessary engine repairs. In addition, in the first quarter of 2017, the National Geographic Sea Lion cancelled two voyages to repair the onboard air conditioning system. The impact of the cancellations during the quarter was approximately $9.1 million in tour revenues, which included lost ticket revenues of approximately $11.0 million, offset by $1.9 million in insurance revenues related to the National Geographic Orion cancellations. The adjusted EBITDA impact due to the voyage cancellations was approximately $6.5 million.

Our Annual Report on Form 10-K for the year ended December 31, 2016 provides additional information about our business operations and financial condition.

The discussion and analysis of our financial condition and results of operations are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2017 and 2016;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Gross Yield represents tour revenues less insurance proceeds divided by Available Guest Nights.

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

Net Cruise Cost Excluding Fuel represents Net Cruise Cost excluding fuel costs.

Net Revenue represents tour revenues less insurance proceeds, commissions and direct costs of other tour revenues.

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

Seasonality

Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue recorded in the fourth quarter from polar bear tours.

Results of Operations - Consolidated

	For the Three Months Ended March 31,
(In thousands, except per share data)	2017	2016	Change	%
Tour revenues	$63,128	$61,574	$1,554	3%
Cost of tours	32,603	25,275	7,328	29%
Gross profit	30,525	36,299	(5,774)	(16)%
General and administrative	15,101	11,188	3,914	35%
Selling and marketing	10,296	9,618	678	7%
Depreciation and amortization	3,763	4,574	(811)	(18)%
Operating income	$1,365	$10,919	$(9,555)	(88)%
Net income	625	10,467	(9,842)	(94)%
Earnings per share attributable to Lindblad
Basic	$0.01	$0.23	$(0.22)
Diluted	0.01	0.23	$(0.22)

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016 - Consolidated

Tour Revenues

Tour revenues increased $1.6 million, or 3%, to $63.1 million for the three months ended March 31, 2017 compared to $61.6 million for the three months ended March 31, 2016. The increase was primarily a result of $9.9 million in added tour revenues from the acquisition of Natural Habitat, mostly offset by a decrease in Lindblad segment revenue due largely to the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion in the first quarter of 2017. Excluding these voyage cancellations, we estimate that our tour revenue would have increased $10.7 million or 17% to $72.3 million for the first quarter of 2017.

Cost of Tours

Total cost of tours increased $7.3 million, or 29%, to $32.6 million for the three months ended March 31, 2017 compared to $25.3 million for the three months ended March 31, 2016. The increase was primarily a result of $6.2 million from the acquisition of Natural Habitat and $1.1 million increase in cost of tours in the Lindblad segment as a result of additional charter expeditions during the first quarter of 2017, partially offset by lower fuel costs and costs from the cancelled voyages.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million, or 35%, to $15.1 million for the three months ended March 31, 2017 compared to $11.2 million for the three months ended March 31, 2016. The increase was primarily a result of $2.9 million in stock compensation expense primarily as a result of the 2016 CEO Allocation Plan (which provides our CEO the ability to transfer shares from his existing holdings in the Company to eligible employees), and $2.3 million in added expenses from the acquisition of Natural Habitat, partially offset by lower employee costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.7 million, or 7%, to $10.3 million for the three months ended March 31, 2017 compared to $9.6 million for the three months ended March 31, 2016. The increase was primarily a result of additional expenses from the acquisition of Natural Habitat.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2017 and 2016 were $3.8 million and $4.6 million, respectively. The $0.8 million decrease was primarily related to the accelerated depreciation for the National Geographic Endeavour during 2016, ahead of the vessel’s December 2016 retirement, offset by an additional $0.3 million in depreciation expense related to Natural Habitat.

Other Expense

Other expenses were $2.3 million for the three months ended March 31, 2017 compared to $2.7 million for the three months ended March 31, 2016. The $0.4 million decline was primarily due to the reduction of interest expense due to higher capitalized interest related to the construction of the National Geographic Quest and National Geographic Venture.

Net Income

Net income for the first quarter was $0.6 million as compared with net income of $10.5 million in the first quarter of 2016. The $9.8 million decrease is primarily due to lower operating results and $2.9 million of additional stock based compensation expense in the current year. The increase in stock compensation was primarily related to grants under the 2016 CEO Share Allocation Plan.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the Three Months Ended
	March 31,
(In thousands)	2017	2016	Change	%

Tour revenues:
Lindblad	$53,202	$61,574	$(8,372)	(14)%
Natural Habitat	9,926	-	9,926	NA
Total tour revenues	$63,128	$61,574	$1,554	3%
Impact of voyage cancellations	9,140	-	9,140	NA
Total tour revenues excluding voyage cancellations	$72,268	$61,574	$10,694	17%

Operating income:
Lindblad	$1,266	$10,919	$(9,653)	(88)%
Natural Habitat	99	-	99	NA
Total operating income	$1,365	$10,919	$(9,554)	(87)%
Impact of voyage cancellations	6,464	-	6,464	NA
Total operating income excluding voyage cancellations	$7,829	$10,919	$(3,090)	(28)%

Adjusted EBITDA:
Lindblad	$9,842	$17,555	$(7,713)	(44)%
Natural Habitat	422	-	422	NA
Total adjusted EBITDA	$10,264	$17,555	$(7,291)	(42)%
Impact of voyage cancellations	6,464	-	6,464	NA
Total adjusted EBITDA excluding voyage cancellations	$16,728	$17,555	$(827)	(5)%

The impact of the cancelled voyages on tour revenues was calculated as booked tour revenue at the time of cancellation less insurance proceeds. The impact of the cancelled voyages on operating income and adjusted EBITDA was calculated as booked tour revenue at the time of cancellation less insurance proceeds and estimated operating costs.

Results of Operations – Lindblad Segment

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016 – Lindblad Segment

Tour Revenues

Tour revenues decreased $8.4 million, or 14%, to $53.2 million for the three months ended March 31, 2017 compared to $61.6 million for the three months ended March 31, 2016. The decrease was primarily the result of the voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017, and due to lower occupancy for the first quarter of 2017 compared to 2016. Excluding the impact of the voyage cancellations, we estimate that tour revenues would have increased 17% to $72.3 million.

Operating Income

Operating income decreased $9.7 million, or 88%, to $1.3 million for the three months ended March 31, 2017 compared to $10.9 million for the three months ended March 31, 2016. This decrease was primarily related to lost operating income as a result of cancelled voyages for the National Geographic Orion and National Geographic Sea Lion in the first quarter of 2017, an increase of $2.9 million in stock compensation expense primarily due to the CEO Allocation Plan and an additional $1.1 million in cost of tours related to additional charter expeditions during the first quarter of 2017, offset by lower fuel costs and the impact of cancelled voyages. Excluding the estimated $6.5 million impact of cancelled voyages, we estimate operating income would have been $7.7 million as compared with $10.9 million in 2016.

Results of Operations – Natural Habitat Segment

As a result of the acquisition of Natural Habitat, we began to include the results of operations for Natural Habitat as a separate segment on May 5, 2016. Natural Habitat reported $9.9 million in tour revenues and $0.1 million in operating income for the three months ended March 31, 2017.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA for the three months ended March 31, 2017 and 2016. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

(In thousands)	For the Three Months Ended March 31,
	2017	2016
Net income	$625	$10,467
Income tax (benefit) expense	(1,592)	(2,225)
Interest expense, net	2,315	2,748
Depreciation and amortization	3,763	4,574
Loss on foreign currency	(246)	(71)
Other expense (income), net	263	-
Stock-based compensation	4,202	1,335
National Geographic fee amortization	727	727
Reorganization costs	207	-
Adjusted EBITDA - Consolidated	10,264	17,555
Impact of voyage cancellations	6,464	-
Adjusted EBITDA - Consolidated excluding impact of voyage cancellations	$16,728	$17,555

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

Reconciliation of Operating Income Adjusted EBITDA
Lindblad Segment

(In thousands)	For the Three Months Ended March 31,
	2017	2016
Operating income	$1,266	$10,919
Depreciation and amortization	3,440	4,574
Stock-based compensation	4,202	1,335
National Geographic fee amortization	727	727
Reorganization costs	207	-
Adjusted EBITDA - Lindblad segment	9,842	17,555
Impact of voyage cancellations	6,464	-
Adjusted EBITDA - Lindblad segment excluding impact of voyage cancellations	$16,306	$17,555

Reconciliation of Operating Income Adjusted EBITDA
Natural Habitat

(In thousands)	For the Three Months Ended March 31,
2017
Operating income	$99
Depreciation and amortization	323
Adjusted EBITDA - Natural Habitat segment	$422

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Available Guest Nights	42,722	51,857
Guest Nights Sold	37,064	47,619
Occupancy	86.8%	91.8%
Maximum Guests	5,268	5,708
Number of Guests	4,601	5,284
Voyages	81	79

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2017 and 2016. Gross Yield is calculated by dividing tour revenues less insurance proceeds, by Available Guest Nights. Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

(In thousands, except for Available Guest Nights, Gross and Net Yield)	For the Three Months Ended March 31,
	2017	2016
Guest ticket revenues	$45,045	$53,914
Other tour revenues	8,157	7,660
Tour Revenues	53,202	61,574
Less: Orion Insurance Proceeds	(1,900)	-
Adjusted Tour Revenues	51,302	61,574
Less: Commissions	(4,102)	(4,287)
Less: Other tour expenses	(4,118)	(5,010)
Net Revenue	$43,082	$52,277
Available Guest Nights	42,722	51,857
Gross Yield	$1,201	$1,187
Net Yield	1,008	1,008

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2017 and 2016:

(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	For the Three Months Ended March 31,
	2017	2016
Cost of tours	$26,372	$25,275
Plus: Selling and marketing	9,311	9,618
Plus: General and administrative	12,813	11,188
Gross Cruise Cost	48,496	46,081
Less: Commission expense	(4,102)	(4,287)
Less: Other tour expenses	(4,118)	(5,010)
Net Cruise Cost	40,276	36,784
Less: Fuel expense	(1,668)	(2,530)
Net Cruise Cost Excluding Fuel	38,608	34,254
Non-GAAP Adjustments:
Stock-based compensation	(4,202)	(1,335)
National Geographic fee amortization	(727)	(727)
Adjusted Net Cruise Cost Excluding Fuel	$33,679	$32,192
Adjusted Net Cruise Cost	$35,347	$34,722
Available Guest Nights	42,722	51,857
Gross Cruise Cost per Available Guest Night	$1,135	$889
Net Cruise Cost per Available Guest Night	943	709
Net Cruise Cost Excl. Fuel per Available Guest Night	904	661
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	788	621
Adjusted Net Cruise Cost per Available Guest Night	827	670

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 31, 2017 and 2016

Net cash provided by (used in) operating activities increased by $3.7 million for the three months ended March 31, 2017 to a source of cash of $2.7 million compared with a use of cash of $1.0 million for the three months ended March 31, 2016, primarily as a result of an increase in unearned revenue.

Net cash used in investing activities was $27.3 million for the three month period ended March 31, 2017 compared to $13.9 million for the three month period ended March 31, 2016. The $13.4 million increase was primarily related to purchases of property and equipment related to growth capital expenditures for our two new build vessels and payment of our annual Federal Maritime Commission escrow.

Net cash used in financing activities was $7.1 million for the three months ended March 31, 2017 compared to $10.0 million for the three months ended March 31, 2016. The $2.9 million difference was primarily related to the exercise of option shares and payment of deferred financing costs related to the Restated Credit Agreement in 2016.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Agreement and the merger, we had net working capital of $24.9 million and $47.1 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had $103.8 million in cash and cash equivalents, excluding restricted cash.

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, the Board of Directors approved an increase of $15.0 million to a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. For the three months ended March 31, 2017, the Company purchased 513,372 warrants for $1.1 million and 480,864 shares of the Company’s common stock for $4.5 million. We have cumulatively purchased 5,426,985 warrants for $13.9 million and 789,582 common shares for $7.5 million, since plan inception to March 31, 2017.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively subject to change orders. As of March 31, 2017, we have spent $44.8 million and $12.6 million related to these contracts for the construction of the National Geographic Quest and the National Geographic Venture, respectively. The new build process will expose us to certain risks typically associated with new ship construction, which we are prepared to manage through detailed planning and close monitoring by our internal marine team. The purchase of the ships will be funded through a combination of cash available on our balance sheet, our revolving credit facility and excess cash flows generated by our existing operations.

As of March 31, 2017, we had approximately $166.0 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our new builds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Covenants

On March 7, 2016, we entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our existing $175.0 million senior secured first lien term loan facility and a $45.0 million senior secured incremental revolving credit facility, which includes a $5.0 million letter of credit subfacility. Borrowings under the term loan facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1%) plus a spread of 4.50% and mature on May 8, 2021. Borrowings under the revolving credit facility will bear interest at an adjusted ICE Benchmark administration LIBO Rate plus a spread of 4.00%, or, at our option, an alternative base rate plus a spread of 3.00%. We are also required to pay a 0.50% annual commitment fee on undrawn amounts under the revolving credit facility, which matures on May 8, 2020. Our obligations under the Restated Credit Facility are secured by substantially all of our assets. As of March 31, 2017, the Company had no borrowings under the revolving credit facility.

The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Restated Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of March 31, 2017, the net leverage ratio was 4.25 to 1 and we were in compliance with the financial covenants.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report on Form 10-K filed on March 7, 2017 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 7, 2017.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

Repurchases of Securities

On November 2, 2016, our Board of Directors approved a $15.0 million increase to the original $20.0 million Repurchase Plan, announced in November 2015, to a total of $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time.

The following table represents information with respect to purchases by us of our warrants and common stock during the three months presented:

Period	Total number of warrants purchased	Average price paid per warrant	Total number of warrants purchased as part of publicly announced plans or programs	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
				19,171,194
January 1-31, 2017	460,387	$2.15	460,387	18,710,807
February 1-28, 2017	44,285	2.18	44,285	18,666,522
March 1-31, 2017	8,700	2.14	8,700	18,657,822
Total warrants 2017	513,372	$2.15	513,372

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Balance from above
				18,657,822
January 1-31, 2017	160,496	$9.60	160,496	18,497,326
February 1-28, 2017	175,037	9.22	175,037	18,322,289
March 1-31, 2017	145,331	8.91	145,331	18,176,958
Total shares 2017	480,864	$9.25	480,864

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

[Not applicable]

ITEM 6:	EXHIBITS

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation linkbase document	Herewith
101.LAB	Taxonomy extension label linkbase document	Herewith
101.PRE	Taxonomy extension presentation linkbase document	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

