Form 10-Q
period 2017-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2017-08-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, 45,066,058 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2017

PART 1:	FINANCIAL INFORMATION

Item 1:	Financial Statements

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$99,315	$135,416
Restricted cash and marketable securities	21,261	9,015
Inventories	1,613	1,665
Marine operating supplies	4,346	4,142
Prepaid expenses and other current assets	25,562	20,782
Total current assets	152,097	171,020

Property and equipment, net	218,072	186,236
Goodwill	22,105	22,105
Intangibles, net	10,343	11,132
Other long-term assets	11,632	13,090
Deferred tax assets	8,728	4,118
Total assets	$422,977	$407,701

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$117,119	$91,501
Accounts payable and accrued expenses	21,501	30,662
Long-term debt - current	1,750	1,750
Total current liabilities	140,370	123,913

Long-term debt, less current portion	164,051	164,128
Other long-term liabilities	696	681
Total liabilities	305,117	288,722

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	5,154	5,170

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,066,058 and 45,659,762 issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	42,156	43,097
Retained earnings	70,545	70,707
Total stockholders’ equity	112,706	113,809
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$422,977	$407,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Tour revenues	$55,571	$53,871	$118,699	$115,445

Cost of tours	28,697	29,390	61,300	54,665
Gross profit	26,874	24,481	57,399	60,780

Operating expenses:
General and administrative	15,082	12,637	30,184	23,825
Selling and marketing	9,550	9,512	19,846	19,130
Depreciation and amortization	3,895	4,869	7,658	9,443
Total operating expenses	28,527	27,018	57,688	52,398

Operating (loss) income	(1,653)	(2,537)	(289)	8,382

Other income (expense):
Gain (loss) on foreign currency	577	(357)	823	(286)
Other income (expense)	107	-	(156)	-
Interest expense, net	(2,076)	(2,690)	(4,390)	(5,438)
Total other expense	(1,392)	(3,047)	(3,723)	(5,724)

(Loss) income before income taxes	(3,045)	(5,584)	(4,012)	2,658

Income tax benefit	(467)	(1,090)	(2,060)	(3,315)

Net (loss) income	$(2,578)	$(4,494)	$(1,952)	$5,973

Net loss attributable to noncontrolling interest	(45)	(148)	(16)	(148)

Net (loss) income attributable to Lindblad	$(2,533)	$(4,346)	$(1,936)	$6,121

Common stock
Net (loss) income available to common stockholders	$(2,533)	$(4,346)	$(1,936)	$6,121

Weighted average shares outstanding
Basic	44,428,947	45,670,721	44,567,588	45,570,438
Diluted	44,428,947	45,670,721	44,567,588	46,299,189

(Loss) earnings per share attributable to Lindblad
Basic	$(0.06)	$(0.10)	$(0.04)	$0.13
Diluted	$(0.06)	$(0.10)	$(0.04)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’	Redeemable Noncontrolling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance as of December 31, 2016	45,659,762	$5	$43,097	$70,707	$113,809	$5,170
Stock-based compensation	-	-	6,407	-	6,407	-
Option shares exercised and exchanged	53,113	-	(202)	-	(202)	-
Issuance of shares to board of directors	1,879	-	-	-	-	-
Repurchase of shares and warrants	(547,058)	-	(6,166)	-	(6,166)	-
Retirement of shares for employee taxes on vested shares/options	(101,638)	-	(980)	-	(980)	-
Retroactive Application of ASU 2016-09	-	-	-	1,774	1,774	-
Net loss	-	-	-	(1,936)	(1,936)	(16)
Balance as of June 30, 2017	45,066,058	$5	$42,156	$70,545	$112,706	$5,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(1,952)	$5,973
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,658	9,443
Amortization of National Geographic fee	1,454	1,454
Amortization of debt discount, deferred financing and other, net	1,096	1,166
Stock-based compensation	6,407	2,622
Deferred income taxes	(2,836)	(3,119)
(Gain) loss on currency translation	(106)	286
Changes in operating assets and liabilities
Inventories and marine operating supplies	(153)	1,103
Prepaid expenses and other current assets	(4,674)	(1,347)
Unearned passenger revenues	25,470	(924)
Other long-term assets	117	-
Other long-term liabilities	14	15
Accounts payable and accrued expenses	(9,293)	(9,828)
Net cash provided by operating activities	23,202	6,844

Cash Flows From Investing Activities
Acquisition of Natural Habitat, Inc., net of $4,904 cash acquired	-	(9,946)
Purchases of property and equipment	(38,705)	(32,896)
Purchase of restricted cash and marketable securities	(12,246)	(9,158)
Net cash used in investing activities	(50,951)	(52,000)

Cash Flows From Financing Activities
Payment of deferred financing costs	(298)	(1,565)
Repayments of long-term debt	(875)	(875)
Repurchase of employee shares as part of cashless exercise of options or vesting of restricted shares for tax purposes	(1,182)	(2,694)
Repurchase of warrants and common shares	(6,166)	(5,420)
Net cash used in financing activities	(8,521)	(10,554)
Effect of exchange rate changes on cash	169	(380)

Net decrease in cash and cash equivalents	(36,101)	(56,090)

Cash and cash equivalents as of beginning of period	135,416	206,903

Cash and cash equivalents as of end of period	$99,315	$150,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,195	$4,925
Income taxes	$748	$864

Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$168	$1,123
Additional paid-in capital exchange proceeds used for option shares	(168)	(1,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

As of June 30, 2017, Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) operated a fleet of six owned expedition ships and five seasonal charter vessels under the Lindblad brand. A new coastal vessel, the National Geographic Quest, joined the fleet in the third quarter of 2017 and the Company has contracted for another coastal vessel, expected to be completed in the second quarter of 2018.

Lindblad’s mission is to offer life-changing adventures on all seven continents and to pioneer innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica, and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with the National Geographic Society (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews. The arrangement with National Geographic extends through 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed with the SEC on March 7, 2017.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of June 30, 2017 and December 31, 2016 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries.

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

Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock, which may include options, warrants and vesting of restricted stock, which was accounted for utilizing the treasury stock method.

For the three and six months ended June 30, 2017 and 2016, the Company calculated earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 and 805-40-45 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net (loss) income attributable to Lindblad for basic and diluted earnings per share	$(2,533)	$(4,346)	$(1,936)	$6,121

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	44,428,947	45,670,721	44,567,588	45,570,438
Dilutive potential common shares	-	-	-	728,751
Total weighted average shares outstanding, diluted	44,428,947	45,670,721	44,567,588	46,299,189

Common stock
Net (loss) income available to common stockholders	$(2,533)	$(4,346)	$(1,936)	$6,121

Weighted average shares outstanding
Basic	44,428,947	45,670,721	44,567,588	45,570,438
Diluted	44,428,947	45,670,721	44,567,588	46,299,189

Earnings per share attributable to Lindblad
Basic	$(0.06)	$(0.10)	$(0.04)	$0.13
Diluted	$(0.06)	$(0.10)	$(0.04)	$0.13

The Company incurred net losses for the three and six months ended June 30, 2017 and therefore the impact of potentially dilutive common shares from outstanding stock options, restricted shares and warrants, totaling 13,354,908 shares as of June 30, 2017, were excluded from the computation of loss per share as their impact would have been anti-dilutive. For the three month period ending June 30, 2016, the Company incurred a net loss and therefore excluded potential common shares from outstanding stock options, restricted shares and warrants totaling 14,307,771 shares as of June 30, 2016 as their effect would have been anti-dilutive. For the six month period ending June 30, 2016, 728,751 stock options were deemed to be dilutive and were included in the dilutive earnings per share calculation. Unvested restricted shares totaling 125,164 and warrants totaling 12,040,937 were deemed to be anti-dilutive for the six month period ending June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of June 30, 2017 and December 31, 2016, the Company’s cash held in financial institutions outside of the U.S. amounted $4.0 million and $2.7 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments as follows:

	As of
	June 30, 2017	December 31, 2016
(In thousands)	(Unaudited)
Restricted cash and marketable securities:
Credit negotiation and credit card processor reserves	$1,530	$5,030
Federal Maritime Commission escrow	18,371	2,571
Certificates of deposit and other restricted securities	1,360	1,414
Total restricted cash and marketable securities	$21,261	$9,015

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

 During the first quarter of 2017, our required credit card reserves were permanently decreased by $3.5 million to $1.5 million for credit card deposits for our third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of June 30,	As of December 31,
	2017	2016
(In thousands)	(Unaudited)
Prepaid tour expenses	$13,506	$11,593
Prepaid client insurance	2,671	2,141
Prepaid air expense	2,726	2,432
Prepaid port agent fees	858	1,038
Prepaid income taxes	827	824
Prepaid corporate insurance	1,721	931
Prepaid marketing, commissions and other expenses	3,253	1,823
Total prepaid expenses	$25,562	$20,782

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

As of June 30, 2017 and December 31, 2016, the Company owned and operated six vessels. A new coastal vessel, the National Geographic Quest, joined the fleet in the third quarter of 2017 and the Company has contracted for another coastal vessel, expected to be completed in the second quarter of 2018. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized to the vessels and depreciated over the shorter of the improvements or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

The Company began to capitalize interest in January 2016 for its two new build coastal vessels under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the asset, and depreciate over its useful life. For the six months ended June 30, 2017, and the year ended December 31, 2016, the Company recognized $1.7 million and $1.5 million, respectively, in capitalized interest in property and equipment on the condensed consolidated balance sheet.

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

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles, net will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of June 30, 2017 and December 31, 2016, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels and operating rights, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels and operating rights. As of June 30, 2017 and December 31, 2016, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of June 30,	As of December 31,
	2017	2016
(In thousands)	(Unaudited)
Accounts payable	$5,147	$7,573
Accrued other expense	4,281	5,999
Bonus compensation liabilty	2,064	4,186
Employee liability	2,529	3,494
Income tax liabilities	900	884
New build liability	2,649	4,011
Travel certificate liability	1,251	1,218
Refunds and commissions payable	997	1,454
Royalty payable	1,298	1,468
Accrued travel insurance expense	385	375
Total accounts payable and accrued expenses	$21,501	$30,662

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2017 and December 31, 2016, the Company had a liability for unrecognized tax benefits of $0.4 million, included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the six months ended June 30, 2017 and 2016, interest and penalties related to uncertain tax positions included in income tax expense are immaterial.

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

Segment Reporting

We are an expedition and adventure travel operator with operations in two segments, Lindblad and Natural Habitat. We evaluate the performance of our business based largely on the results of our operating segments. We provide discrete financial information in total, by ship and type of ship. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. Our reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. Management performance and related compensation is primarily based on total results. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the ASC 280 requirements for aggregation.

Recent Accounting Pronouncements

In May 2017, Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The FASB Accounting Standards Codification currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award.” The broad definition has led to inconsistencies in practice. Under the new guidance, modification accounting treatment will be utilized unless all three of the following criteria have been met; the fair value of the original award is the same as the fair value of the modified award; vesting period did not change; and the classification of the award has not changed. Public business entities should apply this update prospectively for all new awards after annual reporting periods beginning December 15, 2017. The Company plans to adopt this ASU in the first quarter of 2018 as per guidance and does not expect the prospective application to have a material impact to the Company’s condensed consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

NOTE 3 – LONG-TERM DEBT

	As of June 30, 2017			As of December 31, 2016
	(Unaudited)
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	171,500	(8,224)	163,276	172,375	(9,022)	163,353
Total long-term debt	174,025	(8,224)	165,801	174,900	(9,022)	165,878
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$172,275	$(8,224)	$164,051	$173,150	$(9,022)	$164,128

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

Borrowings under the Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of June 30, 2017, the interest rate was 5.82%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020. As of June 30, 2017, the Company had no borrowings under the Revolving Credit Facility.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of June 30, 2017, the Company was in compliance with the financial covenants.

For the three months ended June 30, 2017 and 2016, total debt discount and deferred financing costs charged to amortization and interest expense was $0.6 million. For the six months ended June 30, 2017 and 2016, total debt discount and deferred financing costs charged to amortization and interest expense was $1.1 million.

NOTE 4 – ACQUISTION

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, an adventure travel and ecotourism company based in Colorado. The acquisition provided the Company with a platform to expand our land-based expeditions with a strong, trusted brand complementary to Lindblad. In 2016, the Company incurred $1.0 million of acquisition costs related to the acquisition of Natural Habitat, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016.

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

The acquired business contributed revenues of $8.3 million and operating loss of $0.7 million to Lindblad Expeditions for the three months ended June 30, 2017. For six months ended June 30, 2017 the acquired business contributed revenues of $18.3 million and operating loss of $0.6 million. For the acquisition period beginning May 5, 2016 to June 30, 2016, Natural Habitat contributed revenues of $5.7 million and operating loss of $0.8 million.

The following unaudited pro forma summary presents consolidated information of Lindblad Expeditions as if the business combination had occurred on January 1, 2016:

	Pro Forma for Three Month Period Ended	Pro Forma for Six Month Period Ended
	June 30, 2016	June 30, 2016
	Unaudited	Unaudited
(In thousands)
Revenues	$56,778	$127,072
Operating (loss) income	$(2,500)	$8,431

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Natural Habitat to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, with tax effects.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to the annual maximum of $2,100 and $1,800 as of June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, the Company’s benefit plan contribution amounted to $0.1million. For the six months ended June 30, 2017 and 2016, the Company’s benefit plan contribution amounted to $0.2 million and $0.1 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively. As of June 30, 2017 and December 31, 2016, there were 45,066,058 and 45,659,762 shares of common stock outstanding, respectively, and 10,673,015 and 11,186,387 warrants outstanding (inclusive of certain warrants issued to the Company’s founders on substantially the same terms as all other warrants), respectively.

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, increased the authorization by $15.0 million to a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. For the three months ended June 30, 2017, the Company purchased 66,194 shares of common stock for $0.6 million and for the six months ended June 30, 2017 the Company purchased 547,058 shares of common stock for $5.1 million and 513,372 warrants for $1.1 million. The Company has cumulatively purchased 5,426,985 warrants for $13.9 million and 855,776 shares of common stock for $8.1 million, since plan inception.

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

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. On April 3, 2017, the Company awarded 126,953 of targeted PSUs with the number of shares determined based upon the closing price of our common stock on March 31, 2017 of $8.96. Based on the financial statements as of June 30, 2017, the Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number PSU’s expected to vest.

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan and in June 2016, the Company’s stockholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company may grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash- based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad is authorized to transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that are issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

On January 10, 2017, Mr. Lindblad contributed to the Company and the Company thereafter granted, 716,550 restricted shares at a grant price of $9.65. The grants vest in three equal installments with the first vesting date of January 10, 2017 and the remaining two vesting dates of January 10, 2018 and 2019, respectively. On January 10, 2017, 238,850 restricted shares vested, with 93,320 of such shares withheld and retired by the Company in order to pay the payroll withholdings to cover the transactions.

Stock Options

During March 2017, 95,542 options were exercised. Using the market price at the date of exercise of $8.72 per share and the grant price of $1.76 per share, 19,284 shares were transferred to provide the $0.2 million required to exercise the options. In addition, 23,145 of such shares were withheld by the Company in order to pay the payroll withholding taxes for the transactions. The balance of the option shares of 53,113 shares were issued as a result of the transaction.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels at a purchase price of $48.0 million and $48.6 million, respectively, subject to change orders.

The builder was contracted to deliver the first vessel, National Geographic Quest, in the second quarter of 2017, subject to extension for certain events such as change orders. As of June 30, 2017 the Company has paid Ice Flo, LLC $51.6 million related to the National Geographic Quest and the vessel was delivered in July of 2017. The second vessel, the National Geographic Venture, is contracted to be delivered in the second quarter of 2018 subject to extension for certain events, such as change orders. The Company may terminate the applicable Agreement in the event the Builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities. As of June 30, 2017 the Company has paid Ice Flo, LLC $14.9 million related to National Geographic Venture.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three and six months ended June 30, 2017 totaled $1.1 million and $2.3 million, respectively, and for the three and six months ended June 30, 2016 totaled $1.2 million and $2.4 million, respectively.

The balances outstanding to National Geographic as of June 30, 2017 and December 31, 2016 are $1.3 million and $1.5 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund (“WWF”), which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, these fees totaled $0.1 million and $0.2 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels on which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(Unaudited)	(In thousands)
2017 (Six Months)	3,632
2018	9,755
2019	2,849
2020	272
Total	$16,508

Insurance Revenue

During the first quarter, the Company recorded $1.9 million of insurance revenue related to cancelled voyages on the National Geographic Orion. Recorded revenue does not include any contested claims, and the amount recognized is recorded in tour revenues in the Company’s condensed consolidated statements of operations.

NOTE 8 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

The Company evaluates the performance of its business segments based largely on operating income results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the three and six months ended June 30, 2017 and 2016, the operating results were as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(In thousands)	2017	2016	Change	%	2017	2016	Change	%

Tour revenues:
Lindblad	$47,238	$48,187	$(949)	(2%)	$100,440	$109,761	$(9,321)	(8%)
Natural Habitat *	8,333	5,684	2,649	47%	18,259	5,684	12,575	221%
Total tour revenues	$55,571	$53,871	$1,700	3%	$118,699	$115,445	$3,254	3%

Operating (loss) income:
Lindblad	$(948)	$(1,744)	$796	(46%)	$316	$9,175	$(8,859)	(97%)
Natural Habitat*	(705)	(793)	88	(11%)	(605)	(793)	188	(24%)
Total operating income	(1,653)	(2,537)	884	(35%)	(289)	8,382	(8,671)	(103%)

* 2016 results represents activity from acquisition date of May 5, 2016 - June 30, 2016.

Amortization expense related to tradename and customer list amortization for the three months ended June 30, 2017 and 2016 is $0.2 million and $0.1 million in the Natural Habitat segment. For the six months ended June 30, 2017 and 2016 amortization expense in Natural Habitat segment related to the same acquisition related intangibles is $0.4 million and $0.1 million, respectively. For more information, see note-2 regarding the Company’s policy regarding amortization of intangible assets.

(in millions)	As of June 30, 2017	As of December 31, 2016
Total Assets
Lindblad Segment	$373.1	$366.0
Natural Habitat Segment	49.9	41.7
Total Assets	$423.0	$407.7

Goodwill
Natural Habitat Segment	$22.1	$22.1
Total Goodwill	$22.1	$22.1

Intangibles, net
Lindblad Segment	$5.1	$5.5
Natural Habitat Segment	5.2	5.6
Total Intangibles, net	$10.3	$11.1

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	delays in construction of initial voyages of new vessels;

●	unexpected loss of voyages;

●	our business strategy and plans;

●	compliance with laws and regulations;

●	compliance with the financial and/or operating covenants in our Second Amended & Restated Credit Agreement (“Restated Credit Agreement”);

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Given these risks readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc. and its subsidiaries.

Business Overview

Lindblad provides expedition cruising and adventure travel experiences that include itineraries that feature up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow our guests to connect with exotic and remote places.

As of June 30, 2017, we operate a fleet of six owned expedition ships and five seasonal charter vessels under the Lindblad brand. A new coastal vessel the National Geographic Quest joined the fleet in the third quarter of 2017 and the Company has contracted for another coastal vessel expected to be completed in the second quarter of 2018. We have a strategic business alliance with the National Geographic Society (“National Geographic”) founded on a shared interest in exploration, research, technology, and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining, and other experiences throughout their voyage. Our arrangement with National Geographic extends through 2025.

We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. Fuel costs were 2% of tour revenue for three months ended June 30, 2017 and 2016 at the Lindblad segment. For the six months ended June 30, 2017 and 2016 fuel costs were 2% and 3% of tour revenue at the Lindblad segment.

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

In December 2015, we entered into two separate contracts with Ice Floe LLC, to build the National Geographic Quest and the National Geographic Venture. Management considers this investment to be an important step to meet increasing demand for our expedition cruise offerings. National Geographic Quest launched in the third quarter of 2017 and will sail in Alaska and British Columbia during the summer of 2017 before voyaging to Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. There were four voyages cancelled due to delayed delivery of the vessel that will impact full year tour revenue by approximately $3.6 million and Adjusted EBITDA by approximately $3.0 million. The National Geographic Venture is expected to launch in June of 2018.

In the fourth quarter of 2016, the National Geographic Orion experienced an issue with its main engine and as a result we cancelled four voyages during the first quarter of 2017 for necessary engine repairs. In addition, in the first quarter of 2017, the National Geographic Sea Lion cancelled two voyages to repair the onboard air conditioning system. The impact of the cancellations during the first quarter was approximately $9.1 million in tour revenues, which included lost ticket revenues of approximately $11.0 million, offset by $1.9 million in insurance revenues related to the National Geographic Orion cancellations. The Adjusted EBITDA impact due to the voyage cancellations was approximately $6.5 million.

Our Annual Report on Form 10-K for the year ended December 31, 2016 provides additional information about our business operations and financial condition.

The discussion and analysis of our financial condition and results of operations are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and six months ended June 30, 2017 and 2016;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

General and administrative

General and administrative expenses include the cost of shore side vessel support, reservations and other administrative functions, including salaries and related benefits, credit card commissions, professional fees and rent.

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

Foreign Currency Translation

The U.S. dollar is the functional currency in our foreign operations and re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

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

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income, and net (loss) income for the three and six months ended June 30, 2017 and 2016 as shown in the following table:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	Change	%	2017	2016	Change	%
Tour revenues	$55,571	$53,871	$1,700	3%	$118,699	$115,445	$3,254	3%
Cost of tours	28,697	29,390	(693)	(2%)	61,300	54,665	6,635	12%
Gross profit	26,874	24,481	2,393	10%	57,399	60,780	(3,381)	(6%)
General and administrative	15,082	12,637	2,445	19%	30,184	23,825	6,359	27%
Selling and marketing	9,550	9,512	38	0%	19,846	19,130	716	4%
Depreciation and amortization	3,895	4,869	(974)	(20%)	7,658	9,443	(1,785)	(19%)
Operating (loss) income	$(1,653)	$(2,537)	$884	(35%)	(289)	8,382	$(8,671)	(103%)
Net (loss) income	(2,578)	(4,494)	1,916	(43%)	$(1,952)	$5,973	(7,925)	(133%)
Earnings per share attributable to Lindblad
Basic	$(0.06)	$(0.10)			$(0.04)	$0.13
Diluted	(0.06)	(0.10)			(0.04)	0.13

Comparison of Three and Six Months Ended June 30, 2017 to Three and Six Months Ended June 30, 2016 – Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2017 increased $1.7 million, or 3%, to $55.6 million compared to $53.9 million for the three months ended June 30, 2016. The increase was primarily a result of $2.6 million in added tour revenues from the Natural Habitat segment, which was acquired in the second quarter of 2016, partially offset by $0.9 million of lower revenues at the Lindblad segment primarily due to lower occupancy.

Tour revenues for the six months ended June 30, 2017 increased $3.3 million, or 3%, to $118.7 million compared to $115.4 million for the six months ended June 30, 2016. The increase was primarily a result of $12.6 million in added tour revenues from the Natural Habitat segment, partially offset by a decrease of $9.3 million at the Lindblad segment due largely to the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion in the first quarter of 2017. Excluding these voyage cancellations, it is estimated tour revenues would have increased approximately $12.4 million or 11% to $127.8 million.

Cost of Tours

Total cost of tours for the three months ended June 30, 2017 decreased $0.7 million, or 2%, to $28.7 million compared to $29.4 million for the three months ended June 30, 2016. The Lindblad segment declined by $2.0 million, primarily driven by lower drydock expenses, partially offset by an increase of $1.3 million from the Natural Habitat segment due to a full quarter of results.

Total cost of tours for the six months ended June 30, 2017 increased $6.6 million, or 12%, to $61.3 million compared to $54.7 million for the six months ended June 30, 2016. The increase was primarily a result of a $7.5 million increase at the Natural Habitat segment due to a full six months of results for 2017, partially offset by a $0.9 million decline at the Lindblad segment. Lower cost of tours at the Lindblad segment were driven by a decrease in drydock and fuel expenses, which were partially offset by additional charter expeditions and costs associated with the cancelled voyages during the first quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 increased by $2.5 million to $15.1 million compared to $12.6 million for the three months ended June 30, 2016. The increase was driven by $1.4 million in added general and administrative expenses at the Lindblad segment due to higher stock based compensation associated with the CEO Allocation grant and $1.1 million at the Natural Habitat segment due to a full quarter of results for the second quarter of 2017.

General and administrative expenses for the six months ended June 30, 2017 increased by $6.4 million to $30.2 million compared to $23.8 million for the six months ended June 30, 2016. The increase was primarily a result of $3.0 million in added general and administrative costs at the Lindblad segment due to higher stock based compensation associated with the CEO Allocation grant and $3.3 million at the Natural Habitat segment due to a full six months of results in 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2017 was $9.5 million compared to $9.5 million for the three months ended June 30, 2016 as a $0.1 million decrease at the Lindblad segment was offset by a $0.1 million increase at the Natural Habitat segment.

Selling and marketing expenses for the six months ended June 30, 2017 increased $0.7 million, or 4%, to $19.8 million compared to $19.1 million for the six months ended June 30, 2016. The increase was primarily a result of $1.1 million in added selling and marketing expenses from the Natural Habitat segment due to a full six months of results in 2017, offset by a decrease of $0.4 million in the Lindblad segment.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2017 and 2016 were $3.9 million and $4.9 million, respectively. Depreciation and amortization expenses for the six months ended June 30, 2017 and 2016 were $7.7 million and $9.4 million, respectively. The $1.0 million and $1.8 million decreases were primarily related to the accelerated depreciation for the National Geographic Endeavour, recorded in 2016 and described in Note 2 –Summary of Significant Accounting Policies.

Other Expense (Income)

Other expenses were $1.4 million for the three months ended June 30, 2017 compared to $3.0 million for the three months ended June 30, 2016. The $1.6 million decrease was due to higher capitalized interest related to the construction of the National Geographic Quest and National Geographic Venture and gains on foreign currency translation.

Other expenses were $3.7 million for the six months ended June 30, 2017 compared to $5.7 million in 2016. The $2.0 million decrease was due to higher capitalized interest related to the construction of the National Geographic Quest and National Geographic Venture and gains on foreign currency translation.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(In thousands)	2017	2016	Change	%	2017	2016	Change	%

Tour revenues:
Lindblad	$47,238	$48,187	$(949)	(2%)	$100,440	$109,761	$(9,321)	(8%)
Natural Habitat *	8,333	5,684	2,649	47%	18,259	5,684	12,575	221%
Total tour revenues	$55,571	$53,871	$1,700	3%	$118,699	$115,445	$3,254	3%
Impact of voyage cancellations	-	-	-	NA	9,140	-	9,140	100%
Total tour revenues excluding voyage cancellations	$55,571	$53,871	$1,700	3%	$127,839	$115,445	$12,394	11%

Operating (loss) income:
Lindblad	$(948)	$(1,744)	$796	(46%)	$316	$9,175	$(8,859)	(97%)
Natural Habitat*	(705)	(793)	88	(11%)	(605)	(793)	188	(24%)
Total operating income	(1,653)	(2,537)	884	(35%)	(289)	8,382	(8,671)	(103%)
Impact of voyage cancellations	-	-	-	NA	6,464	-	6,464	100%
Total operating income excluding voyage cancellations	$(1,653)	$(2,537)	$884	(35%)	$6,175	$8,382	$(2,207)	(26%)

* 2016 results represents activity from acquisition date of May 5, 2016 - June 30, 2016.

The impact of the cancelled voyages on tour revenues was calculated as booked tour revenue at the time of cancellation less insurance proceeds. The impact of the cancelled voyages on operating income was calculated as booked tour revenue at the time of cancellation less insurance proceeds and estimated operating costs. The cancellation of the June 26, 2017 voyage of the National Geographic Quest due to its delayed launch is not material to the results for the three and six months ended June 30, 2017.

Results of Operations – Lindblad Segment

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment.

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and six months ended June 30, 2017 and 2016:

Guest Metrics - Lindblad Segment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Available Guest Nights	43,171	41,213	85,893	93,070
Guest Nights Sold	36,765	37,903	73,829	85,522
Occupancy	85.2%	92.0%	86.0%	91.9%
Maximum Guests	4,941	5,233	10,209	10,941
Number of Guests	4,311	4,830	8,912	10,114
Voyages	66	68	147	147

The following table shows the calculations of Gross Yield and Net Yield for the three and six months ended June 30, 2017 and 2016. Gross Yield is calculated by dividing tour revenues less insurance proceeds, by Available Guest Nights. Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Lindblad Segment

Calculation of Gross Yield and Net Yield - Lindblad Segment

(In thousands, except for Available	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Guest Nights, Gross and Net Yield)	2017	2016	2017	2016
Guest ticket revenues	$40,745	$42,610	$85,790	$96,524
Other tour revenues	6,493	5,577	14,650	13,237
Tour Revenues	47,238	48,187	100,440	109,761
Less: Orion Insurance Proceeds	-	-	1,900	-
Adjusted Tour Revenues	47,238	48,187	98,540	109,761
Less: Commissions	(3,659)	(3,480)	(7,761)	(7,768)
Less: Other tour expenses	(2,972)	(3,536)	(7,090)	(8,546)
Net Revenue	$40,607	$41,171	$83,689	$93,447
Available Guest Nights	43,171	41,213	85,893	93,070
Gross Yield	$1,094	$1,169	$1,147	$1,179
Net Yield	941	999	974	1,004

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and six months ended June 30, 2017 and 2016:

Calculation of Net Cruise Cost Metrics - Lindblad Segment

(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cost of tours	$23,168	$25,118	$49,541	$50,393
Plus: Selling and marketing	8,960	9,045	18,272	18,663
Plus: General and administrative	12,503	11,110	25,316	22,298
Gross Cruise Cost	44,631	45,273	93,129	91,354
Less: Commission expense	(3,659)	(3,480)	(7,761)	(7,768)
Less: Other tour expenses	(2,972)	(3,536)	(7,090)	(8,546)
Net Cruise Cost	38,000	38,257	78,278	75,040
Less: Fuel expense	(1,296)	(1,132)	(2,964)	(3,662)
Net Cruise Cost Excluding Fuel	36,704	37,125	75,314	71,378
Non-GAAP Adjustments:
Stock-based compensation	(2,205)	(1,287)	(6,407)	(2,622)
National Geographic fee amortization	(727)	(727)	(1,454)	(1,454)
Acquisition-related expenses	-	(892)	-	(892)
Adjusted Net Cruise Cost Excluding Fuel	$33,772	$34,219	$67,453	$66,410
Adjusted Net Cruise Cost	$35,068	$35,351	$70,417	$70,072
Available Guest Nights	43,171	41,213	85,893	93,070
Gross Cruise Cost per Available Guest Night	$1,034	$1,099	$1,084	$982
Net Cruise Cost per Available Guest Night	880	928	911	806
Net Cruise Cost Excl. Fuel per Available Guest Night	850	901	877	767
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	782	830	785	714
Adjusted Net Cruise Cost per Available Guest Night	812	858	820	753

Comparison of Three and Six Months Ended June 30, 2017 to Three and Six Months Ended June 30, 2016 – Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2017 decreased $0.9 million, or 2%, to $47.2 million compared to $48.2 million for the three months ended June 30, 2016. The change was primarily related to a $1.9 million decrease in guest ticket revenues primarily due to lower occupancy, partially offset by $0.9 million increase in other tour revenues.

Tour revenues for the six months ended June 30, 2017 decreased $9.3 million, or 8%, to $100.4 million compared to $109.8 million for the six months ended June 30, 2016. The change was primarily the result of a $10.7 million decrease in guest ticket revenues primarily due voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017 and to lower occupancy. Excluding these voyage cancellations, it is estimated tour revenues would have increased approximately $12.4 million or 11% to $127.8 million.

Operating (Loss) Income

Operating loss for the three months ended June 30, 2017 improved $0.8 million, to an operating loss of $0.9 million compared to an operating loss of $1.7 million for the three months ended June 30, 2016. This improvement was primarily related to a $1.9 million reduction in cost of tours mostly due to lower drydock costs of $1.5 million and a decrease in depreciation and amortization as a result of the accelerated depreciation related to the retirement of the National Geographic Endeavor of $1.1 million during the prior year, partially offset by an increase in general and administrative costs driven by stock compensation associated with the 2016 CEO Allocation Plan of $1.4 million.

Operating income for the six months ended June 30, 2017 decreased $8.9 million to $0.3 million compared to operating income of $9.2 million for the six months ended June 30, 2016. This decrease was primarily related to the voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017, an increase in stock based compensation due to the 2016 CEO Allocation Plan and additional charter costs, partially offset by lower drydock and fuel expenses. Excluding the impact of cancelled voyages it is estimated that operating income would have decreased approximately $2.4 million or 19% to $6.8 million.

Results of Operations – Natural Habitat Segment

As a result of the acquisition of Natural Habitat, we began to include the results of operations for Natural Habitat as a separate segment on May 5, 2016. For the period beginning May 5, 2016 and ending on June 30, 2016, Natural Habitat reported $5.7 million in tour revenues and an operating loss of $0.8 million for three and six months ending June 30, 2016. For the three and six months ended June 30, 2017, Natural Habitat segment reported tour revenues of $8.3 million and $18.3 million and operating losses of $0.7 million and $0.6 million, respectively.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

Consolidated

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(2,578)	$(4,494)	$(1,952)	$5,973
Income tax (benefit) expense	(467)	(1,090)	(2,060)	(3,315)
Interest expense, net	2,075	2,690	4,390	5,438
Depreciation and amortization	3,895	4,869	7,658	9,443
Gain (loss) on foreign currency	(577)	357	(823)	286
Other (income) expense, net	(107)	-	156	-
Stock-based compensation	2,205	1,287	6,407	2,622
National Geographic fee amortization	727	727	1,454	1,454
Reorganization costs	112	-	318	-
Acquisition-related expenses	-	892	-	892
Adjusted EBITDA - Consolidated	5,285	5,238	15,548	22,793
Impact of voyage cancellations	-	-	6,464	-
Adjusted EBITDA - Consolidated excluding impact of voyage cancellations	$5,285	$5,238	$22,012	$22,793

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating (loss) income	$(948)	$(1,744)	$316	$9,175
Depreciation and amortization	3,555	4,658	6,995	9,232
Stock-based compensation	2,205	1,287	6,407	2,622
National Geographic fee amortization	727	727	1,454	1,454
Reorganization costs	112	-	318	-
Acquisition-related expenses	-	892	-	892
Adjusted EBITDA - Lindblad segment	5,651	5,820	15,490	23,375
Impact of voyage cancellations	-	-	6,464	-
Adjusted EBITDA - Lindblad segment excluding impact of voyage cancellations	$5,651	$5,820	$21,954	$23,375

The impact of the cancelled voyages on tour revenues was calculated as booked tour revenue at the time of cancellation less insurance proceeds. The impact of the cancelled voyages on operating income and Adjusted EBITDA was calculated as booked tour revenue at the time of cancellation less insurance proceeds and estimated operating costs. The cancellation of the June 26, 2017 voyage of the National Geographic Quest due to its delayed launch is not material to the results for the three and six months ended June 30, 2017.

Reconciliation of Operating Income to Adjusted EBITDA

Natural Habitat Segment

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016*	2017	2016*
Operating loss	$(706)	$(793)	$(605)	$(793)
Depreciation and amortization	340	211	663	211
Adjusted EBITDA - Natural Habitat segment	$(366)	$(582)	$58	$(582)

* 2016 results represents activity from acquisition date of May 5, 2016 - June 30, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 30, 2017 and 2016

Net cash provided by operating activities was $23.2 million in the six months ended June 30, 2017 compared to $6.8 million in the comparable period in 2016. The $16.4 million increase was primarily due to a $26.4 million increase in unearned passenger revenues as a result of higher year over year bookings partially offset by an increase in prepaid expenses.

Net cash used in investing activities was $51.0 million in the six months ended June 30, 2017 compared to $52.0 million in the comparable period in 2016. The improvement was a result of the acquisition of Natural Habitat in the prior year, mostly offset by an increase in capital expenditures of $5.8 million and purchases of restricted cash reserves and marketable securities of $3.1 million.

Net cash used in financing activities was $8.5 million in the six months ended June 30, 2017 compared to net cash used in financing activities of $10.6 million in the comparable period in 2016. The $2.1 million decrease is primarily the result of lower deferred financing costs and equity purchases.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Agreement and the merger, we had net working capital of $11.7 million and $47.1 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had $99.3 million in cash and cash equivalents, excluding restricted cash.

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, increased the authorization by $15.0 million to a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. For the three months ended June 30, 2017, the Company purchased 66,194 shares of common stock for $0.6 million and for the six months ended June 30, 2017 we purchased 547,058 shares of common stock for $5.1 million and 513,372 warrants for $1.1 million. We have cumulatively purchased 5,426,985 warrants for $13.9 million and 855,776 shares of common stock for $8.1 million, since plan inception.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018 at a purchase price of $48.0 million and $46.8 million, respectively subject to change orders. As of June 30, 2017, we paid $51.6 million and $14.9 million related to these contracts for the construction of the National Geographic Quest and the National Geographic Venture, respectively. The new build process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The purchase of the ships has been funded through a combination of cash available on our balance sheet, our revolving credit facility and excess cash flows generated by our existing operations.

As of June 30, 2017, we had approximately $165.8 million in long-term debt obligations, including the current portion of long-term debt offset by debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our new builds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Covenants

On March 7, 2016, we entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our existing $175.0 million senior secured first lien term loan facility and a $45.0 million senior secured incremental revolving credit facility, which includes a $5.0 million letter of credit subfacility. Borrowings under the term loan facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1%) plus a spread of 4.50% and mature on May 8, 2021. Borrowings under the revolving credit facility will bear interest at an adjusted ICE Benchmark administration LIBO Rate plus a spread of 4.00%, or, at our option, an alternative base rate plus a spread of 3.00%. We are also required to pay a 0.50% annual commitment fee on undrawn amounts under the revolving credit facility, which matures on May 8, 2020. Our obligations under the Restated Credit Facility are secured by substantially all of our assets. As of June 30, 2017, the Company had no borrowings under the revolving credit facility.

The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Restated Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of June 30, 2017, the net leverage ratio was 4.25 to 1 and we were in compliance with the financial covenants.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report on Form 10-K filed on March 7, 2017 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2017.

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

The following table represents information with respect to purchases by us of our common stock during the three months ended June 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Balance from above
				18,176,958
April 1-30, 2017	40,800	$8.97	366,172	17,810,786
May 1-31, 2017	25,394	8.98	228,103	17,582,683
June 1-30, 2017	-		-	17,582,683
Total shares 2017	66,194	$8.98	594,275

Item 3:	DEfaults upon senior securities

Not applicable.

Item 4:	MINE SAFETY DISCLOSURES

Not applicable.

Item 5:	Other information

Not applicable.

Item 6:	exhibits

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation linkbase document	Herewith
101.LAB	Taxonomy extension label linkbase document	Herewith
101.PRE	Taxonomy extension presentation linkbase document	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2017

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

