Form 10-Q
period 2017-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2017-11-07
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 45,433,152 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2017

Table of Contents

		Page(s)

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 202016 (Unaudited)	2
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the Nine Months Ended September 30, 2017 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30
ITEM 4.	Controls and Procedures	30

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31
ITEM 3.	Defaults Upon Senior Securities	31
ITEM 4.	Mine Safety Disclosures	31
ITEM 5.	Other Information	31
ITEM 6.	Exhibits	31

SIGNATURES		32

PART 1: FINANCIAL INFORMATION

Item 1:	Financial Statements

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$112,316	$135,416
Restricted cash and marketable securities	8,704	9,015
Inventories	1,783	1,665
Marine operating supplies	4,539	4,142
Prepaid expenses and other current assets	22,887	20,782
Total current assets	150,229	171,020

Property and equipment, net	219,498	186,236
Goodwill	22,105	22,105
Intangibles, net	9,948	11,132
Other long-term assets	10,831	13,090
Deferred tax assets	7,916	4,118
Total assets	$420,527	$407,701

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$99,740	$91,501
Accounts payable and accrued expenses	23,810	30,662
Long-term debt - current	1,750	1,750
Total current liabilities	125,300	123,913

Long-term debt, less current portion	164,165	164,128
Other long-term liabilities	703	681
Total liabilities	290,168	288,722

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	5,319	5,170

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
45,155,621 and 45,659,762 issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	45,213	43,097
Retained earnings	79,822	70,707
Total stockholders' equity	125,040	113,809
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$420,527	$407,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Tour revenues	$84,584	$70,774	$203,283	$186,218

Cost of tours	38,480	32,446	99,780	87,111
Gross profit	46,104	38,328	103,503	99,107

Operating expenses:
General and administrative	16,526	12,915	46,710	36,740
Selling and marketing	11,676	10,164	31,521	29,294
Depreciation and amortization	4,354	5,080	12,012	14,523
Total operating expenses	32,556	28,159	90,243	80,557

Operating income	13,548	10,169	13,260	18,550

Other income (expense):
Gain (loss) on foreign currency	224	(5)	1,047	(291)
Other income (expense)	59	(38)	(97)	(38)
Interest expense, net	(2,802)	(2,476)	(7,192)	(7,914)
Total other expense	(2,519)	(2,519)	(6,242)	(8,243)

Income before income taxes	11,029	7,650	7,018	10,307

Income tax expense (benefit)	1,586	203	(473)	(3,113)

Net income	9,443	7,447	7,491	13,420

Net income (loss) attributable to noncontrolling interest	165	29	149	(119)

Net income attributable to Lindblad	$9,278	$7,418	$7,342	$13,539

Common stock
Net income available to common stockholders	$9,278	$7,418	$7,342	$13,539

Weighted average shares outstanding
Basic	44,457,656	45,776,443	44,528,878	45,639,608
Diluted	45,718,513	46,541,257	45,609,560	46,329,880

Net income per share attributable to Lindblad
Basic	$0.21	$0.16	$0.16	$0.30
Diluted	$0.20	$0.16	$0.16	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’	Redeemable Noncontrolling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance as of December 31, 2016	45,659,762	$5	$43,097	$70,707	$113,809	$5,170
Stock-based compensation	-	-	9,464	-	9,464	-
Option shares exercised and exchanged	103,233	-	(202)	-	(202)	-
Issuance of shares to board of directors	45,019	-
Repurchase of shares and warrants	(547,058)	-	(6,166)	-	(6,166)	-
Retirement of shares for employee taxes on vested shares/options	(105,335)	-	(980)	-	(980)	-
Retroactive application of ASU 2016-09	-	-	-	1,773	1,773	-
Net income	-	-	-	7,342	7,342	149
Balance as of September 30, 2017	45,155,621	$5	$45,213	$79,822	$125,040	$5,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$7,491	$13,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,012	14,523
Amortization of National Geographic fee	2,180	2,180
Amortization of debt discount, deferred financing and other, net	1,662	2,582
Stock-based compensation	9,464	3,982
Deferred income taxes	(2,017)	(3,709)
(Gain) loss on currency translation	(1,047)	291
Changes in operating assets and liabilities
Inventories and marine operating supplies	(516)	1,505
Prepaid expenses and other current assets	(1,087)	1,098
Unearned passenger revenues	8,062	(8,620)
Other long-term assets	192	(3,159)
Other long-term liabilities	14	22
Accounts payable and accrued expenses	(6,964)	(8,430)
Net cash provided by operating activities	29,446	15,685

Cash Flows From Investing Activities
Acquisition of Natural Habitat, Inc., net of $4,904 cash acquired	-	(9,946)
Purchases of property and equipment	(44,089)	(50,598)
Redemption (purchase) of restricted cash and marketable securities	311	(1,907)
Net cash used in investing activities	(43,778)	(62,451)

Cash Flows From Financing Activities
Payment of deferred financing costs	(312)	(1,565)
Repayments of long-term debt	(1,312)	(1,312)
Repurchase of employee shares as part of cashless exercise of options or vesting of restricted shares for tax purposes	(1,182)	(2,695)
Repurchase of warrants and common shares	(6,166)	(5,420)
Net cash used in financing activities	(8,972)	(10,992)
Effect of exchange rate changes on cash	204	(128)

Net decrease in cash and cash equivalents	(23,100)	(57,886)

Cash and cash equivalents as of beginning of period	135,416	206,903

Cash and cash equivalents as of end of period	$112,316	$149,017

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,841	$7,427
Income taxes	$965	$992

Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$168	$1,123
Additional paid-in capital exchange proceeds used for option shares	(168)	(1,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand. A new coastal vessel, the National Geographic Quest, joined the fleet in the third quarter of 2017. The Company has contracted for two additional vessels, the National Geographic Venture, a coastal vessel, is expected to be completed in the fourth quarter of 2018, and a polar ice class vessel, targeted to be completed in January 2020, with potential accelerated delivery to November 2019.

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

Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler, who retains a 19.9% noncontrolling interest in Natural Habitat. With the acquisition of Natural Habitat, the Company expanded its land-based offerings around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation and sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed with the SEC on March 7, 2017.

Principles of Consolidation

The condensed consolidated financial statements of the Company as of September 30, 2017 and December 31, 2016 included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the three and nine months ended September 30, 2017 and 2016, the Company calculated earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 and 805-40-45 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net income attributable to Lindblad for basic and diluted earnings per share	$9,278	$7,418	$7,342	$13,539

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	44,457,656	45,776,443	44,528,878	45,639,608
Effect of dilutive securities:
Assumed exercise of stock options, treasury method	1,260,857	764,814	1,080,682	690,272
Total weighted average shares outstanding, diluted	45,718,513	46,541,257	45,609,560	46,329,880

Common stock
Net income available to common stockholders	$9,278	$7,418	$7,342	$13,539

Weighted average shares outstanding
Basic	44,457,656	45,776,443	44,528,878	45,639,608
Diluted	45,329,487	46,541,257	45,369,017	46,329,880

Earnings per share attributable to Lindblad
Basic	$0.21	$0.16	$0.16	$0.30
Diluted	$0.20	$0.16	$0.16	$0.29

For the three and nine months ended September 30, 2017, the Company determined, using the treasury stock method, there were 1,260,857 and 1,080,682 dilutive common shares, respectively, related to stock options. For the three and nine months ended September 30, 2016 the Company determined, using the treasury stock method, there were 764,814 and 690,272 dilutive common shares, respectively, related to stock options.

As of September 30, 2017 and 2016 there were 10,673,015 and 12,040,937, respectively, warrants outstanding to purchase common stock at a price of $11.50 per share. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of September 30, 2017 and December 31, 2016, the Company’s cash held in financial institutions outside of the U.S. amounted $4.5 million and $2.7 million, respectively.

Restricted Cash and Marketable Securities

“Restricted cash and marketable securities” on the accompanying condensed consolidated balance sheets consists of:

	As of
(In thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
Credit negotiation and credit card processor reserves	$1,530	$5,030
Federal Maritime Commission escrow	5,823	2,571
Certificates of deposit and other restricted securities	1,351	1,414
Total restricted cash and marketable securities	$8,704	$9,015

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of September 30,	As of December 31,
(In thousands)	2017	2016
	(Unaudited)
Prepaid tour expenses	$10,334	$11,593
Prepaid client insurance	2,167	2,141
Prepaid air expense	3,074	2,432
Prepaid port agent fees	1,457	1,038
Prepaid income taxes	929	824
Prepaid corporate insurance	1,748	931
Prepaid marketing, commissions and other expenses	3,178	1,823
Total prepaid expenses	$22,887	$20,782

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

As of September 30, 2017, the Company owned and operated seven vessels. A new coastal vessel, the National Geographic Quest, joined the fleet in the third quarter of 2017. The Company has contracted for two additional vessels, the National Geographic Venture, a coastal vessel, is expected to be completed in the fourth quarter of 2018, and a polar ice class vessel, which is targeted to be completed in January 2020, with potential accelerated delivery to November 2019. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

The Company began to capitalize interest in January 2016 for its two new build coastal vessels under accounting guidance in ASC 835-20, which requires companies to capitalize interest cost incurred during the construction of assets. The capitalized interest has been and will continue to be added to the historical cost of the asset, and depreciate over its useful life. For the nine months ended September 30, 2017, and the year ended December 31, 2016, the Company recognized $2.0 million and $1.5 million, respectively, in capitalized interest in property and equipment on the condensed consolidated balance sheet.

Goodwill

Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of Natural Habitat (see Note 1 – Business). Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. Due to the acquisition of Natural Habitat on May 4, 2016, the Company recorded goodwill in the amount of $22.1 million, in Natural Habitat’s reporting unit. The Company’s policy is to first perform a qualitative assessment to determine if that it was more likely or not if Natural Habitat’s reporting unit’s carrying value is less than the fair value of the reporting unit, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test then the Company proceeds with the quantitative two step goodwill impairment calculation. During the third quarter of 2017, the Company performed a qualitative assessment of Natural Habitat’s fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of Natural Habitat’s reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test.

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

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved, and was updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect as of July 2015, will have a validity of nine years so the Company’s operating rights are up for renewal in July 2024. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it will assume they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles, net will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of September 30, 2017 and December 31, 2016, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of September 30, 2017 and December 31, 2016, there was no triggering event that caused, nor did the Company record, an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of September 30,	As of December 31,
(In thousands)	2017	2016
	(Unaudited)
Accounts payable	$5,341	$7,573
Accrued other expense	6,152	5,999
Bonus compensation liability	3,451	4,186
Employee liability	3,089	3,494
Income tax liabilities	1,554	884
New build liability	-	4,011
Travel certificate liability	1,147	1,218
Refunds and commissions payable	841	1,454
Royalty payable	1,881	1,468
Accrued travel insurance expense	354	375
Total accounts payable and accrued expenses	$23,810	$30,662

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2017, and December 31, 2016, the Company had a liability for unrecognized tax benefits of $0.4 million, included in other long-term liabilities on the Company’s condensed consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the nine months ended September 30, 2017 and 2016, interest and penalties related to uncertain tax positions included in income tax expense are immaterial.

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

Recent Accounting Pronouncements

In August 2017, FASB issued accounting Standards Update ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The requirement is for public business entities to apply this update prospectively for all new awards after annual reporting periods beginning December 15, 2018 with early adoption permitted, including in current period. Management is currently assessing the impact this guidance will have on the condensed consolidated financial statements of the Company.

In May 2017, FASB, issued Accounting Standards Update ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The FASB Accounting Standards Codification currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award”. Under the new guidance, modification accounting treatment will be utilized unless all three of the following criteria have been met; the fair value of the original award is the same as the fair value of the modified award; vesting period did not change; and the classification of the award has not changed. The requirement is for public business entities to apply this update prospectively for all new awards after annual reporting periods beginning December 15, 2017. The Company plans to adopt this ASU in the first quarter of 2018 as per guidance and does not expect the prospective application to have a material impact to the Company’s condensed consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The pronouncement eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements.

NOTE 3 – LONG-TERM DEBT

	As of September 30, 2017			As of December 31, 2016
	(Unaudited)
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount	Principal	Discount and Deferred Financing Costs, net	Balance, net of discount
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	171,063	(7,673)	163,390	172,375	(9,022)	163,353
Total long-term debt	173,588	(7,673)	165,915	174,900	(9,022)	165,878
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$171,838	$(7,673)	$164,165	$173,150	$(9,022)	$164,128

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

Borrowings under the Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of September 30, 2017, the interest rate was 5.95%. The U.S. Term Loan and the Cayman Loan both mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020. As of September 30, 2017, the Company had no borrowings under the Revolving Credit Facility.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of September 30, 2017, the Company was in compliance with the financial covenants.

For the three months ended September 30, 2017 and 2016, total debt discount and deferred financing costs charged to interest expense was $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2017 and 2016, total debt discount and deferred financing costs charged to amortization and interest expense was $1.7 million and $1.7 million.

NOTE 4 – ACQUISTION

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, an adventure travel and ecotourism company based in Colorado. The acquisition provided the Company with a platform to expand our land-based expeditions with a strong, trusted brand complementary to Lindblad. In 2016, the Company incurred $1.0 million of acquisition costs related to the acquisition of Natural Habitat, which is included in general and administrative expenses in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2016.

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

Mr. Bressler’s noncontrolling interest in the remaining 19.9% interest in Natural Habitat is subject to a put/call arrangement. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, for which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

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

Natural Habitat contributed revenues of $17.1 million and operating income of $1.5 million to Lindblad Expeditions for the three months ended September 30, 2017, and revenues of $35.4 million and operating income of $0.8 million for the nine months ended September 30, 2017. For the three months ended September 30, 2016, Natural Habitat contributed revenues of $14.6 million and operating income of $0.3 million and revenues of $20.3 million and operating loss of $0.5 million for the acquisition period beginning May 5, 2016 to September 30, 2016.

The following unaudited pro forma summary presents consolidated information of Lindblad Expeditions for the nine period ended September 30, 2016 as if the business combination with Natural Habitat had occurred on January 1, 2016:

Pro Forma for Nine Month Period Ended
September 30, 2016
(In thousands)	Unaudited

Revenues	$197,845
Operating income	$19,915

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Natural Habitat to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, with tax effects.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to the annual maximum of $2,100 and $1,800 as of September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, the Company’s benefit plan contribution amounted to $0.1 million. For the nine months ended September 30, 2017 and 2016, the Company’s benefit plan contribution amounted to $0.3 million and $0.2 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the accompanying condensed consolidated statements of income.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively. As of September 30, 2017 and December 31, 2016, there were 45,155,621 and 45,659,762 shares of common stock outstanding, respectively, and 10,673,015 and 11,186,387 warrants outstanding (inclusive of certain warrants issued to the Company’s founders on substantially the same terms as all other warrants), respectively.

Capital Stock

The Company has a total of 201,000,000 authorized shares of capital stock, consisting of 1,000,000 shares of preferred stock, $0.0001 par value and 200,000,000 shares of common stock, $0.0001 par value.

Stock and Warrant Repurchase Plan

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, increased the authorization by $15.0 million to a total of $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants repurchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. During the three months ended September 30, 2017, the Company did not repurchase shares of common stock or warrants. During the nine months ended September 30, 2017 the Company repurchased 547,058 shares of common stock for $5.1 million and 513,372 warrants for $1.1 million. The Company has cumulatively repurchased 855,776 shares of common stock for $8.1 million and 5,426,985 warrants for $13.9 million, since plan inception.

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

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. On April 3, 2017, the Company awarded 126,953 of targeted PSUs with the number of shares determined based upon the closing price of our common stock on March 31, 2017 of $8.96. Based on the financial statements as of September 30, 2017, the Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number PSU’s expected to vest.

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

Stock Options

On August 2, 2017, 95,542 options were exercised at a market price on the date of exercise of $9.76 per share and a grant price of $1.76 per share, 17,229 shares were withheld by the Company to provide the $0.2 million required to exercise the options. In addition, 28,192 shares were withheld by the Company in order to pay the payroll withholding taxes for the transactions. The balance of 50,121 option shares were issued as a result of the transaction.

During March 2017, an additional 95,542 options were exercised. Using the market price at the date of exercise of $8.72 per share and the grant price of $1.76 per share, 19,284 shares were withheld by the Company to provide the $0.2 million required to exercise the options. In addition, 23,145 of such shares were withheld by the Company in order to pay the payroll withholding taxes for the transactions. The balance of 53,113 option shares were issued as a result of the transaction.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels.

The company paid Ice Floe $53.6 million related to the National Geographic Quest and the vessel was delivered in July of 2017. The Company amended the agreement for the second vessel, the National Geographic Venture, in October 2017. The current contract price is $57.0 million and the vessel is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of September 30, 2017, the Company has paid Ice Floe, LLC $18.1 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the Builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities.

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, LME exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price is to be paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020, with potential accelerated delivery to November 2019. The contract also includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of ticket revenue less travel agent commission, including the revenue received from cancellation fees and any revenue received from the sale of voyage extensions. A voyage extension occurs when a guest extends their trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of income. The royalty expense is recognized at the time of revenue recognition. See Note 2 for a description of the Company’s revenue recognition policy. Royalty expense for the three and nine months ended September 30, 2017 totaled $1.6 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2016 totaled $1.2 million and $3.6 million, respectively.

The balances outstanding to National Geographic as of September 30, 2017 and December 31, 2016 are $1.9 million and $1.5 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of income. For the three and nine months ended September 30, 2017, these fees totaled $0.2 million and $0.4 million, respectively. For the three months ended September 30, 2016 and the acquisition period beginning May 5, 2016 to September 30, 2016, these fees totaled $0.2 million and $0.3 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels on which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the Years Ended December 31,	Amount
(Unaudited)	(In thousands)
2017 (Three Months)	1,946
2018	10,450
2019	6,570
2020	272
Total	$19,238

Insurance Revenue

During the first quarter, the Company recorded $1.9 million of insurance revenue related to cancelled voyages on the National Geographic Orion. During the three months ended September 30, 2017 an additional $0.2 million of insurance claims were received and recorded as insurance revenue related to those cancelled voyages from the National Geographic Orion. Recorded revenue does not include any contested claims, and the amount recognized is recorded in tour revenues in the Company’s condensed consolidated statements of income.

NOTE 8 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

The Company evaluates the performance of its business segments based largely on operating income results of the segments without allocating other income and expenses, net, income taxes, and interest expense, net. For the three and nine months ended September 30, 2017 and 2016, the operating results were as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(In thousands)	2017	2016	Change	%	2017	2016*	Change	%

Tour revenues:
Lindblad	$67,451	$56,175	$11,276	20%	$167,891	$165,936	$1,955	1%
Natural Habitat	17,133	14,599	2,534	17%	35,392	20,282	15,110	74%
Total tour revenues	$84,584	$70,774	$13,810	20%	$203,283	$186,218	$17,065	9%
Operating (loss) income:
Lindblad	$12,070	$9,863	$2,207	22%	$12,386	$19,038	$(6,652)	(35%)
Natural Habitat	1,479	306	1,173	383%	873	(488)	1,361	(279%)
Total operating income	13,549	10,169	3,380	33%	13,259	18,550	(5,291)	(29%)

* 2016 results for Natural Habitat represent activity from the acquisition date of May 2016 through September 30, 2016.

Amortization expense related to tradename and customer list amortization for the three months ended September 30, 2017 and 2016 is $0.2 million in the Natural Habitat segment. For the nine months ended September 30, 2017 and the acquisition period from May 5, 2016 through September 30, 2016, amortization expense in Natural Habitat segment related to the same acquisition related intangibles is $0.6 million and $0.3 million, respectively. For more information, see Note-2 regarding the Company’s policy regarding amortization of intangible assets.

(In millions)	As of September 30, 2017	As of December 31, 2016
Total Assets
Lindblad Segment	$372	$366
Natural Habitat Segment	$49	$42
Total Assets	$421	$408

Goodwill
Natural Habitat Segment	$22	$22
Total Goodwill	$22	$22

Intangibles, net
Lindblad Segment	$5	$5
Natural Habitat Segment	$5	$6
Total Intangibles, net	$10	$11

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand. A new coastal vessel the National Geographic Quest joined the fleet in the third quarter of 2017. The Company has contracted for two additional vessels, the National Geographic Venture, a coastal vessel, expected to be completed in the fourth quarter of 2018, and a polar ice class vessel targeted to be competed in January 2020, with potential accelerated delivery to November 2019. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. We have a strategic business alliance with the National Geographic Society (“National Geographic”) founded on a shared interest in exploration, research, technology, and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers, and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining, and other experiences throughout their voyage. Our arrangement with National Geographic extends through 2025.

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

On May 4, 2016, we expanded our land-based offerings by acquiring an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler, who retains a 19.9% noncontrolling interest in Natural Habitat. Examples of Natural Habitat’s expeditions include African safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Since 2003, Natural Habitat has partnered with the World Wildlife Fund (“WWF”) to offer conservation and sustainable travel that directly protects nature. This agreement with WWF extends through 2023.

In December 2015, we entered into two separate contracts with Ice Floe LLC, to build the National Geographic Quest and the National Geographic Venture. Management considers this investment to be an important step to meet increasing demand for our expedition cruise offerings. The National Geographic Quest launched in the third quarter of 2017 and operates in Alaska and British Columbia during the summer before voyaging to Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. There were four highly booked voyages cancelled during 2017 due to the delayed delivery of the vessel. Excluding the impact of these voyage cancellations the Company estimates that total tour revenues would have increased by approximately $3.6 million and Adjusted EBITDA by approximately $3.0 million.

In the fourth quarter of 2016, the National Geographic Orion experienced an issue with its main engine and as a result we cancelled four voyages during the first quarter of 2017 for necessary engine repairs. In addition, in the first quarter of 2017, the National Geographic Sea Lion cancelled two voyages to repair the onboard air conditioning system. It is estimated that the impact of the cancellations was approximately $8.9 million in tour revenues and $6.5 million in Adjusted EBITDA.

Our Annual Report on Form 10-K for the year ended December 31, 2016 provides additional information about our business operations and financial condition.

The discussion and analysis of our financial condition and results of operations are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2017 and 2016;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax benefit (expense), and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the National Geographic fee amortization, merger-related expenses, and acquisition-related expenses. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain drivers of the business, such as sales growth and operating costs. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance.

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

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income, and net (loss) income for the three and nine months ended September 30, 2017 and 2016 as shown in the following table:

(In thousands, except per share data)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Tour revenues	$84,584	$70,774	$13,810	20%	$203,283	$186,218	$17,065	9%
Cost of tours	38,480	32,446	6,034	19%	99,780	87,111	12,669	15%
Gross profit	46,104	38,328	7,776	20%	103,503	99,107	4,396	4%
General and administrative	16,526	12,915	3,611	28%	46,710	36,740	9,970	27%
Selling and marketing	11,676	10,164	1,512	15%	31,521	29,294	2,227	8%
Depreciation and amortization	4,354	5,080	(726)	(14%)	12,012	14,523	(2,511)	(17%)
Operating income	$13,548	$10,169	$3,379	33%	13,260	18,550	$(5,290)	(29%)
Net income	9,443	7,447	1,996	27%	$7,491	$13,420	(5,929)	(44%)
Earnings per share attributable to Lindblad
Basic	$0.21	$0.16			$0.16	$0.30
Diluted	0.20	0.16			0.16	0.29

Comparison of Three and Nine Months Ended September 30, 2017 to Three and Nine Months Ended September 30, 2016 – Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2017 increased $13.8 million, or 20%, to $84.6 million compared to $70.8 million for the three months ended September 30, 2016. The Lindblad segment increased tour revenues by $11.3 million primarily driven by guest ticket revenue from the launch of the National Geographic Quest in July 2017. At the Natural Habitat segment tour revenues increased $2.5 million primarily due to additional guests. It is estimated that tour revenues would have increased approximately $16.7 million or 24% over the prior year period to $87.4 million excluding the cancellation of four highly booked voyages of the National Geographic Quest due to its delayed launch and additional insurance proceeds received related to the National Geographic Orion.

Tour revenues for the nine months ended September 30, 2017 increased $17.1 million, or 9%, to $203.3 million compared to $186.2 million for the nine months ended September 30, 2016. The Lindblad segment increased tour revenues by $2.0 million driven primarily by the launch of the National Geographic Quest partially offset by the cancellation of four highly booked voyages on the National Geographic Orion and two highly booked voyages on the National Geographic Sea Lion. Tour revenues at the Natural Habitat segment, which was acquired in the second quarter of 2016, increased $15.1 million primarily as a result of a full nine months of results in 2017. It is estimated for the nine months ended September 30, 2017 that tour revenues would have increased approximately $29.5 million or 16% over the prior year period to $215.7 million excluding the voyage cancellations and additional insurance proceeds received related to the National Geographic Orion.

Cost of Tours

Total cost of tours for the three months ended September 30, 2017 increased $6.0 million, or 19%, to $38.5 million compared to $32.5 million for the three months ended September 30, 2016. The increase was primarily due to a $5.1 million increase at the Lindblad segment mainly from the launch of the National Geographic Quest and an increase of $0.9 million at the Natural Habitat segment due to additional departures.

Total cost of tours for the nine months ended September 30, 2017 increased $12.7 million, or 15%, to $99.8 million compared to $87.1 million for the nine months ended September 30, 2016. At the Lindblad segment cost of tours increased $4.3 million primarily related to the launch of the National Geographic Quest as well as additional charter expeditions, partially offset by lower drydock and fuel expense. The Natural Habitat segment increase of $8.4 million was primarily due to a full nine months of results in 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 increased by $3.6 million, or 28%, to $16.5 million compared to $12.9 million for the three months ended September 30, 2016 primarily due to a $3.2 million increase at the Lindblad segment as a result of $1.7 million in higher stock based compensation, mainly associated with the CEO Allocation grant, as well as $1.4 million in executive severance costs. At the Natural Habitat segment general and administrative expenses increased $0.5 million primarily due to an increase in personnel costs.

General and administrative expenses for the nine months ended September 30, 2017 increased by $10.0 million, or 27%, to $46.7 million compared to $36.7 million for the nine months ended September 30, 2016 primarily due to a $6.2 million increase at the Lindblad segment as a result of $5.5 million in higher stock based compensation mainly associated with the CEO Allocation grant, as well as $1.4 million in executive severance costs. At the Natural Habitat segment general and administrative expenses increased $3.8 million primarily due to a full nine months of results in 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2017 increased $1.5 million, or 15%, to $11.7 million compared to $10.2 million for the three months ended September 30, 2016 primarily due to a $1.5 million increase at the Lindblad segment due to increased commission and royalty expense associated with the higher tour revenues. Sales and marketing expense at the Natural Habitat segment was comparable to the prior year.

Selling and marketing expenses for the nine months ended September 30, 2017 increased $2.2 million, or 8%, to $31.5 million compared to $29.3 million for the nine months ended September 30, 2016 primarily due to a $1.1 million increase at the Lindblad segment as result of increased commission and royalty expense associated with the higher tour revenues. The Natural Habitat segment increased $1.1 due to a full nine months of results in 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2017 was $4.4 million, as compared with $5.1 million for the three months ended September 30, 2016. Depreciation and amortization for the nine months ended September 30, 2017 was $12.0 million, as compared with $14.5 million for the nine months ended September 30, 2016. The decreases in each period versus the prior year period were primarily related to accelerated depreciation associated with the retirement of the National Geographic Endeavour in 2016.

Other Expense (Income)

Other expenses were $2.5 million for the three months ended September 30, 2017 compared to $2.5 million for the three months ended September 30, 2016.

Other expenses were $6.3 million for the nine months ended September 30, 2017 as compared to $8.3 million for the nine months ended September 30, 2016. The decrease of $2.0 million was primarily due to a $1.3 million foreign currency translation gain due to the strength of the U.S dollar in relation to the Canadian dollar and the Euro. In addition, a decrease of $0.7 million in interest expense is due to capitalized interest related to the National Geographic Quest and the National Geographic Venture.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(In thousands)	2017	2016	Change	%	2017	2016*	Change	%

Tour revenues:
Lindblad	$67,451	$56,175	$11,276	20%	$167,891	$165,936	$1,955	1%
Natural Habitat	17,133	14,599	2,534	17%	35,392	20,282	15,110	74%
Total tour revenues	$84,584	$70,774	$13,810	20%	$203,283	$186,218	$17,065	9%
Impact of voyage cancellations	2,860	-	2,860	NA	12,478	-	12,478	NA
Total tour revenues excluding voyage cancellations	$87,444	$70,774	$16,670	24%	$215,761	$186,218	$29,543	16%
Operating (loss) income:
Lindblad	$12,070	$9,863	$2,207	22%	$12,386	$19,038	$(6,652)	(35%)
Natural Habitat	1,479	306	1,173	383%	873	(488)	1,361	(279%)
Total operating income	13,549	10,169	3,380	33%	13,259	18,550	(5,291)	(29%)
Impact of voyage cancellations	1,981	-	1,981	NA	8,923	-	8,923	NA
Total operating income excluding voyage cancellations	$15,530	$10,169	$5,360	53%	$22,182	$18,550	$3,632	20%

* 2016 results for Natural Habitat represent activity from the acquisition date of May 2016 through September 30, 2016.

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

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Available Guest Nights	56,398	48,595	142,291	141,665
Guest Nights Sold	51,122	44,139	124,951	129,633
Occupancy	90.6%	90.8%	87.8%	91.5%
Maximum Guests	7,518	6,177	17,727	17,118
Number of Guests	6,846	5,632	15,758	15,742
Voyages	97	84	244	231

The following table shows the calculations of Gross Yield and Net Yield for the three and nine months ended September 30, 2017 and 2016. Gross Yield is calculated by dividing tour revenues less insurance proceeds, by Available Guest Nights. Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Lindblad Segment

Calculation of Gross Yield and Net Yield - Lindblad Segment

(In thousands, except for Available Guest Nights, Gross and Net Yield)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Guest ticket revenues	$61,715	$50,089	$147,504	$146,613
Other tour revenues	5,736	6,086	20,387	19,323
Tour Revenues	67,451	56,175	167,891	165,936
Less: Orion Insurance Proceeds	(248)	-	(2,148)	-
Adjusted Tour Revenues	67,203	56,175	165,743	165,936
Less: Commissions	(4,559)	(3,957)	(12,321)	(11,725)
Less: Other tour expenses	(3,532)	(3,211)	(10,622)	(11,757)
Net Revenue	$59,112	$49,007	$142,800	$142,454
Available Guest Nights	56,398	48,595	142,291	141,665
Gross Yield	$1,192	$1,156	$1,165	$1,171
Net Yield	1,048	1,008	1,004	1,006

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and nine months ended September 30, 2017 and 2016:

(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of tours	$27,374	$22,239	$76,915	$72,632
Plus: Selling and marketing	10,358	8,848	28,629	27,511
Plus: General and administrative	13,656	10,464	38,972	32,762
Gross Cruise Cost	51,388	41,551	144,516	132,905
Less: Commission expense	(4,559)	(3,957)	(12,321)	(11,725)
Less: Other tour expenses	(3,532)	(3,211)	(10,622)	(11,757)
Net Cruise Cost	43,297	34,383	121,573	109,423
Less: Fuel expense	(1,894)	(1,645)	(4,858)	(5,307)
Net Cruise Cost Excluding Fuel	41,403	32,738	116,715	104,116
Non-GAAP Adjustments:
Stock-based compensation	(3,057)	(1,359)	(9,464)	(3,982)
National Geographic fee amortization	(727)	(727)	(2,180)	(2,180)
Acquisition-related expenses	-	(31)	-	(924)
Executive severance costs	(1,400)	-	(1,400)	-
Adjusted Net Cruise Cost Excluding Fuel	$36,220	$30,621	$103,671	$97,030
Adjusted Net Cruise Cost	$38,114	$32,266	$108,529	$102,337
Available Guest Nights	56,398	48,595	142,291	141,665
Gross Cruise Cost per Available Guest Night	$911	$855	$1,016	$938
Net Cruise Cost per Available Guest Night	768	708	854	772
Net Cruise Cost Excl. Fuel per Available Guest Night	734	674	820	735
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	642	630	729	685
Adjusted Net Cruise Cost per Available Guest Night	676	664	763	722

Comparison of Three and Nine Months Ended September 30, 2017 to Three and Nine Months Ended September 30, 2016 – Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2017 increased $11.3 million, or 20%, to $67.5 million compared to $56.2 million for the three months ended September 30, 2016. The change was primarily related to guest ticket revenue from the launch of the National Geographic Quest in July of 2017, as well as higher yields across the fleet. Net Yield for the three months ended September 30, 2017 increased to $1,048 compared to $1,008 for the three months ended September 30, 2016 primarily driven by price increases and changes in itineraries. It is estimated that tour revenues would have increased approximately $14.1 million or 25% over the prior year period to $70.3 million excluding the cancellation of four highly booked voyages of the National Geographic Quest due to its delayed launch and additional insurance proceeds received on the National Geographic Orion.

Tour revenues for the nine months ended September 30, 2017 increased $2.0 million, or 1%, to $167.9 million compared to $165.9 million for the nine months ended September 30, 2016 primarily due to guest ticket revenue from the launch of the National Geographic Quest, as well as from additional charter expeditions, partially offset by a decrease in guest ticket revenue due to the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion. It is estimated tour revenues would have increased approximately $14.4 million or 9% over the prior year period to $180.4 million excluding the voyage cancellations.

Operating Income

Operating income for the three months ended September 30, 2017 increased $2.2 million to $12.1 million compared to $9.9 million for the three months ended September 30, 2016. This increase was primarily due to the higher revenues, partially offset by a $5.1 million increase in cost of tours primarily due to the launch of the National Geographic Quest and a $3.2 million increase in general and administrative expenses mainly due to $1.7 million in higher stock based compensation primarily associated with the 2016 CEO Allocation Plan and $1.4 million in executive severance costs.

Operating income for the nine months ended September 30, 2017 decreased $6.6 million to $12.4 million compared to $19.0 million for the nine months ended September 30, 2016 primarily related to the voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017. The operating income decrease also reflects higher general and administrative expenses of $6.2 million mainly due to $5.5 million in higher stock based compensation primarily associated with the 2016 CEO Allocation Plan, as well as $1.4 million in executive severance costs. The current year also included higher charter expenses, which were partially offset by lower drydock and fuel costs, as well as the impact from the launch of the National Geographic Quest in July 2017. Excluding the impact of cancelled voyages, it is estimated that operating income would have increased approximately $2.3 million or 12% over the prior year period to $21.3 million.

Comparison of Three and Nine Months Ended September 30, 2017 to Three Months Ended September 30, 2016 and the Acquisition Period of May 2016 through September 30, 2016 – Natural Habitat Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2017 increased $2.5 million, or 17%, to $17.1 million compared to $14.6 million for the three months ended September 30, 2016 due to an increase in guests as compared to the same period in 2016.

Tour revenues for the nine months ended September 30, 2017 increased $15.1 million, or 74%, to $35.4 million compared to $20.3 million for the acquisition period ended September 30, 2016 due primarily to a full nine months of results in 2017.

Operating (Loss) Income

Operating income for the three months ended September 30, 2017 increased $1.1 million to $1.5 million compared to $0.3 million for the three months ended September 30, 2016 and for the nine months ended September 30, 2017 operating income increased $1.3 million to $0.8 million compared to a loss of $0.5 million for the acquisition period ended September 30, 2016 due primarily to the revenue growth partially offset by higher costs for additional guests.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

Consolidated

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016*
Net income	$9,443	$7,447	$7,491	$13,420
Income tax expense (benefit)	1,586	203	(473)	(3,113)
Interest expense, net	2,802	2,476	7,192	7,914
Depreciation and amortization	4,354	5,080	12,012	14,523
Gain (loss) on foreign currency	(224)	5	(1,047)	291
Other (income) expense, net	(59)	38	97	38
Stock-based compensation	3,057	1,359	9,464	3,982
National Geographic fee amortization	727	727	2,180	2,180
Reorganization costs	29	-	346	-
Acquisition-related expenses	-	31	-	924
Executive severance costs	1,400	-	1,400	-
Adjusted EBITDA - Consolidated	23,114	17,366	38,662	40,159
Impact of voyage cancellations	2,230	-	9,172	-
Adjusted EBITDA - Consolidated excluding impact of voyage cancellations	$25,344	$17,366	$47,834	$40,159

* 2016 results for Natural Habitat represent activity from the acquisition date of May 2016 through September 30, 2016.

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016.

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income	$12,070	$9,863	$12,387	$19,038
Depreciation and amortization	3,994	4,761	10,989	13,993
Stock-based compensation	3,057	1,359	9,464	3,982
National Geographic fee amortization	727	727	2,180	2,180
Reorganization costs	29	-	346	-
Acquisition-related expenses	-	31	-	924
Executive severance costs	1,400	-	1,400	-
Adjusted EBITDA - Lindblad segment	21,276	16,741	36,766	40,117
Impact of voyage cancellations	2,230	-	9,172	-
Adjusted EBITDA - Lindblad segment excluding impact of voyage cancellations	$23,506	$16,741	$45,938	$40,117

The impact of the cancelled voyages on Adjusted EBITDA was calculated as booked tour revenue at the time of cancellation less insurance proceeds and estimated operating costs.

Reconciliation of Operating Income to Adjusted EBITDA

Natural Habitat Segment

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016*
Operating income (loss)	$1,478	$306	$873	$(488)
Depreciation and amortization	360	319	1,023	530
Adjusted EBITDA - Natural Habitat segment	$1,838	$625	$1,896	$42

* 2016 results for Natural Habitat represent activity from the acquisition date of May 2016 through September 30, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 30, 2017 and 2016

Net cash provided by operating activities was $29.4 million in the nine months ended September 30, 2017 compared to $15.7 million in the comparable period in 2016. The $13.7 million increase was primarily due to improved operating results and an increase in collections of customer deposits recognized in unearned passenger revenues.

Net cash used in investing activities was $43.7 million in the nine months ended September 30, 2017 compared to $62.5 million in the comparable period in 2016. The improvement was a result of the acquisition of Natural Habitat in the prior year, as well as a decrease in capital expenditures of $6.5 million and a decrease in purchases of restricted cash reserves and marketable securities of $2.2 million.

Net cash used in financing activities was $9.0 million in the nine months ended September 30, 2017 compared to of $11.0 million in the comparable period in 2016. The $2.0 million difference is primarily the result of lower deferred financing costs and equity purchases.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future sailing or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Agreement and the merger, we had net working capital of $24.9 million and $47.1 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had $112.3 million in cash and cash equivalents, excluding restricted cash.

In November 2015, the Company’s Board of Directors approved a $20.0 million stock and warrant repurchase plan and in November 2016, increased the authorization by $15.0 million to a total of $35.0 million. This Repurchase Plan authorizes the Company to repurchase from time to time the Company’s outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants repurchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors at any time. During the three months ended September 30, 2017, the Company did not repurchase shares of common stock or warrants. During the nine months ended September 30, 2017 the Company repurchased 547,058 shares of common stock for $5.1 million and 513,372 warrants for $1.1 million. The Company has cumulatively repurchased 855,776 shares of common stock for $8.1 million and 5,426,985 warrants for $13.9 million, since plan inception.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels for delivery targeted in 2017 and 2018. The National Geographic Quest was delivered in July 2017 and the Company has paid $53.6 on the contract. The National Geographic Venture is expected to be completed by the fourth quarter of 2018 and as of September 30, 2017 we have paid approximately $18.1 million. In November 2017, the Company executed a contract to build a polar ice class vessel targeted to be competed in January 2020, with potential accelerated delivery to November 2019, with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, LME exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price is to be paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. The new build process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The repurchase of the ships has been funded through a combination of cash available on our balance sheet, our revolving credit facility and excess cash flows generated by our existing operations.

As of September 30, 2017, we had $173.6 million in long-term debt obligations, including the current portion of long-term debt and excluding debt discounts and deferred financing costs. We believe that our cash on hand, our revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets and acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Covenants

On March 7, 2016, we entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our existing $175.0 million senior secured first lien term loan facility and a $45.0 million senior secured incremental revolving credit facility, which includes a $5.0 million letter of credit sub facility. Borrowings under the term loan facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1%) plus a spread of 4.50% and mature on May 8, 2021. Borrowings under the revolving credit facility will bear interest at an adjusted ICE Benchmark administration LIBO Rate plus a spread of 4.00%, or, at our option, an alternative base rate plus a spread of 3.00%. We are also required to pay a 0.50% annual commitment fee on undrawn amounts under the revolving credit facility, which matures on May 8, 2020. Our obligations under the Restated Credit Facility are secured by substantially all of our assets. As of September 30, 2017, the Company had no borrowings under the revolving credit facility.

The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Restated Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of September 30, 2017, the net leverage ratio was 4.25 to 1 and we were in compliance with the financial covenants.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report on Form 10-K filed on March 7, 2017 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report on Form 10-K.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2017.

Repurchases of Securities

There were no purchases by us of our common stock or warrants during the three months ended September 30, 2017.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2017.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

