Form 10-K
period 2017-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2018-03-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $229.0 million based on the closing sales price of $10.50 on the NASDAQ Capital Market.

As of February 26, 2018, there were 45,772,845 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2017

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	compliance with laws and regulations,

●	compliance with the financial and/or operating covenants in our Second Amended & Restated Credit Agreement (“Restated Credit Agreement”);

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad provides expedition cruising and adventure travel experiences using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures on all seven continents and pioneer innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships, which consist of seven owned vessels and five seasonal charter vessels, are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic), including places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. In addition to our sea-based expeditions, we offer land-based, eco-conscious expeditions from Antarctica to Zambia primarily through our ownership of Natural Habitat, Inc. (“Natural Habitat”).

We have a longstanding relationship with the National Geographic Society, which was founded in 2004 on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

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

Our business benefits from significant visibility into future revenues, as our guests generally plan and book their voyages far in advance of their departure dates. As of February 26, 2018, 90% of the Lindblad segment’s expected guest ticket revenues for 2018 have been booked.

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, the Canadian Maritimes, Europe, the South Pacific and Alaska. In the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

Lindblad Expeditions, Ships and Voyages

Itineraries

Currently we operate a fleet of seven vessels owned and five chartered ships to provide our signature marine-based adventures to over 40  destinations on seven continents of the world. We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels in the Galápagos, providing week-long itineraries throughout the year. We operate two polar vessels that serve in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months, offering itineraries that last from five to 24 days. We also operate three ships in Alaska during the summer months that travel south along the U.S. coastline to the Sea of Cortez and to Belize, Guatemala, Costa Rica and Panama for the winter. In addition, we charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cuba, Cambodia and Vietnam.

We place a strong focus on innovation, which we seek to achieve by introducing new expedition options and continuously making improvements to our fleet and voyage experiences as new technology or operating procedures are developed. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 18 to 24 months in advance. We have operated above 87% occupancy rate for each of the years ended December 31, 2017, 2016 and 2015, indicating strong consumer interest in our offerings. Adding new capacity will allow us to expand our inventory of existing itineraries and expand into new markets and destinations. The following table presents summary information concerning the ships we currently operate and their geographic areas of operation based on 2017 itineraries:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Endeavour II	2005, renovated in 2016	95	50	Galápagos	Ecuador
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Europe, British Isles, Canada, Patagonia, South America and Transatlantic	Bahamas
National Geographic Islander	1995	47	24	Galápagos	Ecuador
National Geographic Orion	2003	102	53	Antarctica, Europe, South America and Arctic	Bahamas
National Geographic Quest	2017	96	50	Alaska, Canada, Pacific Northwest, Costa Rica, Panama	U.S.A.
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Costa Rica, Panama, Baja California and Pacific Northwest	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Harmony V*	2004	44	23	Cuba	Greece
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

* Chartered Vessel

 The following table presents summary information concerning the two new passenger cruise vessels under construction.

Vessel Name	Expected Launch Date	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Venture	December 2018	96	50	West Coast North America and Central America	U.S.A.
Polar Ice Class Vessel	January 2020	126	69		Bahamas

Owned Vessels

National Geographic Endeavour II operates in the Galápagos. The National Geographic Endeavour II joined the fleet in the second quarter of 2016 and, following a significant renovation, deployed during the fourth quarter of 2016. The National Geographic Endeavour II accommodates 95 guests in 50 cabins and offers public areas designed for maximum viewing of nature and wildlife.

National Geographic Explorer joined the fleet in 2008 as our ultimate expedition ship. The National Geographic Explorer is equipped with an ice-strengthened hull, advanced navigation equipment for polar expeditions and a well-appointed interior with multiple interior and exterior locations specifically designed for observing wildlife and the natural environment. Accordingly, the National Geographic Explorer is equipped to visit some of the most remote and extreme areas on the planet. The National Geographic Explorer accommodates 148 guests in 81 cabins, including 13 cabins with private balconies and six suites. The National Geographic Explorer is spacious and modern, with a variety of public areas that offer views of the passing landscape, including a window-lined library and observation lounge located at the top of the ship, several observation decks and a forward-facing chart room.

National Geographic Islander is a twin-hulled, yacht-scale ship designed for active exploration. The National Geographic Islander sails year-round in the Galápagos, which it is ideally suited for as its trim design and maneuvering abilities enable it to visit areas larger vessels cannot, allowing guests to experience the islands from a more up-close perspective. The National Geographic Islander accommodates 47 guests in 24 outside cabins, including two suites. On board there are open decks that are complete with hammocks as well as a large dining room and large lounges that form part of the social hub of the ship.

National Geographic Orion joined the fleet in 2013. The National Geographic Orion is a blue water, ice class vessel, equipped with advanced technology, including large retractable stabilizers, sonar, radar and an ice-strengthened hull, which operates in the Artic, Antarctic, Patagonia and the South Pacific A shallow draft as well as bow and stern thrusters allow for maneuvering close to shore. The National Geographic Orion accommodates 102 guests in 53 cabins, including several with balconies and a variety of public spaces that offer panoramic views of the passing landscape. The public rooms include a window-lined main lounge, as well as an observation lounge and library at the top of the ship, with numerous observation decks.

National Geographic Quest operates in the Alaska, the Pacific Northwest and Central America. The National Geographic Quest is a new vessel, which joined the fleet during the third quarter of 2017. The vessel was built in the United States to meet the precise needs of our unique expeditions. The ship features the latest satellite communication and navigation technology, designed with superior viewing experiences from the decks and common areas, and is equipped with reinforced Zodiacs. The National Geographic Quest has a shallow draft and small size and can reach places inaccessible to larger ships. The vessel accommodates 96 guests in 50 cabins.

National Geographic Sea Bird is the twin ship of the National Geographic Sea Lion and offers expedition cruises in Alaska, the Pacific Northwest, Baja California and the Sea of Cortez. The National Geographic Sea Bird has a shallow draft and small size and can reach places inaccessible to larger ships. The National Geographic Sea Bird accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences.

National Geographic Sea Lion is the twin ship of the National Geographic Sea Bird and operates in Alaska, the Pacific Northwest, Baja California, the Sea of Cortez, Costa Rica and Panama. The National Geographic Sea Lion has a shallow draft and a small size so that it can reach places inaccessible to larger ships. The National Geographic Sea Lion accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences.

Chartered Vessels

Delfin II is a riverboat built to explore the Peruvian Amazon. The Delfin II accommodates 28 guests in 10 suites and four master suites. The entire third deck is open-air, offering a view of the river and the rainforest. The ship is purpose built to serve the waterways of the Amazon and the ship is decorated with handicrafts from the ribereños, indigenous people of the native wildlife preserves.

Jahan is a riverboat built in 2011 for exploring Vietnam and Cambodia. The Jahan accommodates 48 guests in 24 cabins, including two suites. Every cabin has a private balcony and the suites each have a private Jacuzzi. Jahan has four decks and has several public areas where the expedition community can gather to watch life along the riverbank. The public spaces include a covered, open-air observatory, open bow and a pool on the top deck.

Lord of the Glens is specifically sized to be able to sail through the Caledonian Canal in Scotland, which connects the North Sea to the Atlantic and can navigate the coastline and venture to the islands of the Inner Hebrides. The Lord of the Glens accommodates 48 guests in 26 outside cabins.

Harmony V is an expedition vessel used for exploration of the southern coastline and islands of Cuba.  It can accommodate 44 guests in 23 outside cabins.  The ship is fully air-conditioned, has a Sun Deck with an al fresco area that can also be enclosed and used as a venue for presentations and recaps.  The ship is equipped with stabilizers and satellite communications.

Sea Cloud offers the experience of sailing aboard a fully-rigged ship in the Caribbean and Mediterranean and accommodates 58 guests in 28 outside cabins, including two original owner’s suites that still feature original marble baths and fireplaces. The Sea Cloud has extensive public spaces on the top deck, a dining room that can accommodate all guests at once for single seating and a lounge.

Ship Repair and Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our expedition ships is taken out of service for a scheduled deeper maintenance period to conduct repairs and improvements. We maintain our fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled maintenance, periodic inspections, drydocking, wetdocking and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard.

For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks. Drydock interval and required inspections are statutory requirements controlled under chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and Classification Society instructions. Under these regulations, passenger ships must be inspected in drydock twice in five years, with the maximum duration between each drydock inspection not to exceed three years, and an underwater hull inspection is required annually. To the extent practicable each ship’s crew and hotel staff remain with the ship during docking periods and assist in performing repair and maintenance work. We do not earn revenue while ships are in dock. Accordingly, dockings are typically planned during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service.

Guest Activities and Services

We provide our guests the opportunity and the tools to be active and engaged explorers. Our vessels carry a variety of equipment for exploration which, depending on the ship and destination, may include Zodiacs for water-based activities and quick transfers to shore, kayaks for personal exploration, motorized skiffs, an underwater camera, a remotely operated vehicle, a video microscope to study some of the smallest organisms of the marine ecosystem, a crow’s nest camera atop a ship’s mast, hydrophones for listening to vocalizations of marine mammals, snorkeling gear, scuba gear and wetsuits. An experienced and knowledgeable expedition staff leads guests in exploration while Zodiac riding, hiking onshore, paddling on the water or observing wildlife from ashore or onboard the ship. All voyages feature a certified photo instructor onboard and many include photographers from National Geographic.

Our ships allow guests to be close to wild nature, but at the same time, enjoy a high level of comfort, convenience and safety. High-quality dining is an integral part of our expedition experience with influences and flavors that reflect the regions being explored, along with traditional fare. Food prepared aboard is sourced locally whenever practicable from sustainable providers. Seating is open and the atmosphere is relaxed. Our ships offer a range of services and amenities which allow our guests to travel in comfort. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, 24-hour beverage service, internet connection, laundry facilities and a doctor on call.

We offer to handle virtually all travel aspects related to guest reservations and transportation, simplifying the planning and booking process for our guests. We also provide guests the opportunity to purchase pre- and post-expedition extensions or services that may include additional hotel nights, air travel, private transfers, excursions, land travel packages and travel protection insurance.

Competitive Strengths

Our management team believes the following characteristics of our business model will enable us to successfully execute our strategy:

Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, President and Chief Executive Officer of the Company, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world.

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

As a pioneer in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we have earned are as follows:

●	2017 Travel + Leisure World’s Best: Top Small-ship Ocean Cruise Lines

●	2017 Andrew Harper Grand Award for Best Cruise: Antarctica on National Geographic Explorer

●	2017 Andrew Harper Grand Award Staff of the Year: The staff on National Geographic Explorer

●	2017 Travvy Award: Best Cruise Line - Expedition/Adventure

●	2017 Travel Age West Wave Awards: Best Expedition Cruise Line (ocean-going)

●	2017 Recommend Magazine’s Readers’ Choice Awards: Best Cruise Line in Expedition Cruises, Silver Award

●	Conde Nast Traveler 2017 Readers Choice Awards: Top Small Ship Cruise Lines

●	2017 Porthole Cruise Readers’ Choice Awards: Best Expedition Cruise Line

●	2017 Town & Country Travel Cruise Awards: Best Active Itineraries

●	2017 Cruise Critic Editors’ Picks Award: Best for Adventure

●	Afar Magazine’s Travelers’ Choice Cruise Awards: Best Expedition Cruise Lines

●	USA Today’s 10Best.com Readers’ Choice Awards - Best Adventure Cruise Lines

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand in the market is a significant competitive strength.

Compelling Expedition Offerings

Our brand is known for delivering voyages that offer in-depth exploration opportunities in locations around the world. Expeditions are operated on intimately-scaled ships with capacities ranging between 28 and 148 guests, fostering a friendly atmosphere on board and extensive interaction between guests, crew and the teams of world-class scientists, naturalists, researchers and photographers that participate in the expeditions. The vessels are nimble and can access locations that are unattainable for large cruise ships, allowing for in-depth exploration itineraries and viewpoints. The ships are customized to provide our signature adventure experiences and activities, such as kayaking among Antarctic icebergs to view penguins or traveling on a Zodiac for an up-close encounter with a whale.

We are continuously focused on maintaining and elevating the guest experience and identifying new opportunities to help people discover the wonders of the world. We believe that our expedition offerings and our track record of innovation represent significant competitive advantages for us.

Strong Financial Profile

Our business model allows us to generate consistent free cash flow with high revenue visibility. Our guests plan and book their expeditions on average nine months in advance, with a deposit due upon booking, providing us insight into future revenue and a source of cash flow. Based on our product offerings, we are able to support premium pricing with minimal discounting and benefit from low requirements for maintenance capital expenditures, minimal working capital needs and favorable tax attributes.

We also have a strong cash position, providing us with ample financial flexibility to pursue growth opportunities through investment in new vessels, new charters, tactical land-based products or potential acquisitions of ships or other operators, while still maintaining a prudent capital structure.

Significant Growth Opportunities

We believe affluent Americans view their retirement as “a time to travel and explore new places,” favoring travel experiences such as expedition cruising. This has led to strong growth in the specialty cruise segment and we believe these trends will continue. We plan to expand the number of ships in our fleet, including chartered vessels over the next three years. This includes two contracted vessels, a new coastal vessel and a new polar ice class vessel. The expected deliveries of the first two vessels are scheduled for the fourth quarter of 2018 and first quarter of 2020, respectively. Additionally, we believe that our platform is well positioned to opportunistically seek accretive purchases of operators that lack scale and capital, further extending our growth prospects.

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with the National Geographic Society, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in exploration, research, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches more than 600 million people a month through a wide range of media, including print, TV and digital. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic sales channel represented approximately 25% of our guest ticket revenues for the year ended December 31, 2017. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s naturalists and photographers.

Through this alliance, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in an Alliance and License Agreement and a Tour Operator Agreement with terms until December 31, 2025.

Sven-Olof Lindblad, our founder, also serves on the National Geographic Society’s International Council of Advisors, which is composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. Mr. John M. Fahey, Jr., one of our directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

Natural Habitat, Inc.

On May 4, 2016, we acquired an 80.1% ownership interest in Natural Habitat, an adventure travel, land-based, ecotourism company located in Colorado. Natural Habitat offers over 80 different itineraries in more than 30 countries spanning seven continents. Natural Habitat focuses on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada and many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. The smallest expeditions average between eight to nine guests with itineraries running from six to 25 days, with an average of 10 days.

Natural Habitat has partnered with World Wildlife Fund (“WWF”), since 2003 to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name and logo through 2023 in return for a royalty fee.

Industry and Market

We believe the specialty and small ship cruising segment of the cruise industry demonstrates the following positive fundamentals:

Strong Growth in Specialty and Small Ship Cruising Segment

The specialty and small ship cruising segment of the cruise industry is characterized by the smallest vessel size, unique itineraries, active adventures, gourmet culinary programs, highly personalized service and a more inclusive offering. These exclusive attributes, combined with a growing worldwide target population, provide specialty and small ship cruising operators with significant pricing leverage as compared to the other segments of the cruise industry.

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

High Barriers to Entry

The adventure travel and specialty cruise industries in which we operate are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of well-established and trusted brands, the time and personal relationships required to develop strong networks of experts to lead and support expeditions, the cost and time required to build the strong travel agent network partnerships necessary for success, local permits or licenses required to operate in a diverse range of geographies, large capital expenditures and operational insight required to build new and sophisticated ships suited for such specialized activities.

Competition

We compete with a number of cruise lines with competition varying by destination. The market is fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Silversea Expeditions, Quark Expeditions, Compagnie du Ponant, Hurtigruten and Un-Cruise Adventures. For our land-based expeditions, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Overseas Adventure Travel and GeoEx. We also compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for guests’ leisure time. Companies within the vacation market are dependent on consumer discretionary spending.

The cruise industry in general and the expedition cruise industry specifically are characterized by high barriers to entry, including the existence of several established and recognizable brands, the large investment required to build a new, sophisticated ship, the long lead time necessary to construct new ships and limited newbuild shipyard capacity.

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

We believe that our guests do not want to be passive tourists, so our expeditions foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. This could include an opportunity for the guest to watch a killer whale circling a seal on an ice floe, while standing next to a marine biologist and an experienced nature photographer from National Geographic. This intense focus on seeking to elevate the overall experience and engaging with guests has resulted in highly favorable customer feedback. We believe that by consistently delivering exceptional experiences to our guests, we have built a highly valuable and trusted brand in the expedition cruising and land-based expedition market, which attracts a growing number of discerning and affluent guests who are prepared to pay a premium for our offerings.

High Visibility and Differentiated Revenue Management Strategy

Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial notice, we begin to market our voyages approximately 12 to 24 months in advance of the departure date, depending on the destination. Guests book their trips, on average, nine months prior to sail date, paying a deposit at booking and the final payment 60 to 120 days within the date of travel, dependent upon the selected voyage. As of February 26, 2018, 90% of the Lindblad segment’s expected guest ticket revenues for 2018 has been booked.

Unlike the large cruise line operators that serve the broader market, our product offering is inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in driving participation through discounting and do not generally pursue such strategies. Instead, we focus on voyage enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is industry convention to base 100% occupancy on two persons per cabin, we may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market. However, we have achieved strong occupancy rates for the Lindblad segment in the last three years (based on two persons per cabin), operating at above 87% occupancy rate for the years ended December 31, 2017, 2016 and 2015.

Maximize and Grow Net Yields

We have historically achieved high net yields and continue to see opportunities for growth. Net yield is a frequently referenced metric in the cruise industry and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yields are driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend, including spa services and alcoholic beverages. Our net yields were $985, $976 and $971 in 2017, 2016 and 2015, respectively. Furthermore, our historical net yield has been significantly higher than the large scale cruise line operators. We expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts, particularly of pre- and post-voyage extensions on which we have not historically placed significant emphasis.

Elevate Brand Awareness and Loyalty

Our brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat guests. In 2017, 41% of guests booked through our U.S. office were past guests. We have closely aligned our marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”). In the past, we have organized high-level meetings in the Arctic, Antarctic, Galápagos and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality marine based adventure vacation experiences.

We source our business through a combination of direct selling, travel agency networks and our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

The National Geographic relationship also serves as a channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel divisions. The National Geographic channel represented approximately 25%, 27% and 24% of guest ticket revenues for 2017, 2016 and 2015, respectively.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. In addition, we routinely feed content to National Geographic’s social media platforms, which extend the reach of our brand significantly.

Disciplined Expansion

We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators. We currently have a new coastal vessel under construction scheduled for delivery in 2018 and a new polar ice class vessel under construction scheduled for delivery in 2020. We also have options for two additional polar ice class vessels. We believe that we have ample capital and financial flexibility to fund this investment and management considers it to be an important step to meet increasing demand for our offerings.

Operations

Sales and Marketing

We place a strong emphasis on identifying the needs of our guests and creating expedition opportunities and products that guests value. We use communication strategies and marketing campaigns designed to strengthen brand awareness and to emphasize the distinctive qualities of each expedition we offer. Marketing strategies include the use of direct mail, traditional media, social media, brand websites and travel agencies.

We source our business through a combination of direct selling, travel agency networks and our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, our focus has been to primarily source guests for our expeditions from the United States. Expedition cruise guests sourced from the U.S. represented approximately 90%, 89% and 85% of our total global expedition cruise guests’ ticket revenue in 2017, 2016 and 2015, respectively.

Our largest channel for guest bookings is direct contact, either by guests calling our toll-free number (1-800-EXPEDITION) and speaking with our expedition specialists, or requesting a reservation online at our website, expeditions.com. The direct channel represented nearly 41%, 39% and 43% of guest ticket revenues for 2017, 2016 and 2015, respectively.

We also generate significant bookings from travel agents and wholesalers, representing approximately 27% for the year ended 2017 and 27% for the years ended 2016 and 2015. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 25%, 27% and 24% of guest ticket revenues for 2017, 2016 and 2015, respectively.

The remainder of our bookings, 6%, 7% and 5% of guest ticket revenues for 2017, 2016 and 2015, respectively, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

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

Our website, www.expeditions.com, is supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. We also send weekly mobile-optimized emails to our database of opt-in email subscribers, which link back to key areas on expeditions.com. In addition, we routinely offer webinars to offer greater insights into our expeditions, hosted by members of the expedition teams with intimate knowledge of the geographies featured.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. In addition, we routinely feed content to National Geographic’s social media platforms, which extend the reach of our brand significantly.

Our marketing team encompasses broad and diverse skill sets including product and channel marketing, digital marketing, database marketing, copywriting and creative, video production and research and analytics.

Expedition Cruise Pricing

Our voyage prices typically include accommodations and all expedition activities and meals, other than items of a personal nature, such as airfare to and from an expedition, spa treatments and certain other specialized events or activities. Prices vary depending on many factors, including the vessel, the destinations on a particular voyage, number of guest berths available, expedition length, cabin category selected and time of year during which the expedition takes place. Payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to departure.

We focus on maintaining list pricing of our offerings and any discounting that we pursue is tactical, targeted and infrequent. In addition to our standard expedition packages, we may be able to offer a complete vessel for charter and may provide incentives for this type of arrangement. Group and multi-generational family travel may also be eligible for additional incentives based upon the voyage, duration and number of guests travelling. From time to time, we may incentivize guests to book with us with a variety of offers, including free or reduced price air transportation, hotel nights or other value-added items. We offer rewards to our guests through our loyalty program, Friends for Life, to encourage repeat business.

Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation

We seek to inspire people to explore and care about the planet. One of our governing principles is to positively impact the areas we explore and in which we work. To this end, we, along with the National Geographic Society, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to protect the last wild places in the ocean, support innovative local projects and facilitate conservation, research, education and community development projects in the places we explore. Together with our guests, we have raised $9 million since the Fund was established in 2008. In addition, 500,000 shares of Lindblad common stock were contributed, or committed to be contributed, to the LEX-NG Fund by the founders of Capitol Acquisition Corp. II in connection with the merger with Lindblad Expeditions, Inc., to support the regions that we visit. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. In 2017, eight key regions plus two major National Geographic conservation and education initiatives were supported with an aggregate amount of $1.5 million. The majority of funds were donated by guests traveling aboard our fleet. The LEX-NG Fund is managed jointly by one of our staff members and two National Geographic Society staff members, and the Board is currently comprised of five members, including Sven-Olof Lindblad, our founder, President and Chief Executive Officer, and Dr. Jonathan Baillie, Chief Scientist and Senior Vice President, Science & Exploration at the National Geographic Society.

We currently operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a longstanding relationship with the National Geographic Society, which was founded on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

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

Seasonality

Our tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue recorded in the third and fourth quarter from its summer season departures and polar bear tours.

Suppliers

Our largest capital expenditures are for ship acquisition and maintenance. Our largest operating expenditures are for payroll, fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices.

Insurance

We maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is at appropriate levels to protect against most of the risk involved in the conduct of our business.

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This coverage includes coverage for physical damage to the ship, which is not covered under the hull policies, as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks, as well as business interruption insurance for our owned ships based on the evaluation of the financial exposure per vessel for profitability. In addition, we maintain workers compensation, directors’ and officers’ liability and other insurance coverage.

We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available in the future, particularly for war risk insurance. All of our insurance coverage is subject to certain limitations, exclusions and deductible levels.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, certain ships are registered in the U.S., the Bahamas or Ecuador, as applicable. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Ships are also subject to similar inspections pursuant to the laws and regulations of various other countries visited. We consider ourselves to be in material compliance with all the regulations applicable to our ships and that we have all licenses necessary to conduct our business. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally. From time to time, various regulatory and legislative changes may be proposed that could impact operations and subject us to increasing compliance costs in the future.

Safety and Security Regulations

Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which, among other things, establishes requirements for ship design, structural features, materials, construction, life-saving equipment and safe management, and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications were phased in through 2010. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators. All of our operations and ships are regularly audited by various national authorities and maintain the required certificates of compliance with the ISM Code.

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

The ships are subject to the International Maritime Organization’s regulations under the International Convention for the Prevention of Pollution from Ships (the “MARPOL Regulations”), which includes requirements designed to minimize pollution by oil, sewage, garbage and air emissions. We have obtained the relevant international compliance certificates relating to oil, sewage and air pollution prevention for all of our ships.

The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide and also establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2014, there were four established ECAs: the Baltic Sea, the North Sea/English Channel, certain of the waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands. Currently, ships operating in ECAs are required to operate on fuel with a sulfur content of not more than 0.1% m/m (mass by mass). Ships operating elsewhere are subject to a limit of 3.5%, which is expected to be reduced to not more than 0.5% m/m on and after January 1, 2020 (or January 1, 2025 if the International Maritime Organization elects to defer the new cap of sulfur content following a review of the availability of low sulfur fuel for use by ships).

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

The Jones Act

As U.S. flag vessels, the National Geographic Sea Bird, the National Geographic Sea Lion and the National Geographic Quest, are subject to the U.S. laws relating to the transport of passengers or cargo between U.S. ports in the U.S. coastwise trade. Our newbuild coastal vessel, the National Geographic Venture, currently under construction, will also be U.S. flagged.

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

Regulations Regarding Protection of Disabled Persons

Our U.S. flag vessels, the National Geographic Sea Bird, the National Geographic Sea Lion and the National Geographic Quest, are subject to the Americans with Disabilities Act (ADA), which creates affirmative requirements intended to facilitate access by disabled persons. The ADA requires that our U.S. flagged vessels make “reasonable accommodation” in their policies, practices and procedures to facilitate the carriage of passengers with disabilities.

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

Employees

As of December 31, 2017, we had approximately  528 employees, including 312 shipboard employees, 213 full-time employees and three part-time employees in our shoreside operations.

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

Our corporate headquarters are located at 96 Morton Street, 9th Floor, New York, New York 10014. Our telephone number is (212) 261-9000. Our Internet address is www.expeditions.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website after we file such material with the Securities and Exchange Commission. We do not intend for information contained on our website to be a part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operation and future growth prospects.

Risks Related to Our Business and Operations

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel and adversely impact our operating results, cash flows and financial condition.

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic and geopolitical conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Demand for our expeditions may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, can decrease consumer demand and result in reduced pricing for expeditions in areas affected by such conditions.

Incidents or adverse publicity concerning the cruise industry, the expedition travel industry or the travel industry in general, weather conditions and other natural disasters or disruptions could affect our reputation as well as impact our sales and results of operations.

The operation and/or use of cruise ships, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents including oil spills, and other incidents. Such incidents may cause guests and potential guests to question their safety, health, security and vacation satisfaction, and could negatively impact our reputation. Incidents involving cruise ships, particularly the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity in general concerning the cruise industry, have impacted and could in the future impact demand for our expeditions and pricing in the industry. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, including costs related to increasing government or other regulatory oversight. Incidents involving our own fleet may result in litigation.

Our fleet and the port facilities we use may also be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice floes. From time to time, we may be forced to alter itineraries or cancel expeditions due to these or other factors, which could negatively impact our sales and profitability. Increases in the frequency, severity or duration of severe weather events, including those related to climate change, could exacerbate the impact and cause further disruption to our operations. In addition, these and any other events that impact the travel industry more generally may negatively impact our ability to deliver guests or crew to our expeditions and/or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

Ship repair or revitalization delays or mechanical issues on existing vessels may result in cancellation of expeditions or unscheduled drydockings and repairs and thus adversely affect our results of operations.

We depend on shipyards to repair, maintain and revitalize our ships on a timely basis and to ensure they remain in good working order. The sophisticated nature of repairing and revitalizing a ship involves risks, and shipyards may encounter financial, technical or design problems when doing these jobs. Delays in ship repair or revitalization or mechanical failures have in the past and may in the future result in delays or cancellations of expeditions and unscheduled drydocks and repairs of ships. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in drydock for an extended period for repairs. Any such delays, cancellations of expeditions and/or unscheduled drydockings could have a material adverse effect on our business, results of operations and financial condition. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels) could harm us.

Building new vessels is subject to risks of delay or cost overruns caused by conditions beyond our control, including one or more of the following:

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

Significant delays, cost overruns and failure to timely deliver new vessels we have committed to service our guests could adversely affect us in several ways, including delaying the implementation of our business strategies, materially increasing our cost of servicing our commitments to our guests or resulting in the cancellation of scheduled expeditions. In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots could impact our ability to construct new ships when and as planned and/or result in stronger bargaining power on the part of the shipyards.

We must make substantial capital expenditures to maintain and/or expand our fleet.

We must make substantial capital expenditures to maintain our fleet in good working order. Maintenance capital expenditures include those associated with drydocking a vessel, modifying an existing vessel or acquiring a new vessel. These expenditures could increase as a result of changes in the cost of labor and materials; customer requirements; increases in our fleet size or the cost of replacement vessels; governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels drydocked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

We are currently making substantial capital expenditures to increase the size of our fleet by constructing new vessels and may acquire existing vessels from other parties in the future. Shipyards generally require us to make installment payments on any new ship build prior to delivery, which requires us to expend a significant amount of money to build a new vessel without any corresponding revenue for an extended period of time. In addition, we may not receive the expected demand for our newly constructed or acquired vessels, which could have an adverse impact on our operations

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our expedition sales and/or pricing.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. The further growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to achieve yield improvement. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments, which may result in lower than anticipated profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

Fears of terrorist and pirate attacks, war and other hostilities, travel restrictions and the spread of contagious diseases could have a negative impact on our results of operations.

Events such as terrorist and pirate attacks, war and other hostilities and the resulting political instability, travel restrictions, such as travel bans to and from certain geographical areas and heightened regulations around customs and border control, the spread of contagious diseases, such as the Zika virus, and other related concerns over the safety, health and security aspects of traveling, or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and expedition cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours.

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

We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, potential changes in local laws, rules and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws or regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

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

While our historical focus has been to serve guests from the North American expedition cruise market, we may expand our focus to include other global markets. Expansion into new markets requires significant levels of investment. There can be no assurance that any new markets will develop as anticipated or that we will have success in any new markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

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

We have an on-going partnership with National Geographic and the termination or alterations in this relationship may have an adverse effect on our business.

The National Geographic Society is one of the largest non-profit scientific and educational institutions in the world. Its interests include geography, archaeology and natural science, the promotion of environmental and historical conservation, and the study of world culture and history. In furtherance of similar interests and goals, we have entered into a Tour Operator Agreement and an Alliance and License Agreement (collectively, the “NG Agreements”) with National Geographic Partners, LLC.

Pursuant to the NG Agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes and we and our guests have access to National Geographic photographers, naturalists and other experts. National Geographic may in certain instances terminate the Alliance and License Agreement with us, including upon a termination event caused by a change of control in which Sven-Olof Lindblad or his designated successor ceases to hold a senior management role with the company, a termination due to our failure to achieve specified year-over-year revenue growth percentage requirements, a failure to meet the conditions necessary to extend the relationship through 2025 or otherwise. If the NG Agreements are terminated or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations may be materially adversely affected.

We have a relationship with World Wildlife Fund (“WWF”) through our Natural Habitat subsidiary and the termination or alterations in this relationship may have an adverse effect on our Natural Habitat business.

WWF is a leading conservation organization whose mission is to conserve nature and reduce the most pressing threats to the diversity of life on Earth. Natural Habitat partners with WWF to offer conservation travel through a license agreement that allows Natural Habitat to use the WWF name and logo in return for a royalty fee, through 2023.

If Natural Habitat’s license agreement with World Wildlife Fund was terminated or modified in any material respect, our results of operations for the Natural Habitat segment may be materially adversely affected.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

Any circumstance or event that leads to a decrease in consumer cruise and land-based travel spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry or the travel industry, could negatively affect our operating cash flows. Although we believe that we have sufficient cash flows from operations and will have sufficient access to capital to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace outstanding debt and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the condition of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

Our Restated Credit Agreement contains certain financial covenants and is secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants could result in an event of default. Further, if an event of default under a credit facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

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

Our operating costs, particularly fuel expenditures, could increase due to market forces and economic or geopolitical factors beyond our control.

Expenditures for fuel represent a significant cost of operating our business. If fuel prices rise significantly in a short period of time, we may be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs. In addition, volatility in fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. To date, we have not hedged our fuel costs with any fuel derivative instruments. If we decide to enter into such instruments in the future, we will be subject to the risk that the fuel derivatives will not provide adequate protection against significant increases in fuel prices and could in fact result in hedging losses and result in us effectively paying higher than market prices for fuel.

Our other capital expenditure and operating costs, including food, hotel, payroll, maintenance and repair, airfare, taxes, insurance and security costs, are subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in these capital expenditure and operating costs could adversely affect our profitability.

Price increases for commercial airline service for our guests or major changes or reductions in commercial airline service and/or availability could increase our operating expenses and adversely impact the demand for expedition travel.

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

Because we rely on travel agencies to generate a substantial portion of the bookings for our ships, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these agencies may be incentivized to sell vacation packages offered by our competitors to our detriment, which could adversely impact our operating results. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income. Significant disruptions or contractions in the industry could reduce the number of travel agencies available for us to market and sell our expeditions, which could have an adverse impact on our financial condition and results of operations.

Disruptions in our shoreside operations or our information systems may adversely affect our results of operations.

Our principal executive offices are located in New York, New York, and our principal shoreside operations are located in Seattle, Washington. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the Euro, the Canadian Dollar, the Australian Dollar, the Swedish Krona, and the British Pound. In 2017, 2016 and 2015, we derived approximately 10%, 11% and 15%, respectively, of our guest ticket revenues from guests outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, net income and the value of balance sheet items denominated in foreign currencies. We use limited financial instruments to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship maintenance contracts and may in the future have ship construction contracts which are denominated in currencies other than the U.S. dollar. We may in the future enter into forward contracts and collar options to manage a portion of the currency risk associated with these contracts, and we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the reputation, skills and contributions of key executives (including Sven-Olof Lindblad, in particular) and other employees, and on our ability to recruit and retain high quality personnel. Our management team is comprised of individuals with a diverse knowledge base and skill sets acquired through extensive experience in expedition cruising, adventure travel, and hospitality. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. A loss of key executives or other key employees or disruptions among our personnel could adversely affect our results of operations.

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

Our business continues to demand the use of sophisticated technology and systems, such as reservations and reporting systems. These technologies and systems must be refined, updated and/or replaced with more advanced systems in order to continue to meet our guests’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

At the present time, many of our subsidiaries that are foreign corporations do not derive any significant income from sources within the United States, and are not subject to significant United States federal income taxes. Any income earned by these subsidiaries from sources within the United States generally is subject to United States federal income tax (and United States branch profits tax) unless the requirements of the exemption under Section 883 of the Internal Revenue Code are met. Although we expect that any United States source income of our foreign subsidiaries will generally qualify for the benefits of the Section 883 exemption, there is no assurance that such benefits will be available.

In addition, the enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations. In general, changes in tax laws may affect our tax rate, increase our tax liabilities, carrying value of deferred tax assets, or our deferred tax liabilities. Any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

Restrictions on travel or access to certain protected or preserved areas could adversely affect our business.

We believe that our expedition itineraries are a major reason why guests choose our expedition cruises over competing cruises and vacation options. However, our ability to follow our planned itinerary for any expedition cruise may be affected by a number of factors, including security concerns, adverse weather conditions and natural disasters, local government regulations and restrictions and other restrictions on access, including access to protected or preserved areas.

For instance, the number of visitors admitted to the Galápagos National Park at any given time is limited by the number of “cupos” permits issued by the Galápagos National Parks Service. In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos in effect as of July 2015 will have a validity of nine years. Our rights to operate in the Galapagos will therefore expire in July 2024 and based on the new law and decree, we will begin the renewal process in 2020.

Although the current holders of cupos will have the opportunity to re-apply for them, other enterprises and individuals will also have the opportunity to bid on cupos as they become subject to renewal. All bidders in this process must present proof that they fulfill the conditions to properly utilize the license. Notable criteria include, without limitation, access to a vessel, experience in tourism, a proven record of environmentally sensitive behavior, marketing requirements, etc. If the Galápagos National Parks Service were to further restrict access to the park, we might be required to alter certain of our travel itineraries. Such a development would negatively impact our business and revenues.

Changes in other governmental and environmental rules and regulations in the Galápagos Islands and other travel destinations could also cause sudden losses in revenue, together with additional expenditures due to the need to revise our existing itineraries. Restrictions on access for us and our guests to other protected or preserved areas, including national parks, may result in losses in revenues typically generated by our expeditions to such areas.

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

While we maintain comprehensive insurance and believe that our current coverage is at appropriate levels, we are not protected against all risks and there can be no assurance that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. Our protection and indemnity (“P&I”) liability insurance is placed on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the P&I Club. We are also subject to additional premium assessments including, but not limited to, investment or underwriting shortfalls experienced by the P&I Club. If we were to sustain significant losses in the future, our ability to obtain insurance coverage at all or at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

If we do not restrict the amount of ownership of our common stock by non-U.S. citizens, we could be prohibited from operating vessels in U.S. coastwise trade, which would adversely impact our business and operating results.

To the extent any of our United States flagged vessels are engaged in U.S. coastwise trade, we will be subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry cargo or passengers between U.S. ports. Subject to limited exceptions, the Jones Act requires that such vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and beneficially owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens within the meaning of the Jones Act. A failure to maintain compliance with the Jones Act would adversely affect our financial position and our results of operations as we would be prohibited from operating vessels in the U.S. coastwise trade during any period in which we do not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities our compliance with the Jones Act. In addition, a failure to maintain compliance could subject us to fines and our vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

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

To the extent that the above trust transfer provisions would be ineffective for any reason, our amended and restated certificate of incorporation provides that, if the percentage of the shares of any class or series of capital stock owned (of record or beneficially) by non-U.S. citizens is known to us to be in excess of 22% for such class or series, we, in our sole discretion, shall be entitled to redeem all or any portion of such shares most recently acquired (as determined by us in accordance with guidelines that are set forth in our amended and restated certificate of incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status, in excess of such permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in our amended and restated certificate of incorporation. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by us. As a result of these provisions, a shareholder who is a non-U.S. citizen may be required to sell its shares of common stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened.

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

In addition to the risks described above, the foregoing ownership restrictions on non-U.S. citizens could delay, defer or prevent a transaction or change in control that might involve a premium price for common stock or otherwise be in the best interest of our shareholders.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until December 31, 2018. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

As of February 26, 2018, we had issued and outstanding warrants to purchase 10,103,828 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described in the prospectus for our initial public offering have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described in the prospectus for our initial public offering have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.

An active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, shares of common stock may not be able to be resold at or above the purchase price of such shares. Although there can be no assurances, we expect that our common stock will continue to be listed on the NASDAQ Stock Market. However, even if our common stock continues to be listed on the NASDAQ Stock Market, there is no assurance that an active market for our common stock will continue in the foreseeable future.

We do not intend to pay any dividends to shareholders in the foreseeable future.

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our Board of Directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 1415 Western Avenue, Seattle, Washington, consisting of approximately 7,200 square feet. We also lease our Natural Habitat office in Louisville, Colorado, a media studio in Burlington, Vermont and an office in Sydney, Australia. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions, Ships and Voyages.”

Item 3.	Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively. The following table sets forth the high and low closing prices for our common stock and warrants as reported by the NASDAQ Capital Market for the two most recent years by quarter:

	Common Stock		Warrants
Period	High	Low	High	Low
2017:
Fourth Quarter	$11.13	$9.21	$1.95	$1.35
Third Quarter	$11.21	$9.76	$2.25	$1.78
Second Quarter	$10.50	$8.95	$2.30	$1.87
First Quarter	$9.72	$8.62	$2.30	$1.90

2016:
Fourth Quarter	$10.08	$7.75	$2.55	$1.63
Third Quarter	$10.08	$8.51	$2.46	$1.55
Second Quarter	$10.70	$8.69	$2.60	$1.50
First Quarter	$11.40	$9.24	$3.00	$2.21

Holders

As of February 26, 2018, there were 161 holders of record of our common stock and 10 holders of record of our warrants. Since certain of our shares and warrants are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2017.

Repurchases of Securities

On November 2, 2016, our Board of Directors approved a $15.0 million increase to the original $20.0 million Repurchase Plan, announced in November 2015, to $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources. There were no repurchases of common stock in the fourth quarter of 2017.

The following table represents information with respect to purchases by the Company of outstanding warrants during the quarter ended December 31, 2017:

Period	Total number of warrants purchased	Average price paid per warrant	Total number of warrants purchased as part of publicly announced plans or programs	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
October 1-31, 2017	-	$-	-	$13,001,479
November 1-30, 2017	-	-	-	13,001,479
December 1-31, 2017	16,495	1.35	16,495	12,979,046
Total	16,495	$1.35	16,495	$12,979,046

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from July 3, 2013 (the date our warrants and common stock commenced separate trading on the NASDAQ Capital Market) to December 31, 2017 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on July 3, 2013 and reinvestment of dividends.

	07/03/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
LIND	$100.00	$100.42	$103.13	$115.97	$98.64	$102.19
S&P 500	100.00	114.42	127.45	126.53	138.89	165.51
FTSE 100 Index	100.00	108.33	105.40	100.20	114.65	123.40

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Tour revenues	$266,504	$242,346	$209,985	$198,459	$192,237
Operating income	$10,744	$13,981	$15,502	$30,420	$23,522
Net (loss) income	$(7,529)	$5,059	$19,742	$22,245	$14,844
Per Share Data:
(Loss) earnings per share:
Basic	$(0.19)	$0.11	$0.44	$0.44	$0.29
Diluted	$(0.19)	$0.10	$0.43	$0.44	$0.29
Weighted average shares outstanding, basic	44,576,912	45,649,971	44,917,829	50,878,894	51,106,436
Weighted average shares outstanding, diluted	44,576,912	46,456,921	45,575,387	50,878,894	51,106,436

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$424,348	$407,701	$381,613	$245,925	$207,028
Long-term debt	$165,936	$165,878	$164,443	$56,690	$59,935
Total liabilities	$311,724	$288,722	$267,692	$178,358	$151,455
Total stockholders’ equity	$106,322	$113,809	$113,921	$67,567	$55,573

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We provide expedition cruising and adventure travel experiences that include itineraries that feature up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a strategic business alliance with National Geographic founded on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. Fuel costs represented 3.2%, 3.4% and 4.3% of our Lindblad segment tour revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

In November 2017, the Company executed a contract to build a polar ice class vessel targeted to be competed in January 2020, with  potential accelerated delivery to November 2019, with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, LME exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. The new build process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team.

In December 2015, we entered into two separate contracts with Ice Floe LLC, to build the National Geographic Quest and the National Geographic Venture. Management considers this investment to be an important step to meet increasing demand for our expedition cruise offerings. The National Geographic Quest launched in the third quarter of 2017 and operated in Alaska and British Columbia during the summer of 2017 before voyaging to Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season.

In December 2016, we launched the National Geographic Endeavour II, which replaced the National Geographic Endeavour. Endeavour II will operate year-round in the Galápagos Islands. National Geographic Endeavour was fully depreciated and we incurred a $0.8 million loss on disposal of the vessel during the fourth quarter of 2016.

In the fourth quarter of 2016, the National Geographic Orion experienced an issue with its main engine and as a result we cancelled one voyage in 2016 and four voyages during the first quarter of 2017 for necessary engine repairs and in the first quarter of 2017, the National Geographic Sea Lion cancelled two voyages to repair the onboard air conditioning system. In addition, the delayed delivery of the National Geographic Quest caused the cancellation of four highly booked voyages. The Company estimates that the impact of these cancellations was approximately $12.4 million in tour revenues and $9.0 million Adjusted EBITDA in 2017.

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

 On March 7, 2016, we entered into a Restated Credit Agreement with Credit Suisse, amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our Company’s existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit sub facility. Our obligations under the Restated Credit Facility are secured by substantially all our assets. See Note 7 – Long-Term Debt in the Notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Restated Credit Agreement.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2017 and 2016 and for the years ended December 31, 2016 and 2015;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

●	Other tour revenues from the sale of pre- or post-expedition excursions, hotel accommodations and land-based expeditions; air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, cancellation fees and insurance proceeds.

Cost of tours

Cost of tours includes the following:

●	Direct costs associated with revenues, including cost of pre- or post-expedition excursions, hotel accommodations and land-based expeditions, air and other transportation expenses and cost of goods and services rendered onboard;

●	Payroll costs and related expenses for shipboard and expedition personnel;

●	Food costs for guests and crew, including complimentary food and beverage amenities for guests;

●	Fuel costs and related costs of delivery, storage and safe disposal of waste; and

●	Other tour expenses, such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance and charter hire costs.

Selling and marketing

Selling and marketing expenses include commissions and a broad range of advertising and promotional expenses.

General and administrative

General and administrative expenses primarily include the cost of shoreside vessel support, reservations and other administrative functions, including salaries and related benefits, credit card commissions, professional fees and rent.

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yields and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry.

The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our results of operations and financial condition together with the consolidated financial statements and the related notes thereto also included in Item 8 of this Annual Report on Form 10-K.

Adjusted EBITDA is net (loss) income excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the National Geographic fee amortization, merger-related expenses and acquisition-related expenses. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. The Company believes Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

Foreign Currency Translation

The U.S. dollar is the functional currency in our foreign operations and re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statements of operations.

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

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income and net income for the years ended December 31, 2017, 2016 and 2015 as shown in the following table:

	For the years ended December 31,
(In thousands, except per share data)	2017	2016	Change	%	2015	Change	%
Tour revenues	$266,504	$242,346	$24,158	10%	$209,985	$32,361	15%
Cost of tours	135,526	118,977	16,549	14%	95,417	23,560	25%
Gross profit	130,978	123,369	7,609	6%	114,568	8,801	8%
General and administrative	60,529	51,896	8,633	17%	38,994	12,902	33%
Selling and marketing	42,354	39,072	3,282	8%	35,083	3,989	11%
Depreciation and amortization	17,351	18,420	(1,069)	(6%)	11,645	6,775	58%
Merger-related expenses	-	-	-	NA	13,344	(13,344)	NA
Operating income	$10,744	$13,981	$(3,237)	(23%)	15,502	(1,521)	(10%)
Net (loss) income	(7,529)	5,059	(12,588)	(249%)	$19,742	$(14,683)	(74%)
(Loss) earnings per share available to common stockholders
Basic	$(0.19)	$0.11	$(0.30)	(273%)	$0.44	$(0.33)	(75%)
Diluted	(0.19)	0.10	(0.29)	(290%)	0.43	(0.33)	(77%)

Comparison of Years Ended December 31, 2017 and December 31, 2016 - Consolidated

Tour Revenues

Tour revenues increased $24.2 million, or 10%, to $266.5 million in 2017 compared to $242.3 million in 2016. The Lindblad segment increased tour revenues by $9.0 million driven primarily by the launch of the National Geographic Quest and the National Geographic Endeavour II, as well as additional charter expeditions, partially offset by the cancellation of four highly booked voyages on the National Geographic Orion and two highly booked voyages on the National Geographic Sea Lion. Tour revenues at the Natural Habitat segment, which was acquired in the second quarter of 2016, increased $15.2 million primarily due to a full twelve months of operations in 2017. It is estimated that total company tour revenues would have increased approximately $36.5 million, or 15%, over the prior year to $278.9 million excluding the impact of the voyage cancellations on the National Geographic Orion and the National Geographic Sea Lion and the delayed delivery of the National Geographic Quest.

Cost of Tours

Cost of tours increased $16.5 million, or 14%, to $135.5 million in 2017 compared to $119.0 million in 2016. At the Lindblad segment, cost of tours increased $8.3 million primarily related to the launch of the National Geographic Quest, as well as additional charter expeditions and costs related to cancelled voyages, partially offset by lower drydock expense. At the Natural Habitat segment cost of tours increased $8.0 million primarily due to a full twelve months of operations in 2017.

General and Administrative Expenses

General and administrative expenses increased by $8.6 million, or 17%, to $60.5 million in 2017 compared to $51.9 million in 2016. At the Lindblad segment, general and administrative expenses increased $4.5 million primarily due to a $5.2 million increase in stock based compensation, which was mainly associated with the CEO Share Allocation Plan, as well as $1.4 million in executive severance costs. The increase was partially offset by lower personnel and consulting costs. At the Natural Habitat segment, general and administrative expenses increased $4.2 million primarily due to a full twelve months of operations in 2017.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.3 million, or 8%, to $42.4 million in 2017 compared to $39.1 million in 2016 primarily due to a $2.1 million increase at the Lindblad segment as result of increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $1.2 million primarily due to a full twelve months of operations in 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $1.1 million, or 6%, to $17.4 million in 2017 compared to $18.4 million in 2016 primarily related to accelerated depreciation of $5.0 million associated with the retirement of the National Geographic Endeavour in 2016, which was partially offset by depreciation in 2017 related to the addition of the National Geographic Endeavour II and the National Geographic Quest to the fleet.

Other (Expense) Income

Other expenses were $8.3 million in 2017 compared to $12.1 million in 2016. The $3.8 million change was primarily due to the following factors:

●

In 2017, we recorded a $1.1 million gain in foreign currency translation compared to a loss of $0.7 million in 2016 due to the strength of the U.S. dollar in relation to the Canadian dollar and the Euro.

●	Interest expense, net, decreased $0.4 million to $9.7 million in 2017 from $10.1 million in 2016 due to higher capitalized interest primarily related to the National Geographic Quest and the National Geographic Venture offset by higher cash interest caused by higher rates.
●
In 2017, the $0.5 million gain on sale primarily related to the sale of the National Geographic Endeavour. We had recognized a loss of $0.8 million in 2016 related to the loss of disposal of the National Geographic Endeavour.

Comparison of Years Ended December 31, 2016 and December 31, 2015

Tour Revenues

Tour revenues increased $32.3 million, or 15%, to $242.3 million in 2016 compared to $210.0 million in 2015. The increase was primarily a result of $34.5 million in added tour revenues from the acquisition of Natural Habitat, partially offset by a decrease of $2.2 million of tour revenues at the Lindblad segment.

Cost of Tours

Total cost of tours increased $23.6 million, or 25%, to $119.0 million in 2016 compared to $95.4 million in 2015. The increase was primarily a result of $22.5 million of additional tour costs related to the acquisition of Natural Habitat and a $1.1 million increase in cost of tours at the Lindblad segment due to increased drydock and charter expenses, partially offset by lower fuel expenses.

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

Merger-Related Expenses

Merger-related expenses for the year ended December 31, 2015 were $13.3 million consisting of one-time professional fees associated with the merger transaction that was completed in July 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2016 and 2015 were $18.4 million and $11.6 million, respectively. The $6.8 million increase was primarily related to the $5.0 million of accelerated depreciation for the National Geographic Endeavour described in Item 8 of this Annual Report in Note 2 – Summary of Significant Accounting Policies.

Other (Expense) Income

Other expenses were $12.1 million in 2016 compared to other income of $1.6 million in 2015. The $13.7 million change was primarily due to the following factors:

●	A $0.8 million loss on disposal of National Geographic Endeavour in 2016 compared to the $5.0 million success fee income and the gain on the disposal of assets of $7.5 million in 2015.

●	Interest expense, net, decreased $0.8 million to $10.1 million in 2016 from $10.9 million in 2015. The decrease was primarily related to $1.6 million in capitalized interest in 2016 with no capitalized interest for 2015 and a $1.4 million decrease primarily from the accelerated amortization of deferred finance costs related to the repayment of our senior debt in May 2015 partially offset by $2.2 million in higher cash interest primarily due to higher debt levels from our Restated Credit Facility See Item 8 of this Annual Report Note 7 – Long-Term Debt; and

●	In 2016, we recorded a $0.7 million loss in foreign currency translation compared to a small loss in 2015.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2017	2016	Change	%	2015	Change	%
Tour revenues:
Lindblad	$216,815	$207,836	$8,979	4%	$209,985	$(2,149)	(1%)
Natural Habitat*	49,689	34,510	15,179	44%	-	34,510	NA
Total tour revenues	$266,504	$242,346	$24,158	10%	$209,985	$32,361	15%
Impact of voyage cancellations	12,353	-	12,353	NA	-	-	NA
Total tour revenues excluding voyage cancellations	$278,857	$242,346	$36,511	15%	$209,985	$32,361	15%
Operating income (loss):
Lindblad	$7,291	$11,794	$(4,503)	(38%)	$15,502	$(3,708)	(24%)
Natural Habitat*	3,452	2,187	1,265	58%	-	2,187	NA
Total operating income	10,743	13,981	(3,238)	(23%)	15,502	(1,521)	(10%)
Impact of voyage cancellations	8,798	-	8,798	NA	-	-	NA
Total operating income excluding voyage cancellations	$19,541	$13,981	$5,560	40%	$15,502	$(1,521)	(10%)
Adjusted EBITDA:
Lindblad	$38,655	$38,624	$31	0%	$46,801	$(8,177)	(17%)
Natural Habitat*	4,834	3,038	1,796	59%	-	3,038	NA
Total adjusted EBITDA	43,489	41,662	1,827	4%	46,801	(5,139)	(11%)
Impact of voyage cancellations	9,047	-	9,047	NA	-	-	NA
Total adjusted EBITDA excluding voyage cancellations	$52,536	$41,662	$10,874	26%	$46,801	$(5,139)	(11%)

* The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2017 to December 31, 2016

Tour Revenues

Tour revenues increased $9.0 million, or 4%, to $216.8 million in 2017 compared to $207.8 million in 2016 primarily due to additional guest ticket revenue associated with the launch of the National Geographic Quest and the National Geographic Endeavour II, as well as from additional charter expeditions and higher yields. Net Yield in 2017 increased to $985 compared to $976 in 2016, primarily driven by price increases and changes in itineraries. This increase was partially offset by the impact of the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion. It is estimated tour revenues would have increased approximately $21.3 million, or 10%, over the prior year to $229.2 million excluding the impact of the voyage cancellations and the delayed delivery of the National Geographic Quest.

Operating Income

Operating income decreased $4.5 million, or 38%, to $7.3 million in 2017 compared to $11.8 million in 2016 primarily related to the voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017. The operating income also reflects higher tour revenues and lower drydock costs, partially offset by the costs associated with operating the National Geographic Quest following the July 2017 launch and higher charter costs. In addition, higher general and administrative expenses of $4.5 million were due primarily to higher stock based compensation associated with the CEO Share Allocation Plan, as well as executive severance costs. Excluding the impact of cancelled voyages and the delayed delivery of the National Geographic Quest, it is estimated that operating income would have increased approximately $4.3 million or 36% over the prior year to $16.1 million.

Comparison of Years Ended December 31, 2016 to December 31, 2015

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

Operating Income

Operating income decreased $3.7 million, or 24%, to $11.8 million in 2016 compared to $15.5 million in 2015. This decrease was primarily related to $13.8 million higher operating expenses and a $2.2 million decrease in other tour revenues, partially offset by the absence of merger-related costs of $13.3 million that occurred in 2015. The higher operating expenses for 2016 were primarily related to additional personnel and public company costs and additional 2016 costs related to the accelerated depreciation for the National Geographic Endeavour described in Item 8 of this Annual Report in Note 2 – Summary of Significant Accounting Policies.

Results of Operations – Natural Habitat Segment

Comparison of Years Ended December 31, 2017 to December 31, 2016

Tour Revenues

Tour revenues increased $15.2 million, or 44%, to $49.7 million compared to $34.5 million in 2016 due primarily to a full twelve months of operations in 2017.

Operating Income

Operating income increased $1.3 million, or 58%, to $3.5 million in 2017 compared to $2.2 million in 2016 due primarily to a full twelve months of operations in 2017.

Comparison of Years Ended December 31, 2016 to December 31, 2015

Natural Habitat reported $34.5 million in tour revenues and $2.2 million in operating income for the period from May 5, 2016, the acquisition date, to December 31, 2016.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA

Consolidated
	For the years ended December 31,
(In thousands)	2017	2016*	2015
Net (loss) income	$(7,529)	$5,059	$19,742
Income tax expense (benefit)	10,002	(3,200)	(2,649)
Interest expense, net	9,736	10,146	10,901
Depreciation and amortization	17,351	18,420	11,645
(Gain) loss on foreign currency	(1,144)	720	40
(Gain) loss on transfer of assets	(454)	83	(7,502)
Other expense (income), net	133	1,173	(5,030)
Stock-based compensation	10,627	5,411	4,913
National Geographic fee amortization	2,907	2,907	1,397
Executive severance costs	1,409	-	-
Reorganization costs	451	-	-
Acquisition-related expenses	-	943	-
Merger-related expenses	-	-	13,344
Adjusted EBITDA	43,489	41,662	46,801
Impact of voyage cancellations	9,047	-	-
Adjusted EBITDA excluding impact of voyage cancellations	$52,536	$41,662	$46,801

* The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment
	For the years ended December 31,
(In thousands)	2017	2016	2015
Operating income	$7,292	$11,794	$15,502
Depreciation and amortization	15,969	17,569	11,645
Stock-based compensation	10,627	5,411	4,913
National Geographic fee amortization	2,907	2,907	1,397
Executive severance costs	1,409	-	-
Reorganization costs	451	-	-
Acquisition-related expenses	-	943	-
Merger-related expenses	-	-	13,344
Adjusted EBITDA	38,655	38,624	46,801
Impact of voyage cancellations	9,047	-	-
Adjusted EBITDA excluding impact of voyage cancellations	$47,702	$38,624	$46,801

Reconciliation of Operating Income to Adjusted EBITDA

Natural Habitat Segment
	For the years ended December 31,
(In thousands)	2017	2016*
Operating income	$3,452	$2,187
Depreciation and amortization	1,382	851
Adjusted EBITDA	$4,834	$3,038

* The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the Lindblad segment for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Available Guest Nights	186,719	181,990	184,366
Guest Nights Sold	163,256	164,423	169,303
Occupancy	87.4%	90.3%	91.8%
Maximum Guests	22,805	21,715	21,459
Number of Guests	20,140	19,735	19,824
Voyages	308	290	281

The following table shows the calculations of Gross Yield and Net Yield for the Lindblad segment for the years ended December 31, 2017, 2016 and 2015:

Calculation of Gross Yield and Net Yield
Lindblad Segment

	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2017	2016	2015
Guest ticket revenues	$191,113	$183,851	$183,805
Other tour revenues	25,701	23,985	26,180
Tour Revenues	216,814	207,836	209,985
Less: Orion Insurance Proceeds	(2,273)	-	-
Adjusted Tour Revenues	214,541	207,836	209,985
Less: Commissions	(16,365)	(14,954)	(14,460)
Less: Other tour expenses	(14,325)	(15,253)	(16,496)
Net Revenue	$183,851	$177,629	$179,029
Available Guest Nights	186,719	181,990	184,366
Gross Yield	$1,149	$1,142	$1,139
Net Yield	985	976	971

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the Lindblad segment for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost)	2017	2016	2015
Cost of tours	$105,044	$96,505	$95,417
Plus: Selling and marketing	38,429	36,356	35,083
Plus: General and administrative	50,082	45,612	38,994
Plus: Merger-related expenses	-	-	13,344
Gross Cruise Cost	193,555	178,473	182,838
Less: Commission expense	(16,365)	(14,954)	(14,460)
Less: Other tour expenses	(14,325)	(15,253)	(16,496)
Net Cruise Cost	162,865	148,266	151,882
Less: Fuel expense	(7,013)	(7,138)	(9,004)
Net Cruise Cost Excluding Fuel	155,852	141,128	142,878
Non-GAAP Adjustments:
Stock-based compensation	(10,627)	(5,411)	(4,913)
National Geographic fee amortization	(2,907)	(2,907)	(1,397)
Executive severance costs	(1,409)	-	-
Acquisition-related expenses	-	(943)	-
Merger-related expenses	-	-	(13,344)
Adjusted Net Cruise Cost Excluding Fuel	$140,909	$131,867	$123,224
Adjusted Net Cruise Cost	$147,922	$139,005	$132,228
Available Guest Nights	186,719	181,990	184,366
Gross Cruise Cost per Available Guest Night	$1,037	$981	$992
Net Cruise Cost per Available Guest Night	872	815	824
Net Cruise Cost Excl. Fuel per Available Guest Night	835	775	775
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	755	725	668
Adjusted Net Cruise Cost per Available Guest Night	792	764	717

Liquidity and Capital Resources

Sources and Uses of Cash for the Years Ended December 31, 2017, 2016 and 2015

Net cash provided by operating activities was $52.9 million in 2017 compared to $31.4 million in 2016. The $21.5 million increase was primarily due to an increase of $20.7 million in unearned revenues. Net cash provided by operating activities decreased by $8.9 million in 2016 to $31.4 million from $40.3 million in 2015 primarily due to merger-related costs, changes in the liabilities for unearned passenger revenue, and changes in accounts payable and accrued expenses, offset by increases related to changes in prepaid expenses.

 Net cash used in investing activities was $78.5 million in 2017 compared to $86.4 million in 2016. The $7.9 million decrease was primarily related to the $9.9 million net cash used for the acquisition of Natural Habitat in 2016 offset by a $4.6 million increase in purchases of property and equipment in 2017 primarily related to growth in capital expenditures for our three newbuild vessels. Net cash used in investing activities was $86.4 million in 2016 compared to $81.5 million in 2015. The $4.9 million increase in cash used in investing activities was primarily related to an increase in purchases of property and equipment related to growth capital expenditures for our two newbuild coastal vessels and the $9.9 million net cash used for the acquisition of Natural Habitat in 2016 as compared to the purchase in May 2015 of our investment in CFMF.

Net cash (used in) provided by financing activities was $13.4 million in 2017 compared to net cash used in financing activities of $16.4 million in 2016. The $3.0 million decrease was primarily related to a decrease of $4.2 million in repurchases of shares and warrants. The difference in cash used in financing activities of $16.4 million in 2016 as compared to $208.5 million of cash provided by financing activities in 2015 was primarily related to the $134.9 million net proceeds from the issuance of long-term debt in 2015, net of debt repayments and the $96.8 million in net proceeds from the merger.

Contractual Obligations

As of December 31, 2017, our contractual obligations were as follows:

	Payments due by period
(In thousands)	Total	2018	2019-2020	2021-2022	After 5 years
Operating Activities:
Operating lease obligations	$8,074	$936	$2,248	$2,153	$2,737
Charter commitments	14,575	9,334	5,241	-	-
Other long-term liabilities	684	-	-	-	684
Investing activities:
Purchase obligations - Fleet expansion	141,164	33,164	108,000	-	-
Financing Activities:
Long-term debt obligations	173,150	1,750	6,025	165,375	-
Interest on long-term debt	39,997	11,888	23,156	4,953	-
Total	$377,644	$57,072	$144,670	$172,481	$3,421

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. We had a working capital deficit of $12.7 million as of December 31, 2017. As a result of the proceeds from the Restated Credit Facility and the merger, we had a net working capital surplus of $47.1 million as of December 31, 2016. As of December 31, 2017, we had $96.4 million in cash and cash equivalents, excluding restricted cash.

In November 2015, we announced that our Board of Directors authorized a $20.0 million stock and warrant repurchase plan (“Repurchase Plan”). In November 2016, our Board of Directors authorized a $15.0 million increase to the Repurchase Plan, to $35.0 million. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. As of December 31, 2017, under this Repurchase Plan, we have cumulatively purchased 5,443,480 warrants for $14.0 million and 855,776 shares of common stock for $8.0 million, leaving $13.0 million authorized to be used to purchase our outstanding common stock and warrants pursuant to the Repurchase Plan.

In December 2015, we signed a definitive agreement for the purchase of the National Geographic Endeavour II to be used in our operations in the Galápagos Islands. The purchase price of $18.0 million was paid on April 25, 2016 when we took possession of the ship. We spent an additional $16.5 million in renovation costs, funded through cash on hand, and deployed the ship in the fourth quarter of 2016.

The company paid Ice Floe, LLC $53.6 million related to the National Geographic Quest and the vessel was delivered in July of 2017. The Company amended the agreement for the second vessel, the National Geographic Venture, in October 2017. The current contract price is $57.0 million and the vessel is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of December 31, 2017, the Company has paid Ice Floe, LLC $23.8 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the Builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities.

In November 2017, the Company executed a contract to build a polar ice class vessel targeted to be competed in January 2020, with potential accelerated delivery to November 2019, with a total purchase price of 1,066.0 million Norwegian Krone (NOK). Subsequently, LME exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. The new build process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team. The purchase of the ships has been funded through a combination of cash available on our balance sheet, our revolving credit facility and excess cash flows generated by our existing operations.

As of December 31, 2017, we had $173.2 million in long-term debt obligations, including the current portion of long-term debt and excluding deferred financing costs. We believe that our cash on hand, our revolving credit facility (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets and acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Facilities

Revolving Credit Facility

On May 8, 2015, we entered into a credit agreement with Credit Suisse A.G. (“Credit Suisse”) as Administrative Agent and Collateral Agent (“Credit Agreement”) for a $150.0 million facility, which was subsequently increased to $175.0 million upon syndication on July 8, 2015 (“Amended Credit Agreement”), in the form of a $155.0 million U.S. term loan (the “U.S. Term Loan”) and a $20.0 million Cayman term loan for the benefit of our foreign subsidiaries (the “Cayman Loan,” and together with the U.S. Term Loan, the “Loans”). The net proceeds from the Loans, net of discounts, fees and expenses, were approximately $164.1 million. On March 7, 2016, we entered into a second amended and restated credit agreement with Credit Suisse as Administrative Agent and Collateral Agent (“Restated Credit Agreement”), amending our existing senior secured credit facility with Credit Suisse (“Restated Credit Facility”). The Restated Credit Facility provides for our existing $175.0 million senior secured first lien term loan facility and a new $45.0 million senior secured incremental revolving credit facility (“Revolving Credit Facility”), which includes a $5.0 million letter of credit subfacility. Our obligations under the Restated Credit Facility are secured by substantially all of our assets. As of December 31, 2017 our principal balance on the Loans was $170.6 million and we had not drawn on our Restated Credit Facility.

The Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. The Loans mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at our option, an alternative base rate plus a spread of 3.00%. We are also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020.

The Restated Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 4.75 to 1.00 initially, with 0.25 equal reductions annually thereafter until March 31, 2020, when the total net leverage ratio shall be 3.50 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancings; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2017, the required net leverage ratio was 4.25 to 1, and we were in compliance with the financial covenants.

Senior Secured Credit Agreement

On January 8, 2018, Lindblad Expeditions Holdings, Inc. (the “Company”) and its indirect, wholly-owned subsidiary (the “Borrower”) entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Borrower, at the Borrower’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel targeted to be completed in January 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 75% of our non-current assets at December 31, 2017. We make several critical accounting estimates with respect to our ship accounting.  Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

We have to estimate the useful life of each of our ships as well as their residual values. We account for ship improvement costs by capitalizing those costs we believe add value to our ships and have a useful life greater than one year and depreciate those improvements over its estimated remaining useful life. The costs of repairs and maintenance, including minor improvement costs and dry-dock expenses, are charged to expense as incurred.

If materially different conditions existed, or if we materially changed our assumptions of ship useful lives and residual values, our depreciation expense, loss on retirement of ship components and net book value of our ships would be materially different. In addition, if we change our assumptions in making our determinations as to whether improvements to a ship add value, the amounts we expense each year as repair and maintenance expense could increase, which would be partially offset by a decrease in depreciation expense, resulting from a reduction in capitalized costs. We believe we have made reasonable estimates for ship accounting purposes.

Stock-Based Compensation

We estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model and restricted share values and recognize the expense over the required service periods.

For recording our stock-based compensation expense for service-based options, we have chosen to use:

●	the straight-line method of allocating compensation cost for service-based options;

●	the Black-Scholes option pricing formula for time-based options;

●	the simplified method to calculate the expected term for options;

●	an estimate of expected volatility based on the historical volatility of our share price; and

●	an estimate for expected forfeitures.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017 and 2016.

Future Application of Accounting Standards

Refer to Item 8 of this Annual Report Note 2  – Summary of Significant Accounting Policies for further information on Recent Accounting Pronouncements.

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

We are also exposed to market risk from changes in interest rates charged on debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.7 million per year for the $170.6 million outstanding under the Restated Credit Agreement as of December 31, 2017. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2017, using the criteria described in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2017.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,041,939	(2)	N/A	2,102,194	(3)

(1)	Information is as of December 31, 2017.
(2)	Includes an aggregate of 1,086,134 unvested shares of restricted stock and restricted stock units.
(3)	Consists of shares available for issuance under our 2016 CEO Allocation Plan and our 2015 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

2.1	Stock Purchase Agreement, dated as of May 4, 2016, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., Gaiam, Inc., Gaiam Travel, Inc., and Ben Bressler.	By Reference	8-K	May 5, 2016
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Specimen Warrant Certificate.	By Reference	8-K	July 10, 2015
4.3	Warrant Agreement.	By Reference	8-K	May 15, 2013
10.1	Letter Agreement signed by each of Capitol Acquisition Management 2 LLC and Mark D. Ein.	By Reference	8-K	May 15, 2013
10.2	Letter Agreement signed by L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Sodha and Richard C. Donaldson	By Reference	8-K	May 15, 2013
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	May 15, 2013
10.5	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.7	Sponsor Warrants Purchase Agreement among the Company, Graubard Miller and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013

Number	Description	Included	Form	Filing Date

10.8	2015 Long-Term Incentive Plan.*	By Reference	DEFM 14-A	June 24, 2015
10.9	Credit Agreement, dated as of May 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	8-K	July 10, 2015
10.10	Amended and Restated Credit Agreement, dated as of July 8, 2015, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.	By Reference	8-K	July 10, 2015
10.11	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.12	Employment Agreement between Ian Rogers and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.13	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.14	Registration Rights Agreement between the shareholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.15	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.16	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.17	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.18	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.19	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.20	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.21	Lindblad 2012 Stock Incentive Plan.*	By Reference	8-K	July 10, 2015
10.22	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.23	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Tyler Skarda.*	By Reference	8-K	December 2, 2015

Number	Description	Included	Form	Filing Date

10.24	Second Amended and Restated Credit Agreement, dated as of March 7, 2016, among Lindblad Expeditions, Inc. and Lindblad Maritime Enterprises, Ltd. as borrowers, the lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, Citibank, N.A. as Syndication Agent and SunTrust Bank as Documentation Agent.	By Reference	8-K	March 11, 2016
10.25	Vessel Construction Agreement (Hull No. S189) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015.†	By Reference	10-K	March 14, 2016
10.26	Vessel Construction Agreement (Hull No. S188) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015.†	By Reference	10-K	March 14, 2016
10.27	Form of Non-Employee Director Restricted Stock Award Agreement.	By Reference	10-K	March 14, 2016
10.28	Non-Employee Director Deferred Compensation Plan.	By Reference	10-K	March 14, 2016
10.29	2016 CEO Share Allocation Plan.*	By Reference	DEF 14-A	April 15, 2016
10.30	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Philip Auerbach.*	By Reference	8-K	May 3, 2016
10.31	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler.*	By Reference	8-K	May 5, 2016
10.32	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein.*	By Reference	8-K	July 27, 2016
10.33	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.34	Amendment No. 3 to Alliance and License Agreement with National Geographic.††	By Reference	10-K	March 7, 2017
10.35	Amendment No. 4 to Alliance and License Agreement with National Geographic. ††	Herewith
10.36	Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. ††	Herewith
10.37	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan*	By Reference	8-K	April 3, 2017
10.38	Form of Restricted Stock Unit Agreement*	By Reference	8-K	April 3, 2017
10.39	Form of Performance Share Unit Agreement*	By Reference	8-K	April 3, 2017
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Management compensatory agreement.
†	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.
††	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2018.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven-Olof Lindblad	Chief Executive Officer and Director	March 2, 2018
Sven-Olof Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	March 2, 2018
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	March 2, 2018
Bernard W. Aronson

/s/ Elliott Bisnow	Director	March 2, 2018
Elliott Bisnow

/s/ L. Dyson Dryden	Director	March 2, 2018
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	March 2, 2018
Mark D. Ein

/s/ Daniel J. Hanrahan	Director	March 2, 2018
Daniel J. Hanrahan

/s/ John M. Fahey Jr.	Director	March 2, 2018
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	March 2, 2018
Catherine B. Reynolds

LINDBLAD EXPEDITIONS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Lindblad Expeditions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2017, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Melville, NY

March 2, 2018

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$96,443	$135,416
Restricted cash and marketable securities	7,057	9,015
Inventories	1,794	1,665
Marine operating supplies	5,045	4,142
Prepaid expenses and other current assets	21,351	20,782
Total current assets	131,690	171,020

Property and equipment, net	250,952	186,236
Goodwill	22,105	22,105
Intangibles, net	9,554	11,132
Other long-term assets	10,047	13,090
Deferred tax assets	-	4,118
Total assets	$424,348	$407,701

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$112,238	$91,501
Accounts payable and accrued expenses	30,422	30,662
Long-term debt - current	1,750	1,750
Total current liabilities	144,410	123,913

Long-term debt, less current portion	164,186	164,128
Deferred tax liabilties	2,444	-
Other long-term liabilities	684	681
Total liabilities	311,724	288,722

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,302	5,170

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,427,030 and 45,659,762 issued; 44,787,608 and 45,470,219 outstanding as of December 31, 2017 and 2016, respectively	5	5
Additional paid-in capital	42,498	43,097
Retained earnings	63,819	70,707
Total stockholders’ equity	106,322	113,809
Total liabilities, stockholders’ equity and redeemable noncontrolling interest	$424,348	$407,701

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015

Tour revenues	$266,504	$242,346	$209,985
Cost of tours	135,526	118,977	95,417
Gross profit	130,978	123,369	114,568

Operating expenses:
General and administrative	60,529	51,896	38,994
Selling and marketing	42,354	39,072	35,083
Depreciation and amortization	17,351	18,420	11,645
Merger-related expenses	-	-	13,344
Total operating expenses	120,234	109,388	99,066

Operating income	10,744	13,981	15,502

Other (expense) income:
Interest expense, net	(9,736)	(10,146)	(10,901)
Gain (loss) on foreign currency	1,144	(720)	(40)
Gain (loss) on transfer of assets	454	(83)	7,502
Other (expense) income	(133)	(1,173)	5,030
Total other (expense) income	(8,271)	(12,122)	1,591

Income before income taxes	2,473	1,859	17,093
Income tax expense (benefit)	10,002	(3,200)	(2,649)

Net (loss) income	$(7,529)	$5,059	$19,742

Net income attributable to noncontrolling interest	1,132	195	-

Net (loss) income available to common stockholders	$(8,661)	$4,864	$19,742

Weighted average shares outstanding
Basic	44,576,912	45,649,971	44,917,829
Diluted	44,576,912	46,456,921	45,575,387

Net (loss) income per share available to common stockholders
Basic	$(0.19)	$0.11	$0.44
Diluted	$(0.19)	$0.10	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2014	44,717,759	$4	$21,461	$46,101	$67,567
Stock-based compensation	-	-	4,913	-	4,913
CFMF transaction cancellation of warrant	-	-	(83,467)	-	(83,467)
Obligation to repurchase shares of common stock	-	-	4,966	-	4,966
Merger recapitalization	-	-	200,558	-	200,558
Payments to stockholders for merger	-	-	(90,000)	-	(90,000)
Issuance of stock for equity compensation plans	507,122	1	(4,880)	-	(4,880)
Repurchase of warrants	-	-	(5,478)	-	(5,478)
Net income	-	-	-	19,742	19,742
Balance as of December 31, 2015	45,224,881	5	48,073	65,843	113,921
Stock-based compensation	199,044	-	5,411	-	5,411
Issuance of stock for equity compensation plans	280,347	-	(2,694)	-	(2,694)
Repurchase of shares and warrants	(308,718)	-	(10,343)	-	(10,343)
Acquisition of Natural Habitat, Inc.	264,208	-	2,650	-	2,650
Net income	-	-	-	4,864	4,864
Balance as of December 31, 2016	45,659,762	5	43,097	70,707	113,809
Stock-based compensation	-	-	10,627	-	10,627
Issuance of stock for equity compensation plans	314,326	-	(5,034)	-	(5,034)
Repurchase of shares and warrants	(547,058)	-	(6,192)	-	(6,192)
Cumulative effect of change in accounting principle	-	-	-	1,773	1,773
Net loss	-	-	-	(8,661)	(8,661)
Balance as of December 31, 2017	45,427,030	$5	$42,498	$63,819	$106,322

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net (loss) income	$(7,529)	$5,059	$19,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,351	18,420	11,645
Amortization of National Geographic fee	2,907	2,907	1,397
Amortization of deferred financing costs and other, net	2,226	1,144	3,576
Stock-based compensation	10,627	5,411	4,913
Deferred income taxes	8,336	(3,326)	(3,413)
(Gain) loss on foreign currency	(1,144)	720	40
Loss (gain) on disposal and transfer of assets	-	819	(7,502)
Changes in operating assets and liabilities
Inventories and marine operating supplies	(1,036)	1,073	(163)
Prepaid expenses and other current assets	575	629	(1,100)
Unearned passenger revenues	20,709	245	3,723
Other long-term assets	136	(3,642)	-
Other long-term liabilities	3	4	230
Accounts payable and accrued expenses	(243)	1,964	7,214
Net cash provided by operating activities	52,918	31,427	40,302

Cash Flows From Investing Activities
Purchases of property and equipment	(80,485)	(75,933)	(14,800)
Redemption of restricted cash and marketable securities	1,958	(555)	(125)
Acquisition of Natural Habitat, Inc., net of $4,904 cash acquired	-	(9,946)	-
Purchase of investment in CFMF	-	-	(68,088)
Advance from stockholder	-	-	1,501
Net cash used in investing activities	(78,527)	(86,434)	(81,512)

Cash Flows From Financing Activities
Repurchase of common stock and warrants	(6,192)	(10,343)	(5,478)
Repurchase under stock-based compensation plans and related tax impacts	(5,034)	(2,694)	(4,879)
Repayments of long-term debt	(1,750)	(1,750)	(41,879)
Payment of deferred financing costs	(418)	(1,565)	(11,045)
Proceeds from long-term debt	-	-	175,000
Net proceeds from merger	-	-	186,806
Payments to stockholders for the merger	-	-	(90,000)
Net cash (used in) provided by financing activities	(13,394)	(16,352)	208,525
Effect of exchange rate changes on cash	30	(128)	(91)
Net (decrease) increase in cash and cash equivalents	(38,973)	(71,487)	167,224

Cash and cash equivalents as of beginning of year	135,416	206,903	39,679

Cash and cash equivalents as of end of year	$96,443	$135,416	$206,903

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,478	$9,896	$7,003
Income taxes	$965	$998	$379

Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$1,682	$1,123	$2,240
Additional paid-in capital exchange proceeds used for option shares	$(1,682)	$(1,123)	$(2,240)

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand.

Lindblad’s mission is to offer life-changing adventures on all seven continents and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with the National Geographic Partners (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews.

Natural Habitat Acquisition

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, Inc. (“Natural Habitat”), an adventure travel and ecotourism company based in Colorado. Natural Habitat was founded by Benjamin L. Bressler (“Mr. Bressler”), who retains a 19.9% noncontrolling interest in Natural Habitat. With the acquisition of Natural Habitat, the Company expanded its itineraries to include land-based offerings around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The merger with LEX has been accounted for as a reverse acquisition. Under this method of accounting, Capitol has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on LEX comprising the ongoing operations and assets of the combined entity and LEX senior management comprising the senior management of the combined company. In accordance with guidance applicable to these circumstances, the merger has been considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger has been treated as the equivalent of LEX issuing shares for the net assets of Capitol, accompanied by a recapitalization. The net assets of Capitol have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are those of LEX. Additionally, the historical financial statements of LEX are now reflected as those of the Company.

Principles of Consolidation

The consolidated financial statements of the Company included Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries. Natural Habitat’s balance sheet as of December 31, 2016 and results of operations for the period beginning May 5, 2016 and ending December 31, 2016 are included in the Company’s consolidated financial statements.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

Tour revenues consist of guest ticket revenues recognized from the sale of guest tickets and other tour revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, insurance proceeds, trip insurance and cancellation fees. Revenues from the sale of guest tickets and other tour revenues are recognized gross, as the Company has the primary obligation in the arrangement, has discretion in supplier selection and is involved in the determination of the service specifications.

The Company’s tour guests remit deposits in advance of tour embarkation. Guest tour deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, air transportation to and from the ships, and trip insurance. Guest tour deposits represent unearned revenues and are included as unearned passenger revenues in the consolidated balance sheet when received. Guest deposits are subsequently recognized as tour revenues on the date of embarkation. Tour expeditions average ten days in duration. For tours in excess of ten days, where the tour days span a quarter end or year end, the Company recognizes revenue based upon expedition days earned. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. Revenues from the sale of additional goods and services rendered onboard are recognized upon purchase.

Insurance

The Company maintains insurance to cover a number of risks including illness and injury to crew, guest injuries, pollution, other third-party claims in connections with its tour expedition activities, damages to hull and machinery for each of its vessels, war risks, workers’ compensation, employee health, directors’ and officers’ liability, property damages and general liabilities for third-party claims. The Company recognizes insurance recoverable from third-party insurers for incurred expenses at the time the recovery is probable and upon realization for amounts in excess of incurred expenses. All of the Company’s insurance policies are subject to coverage limits, exclusions and deductible levels.

For the years ended December 31, 2017 and 2016, the Company self-insures for medical insurance claims up to $100,000 and $60,000, respectively. In addition, for the years ended December 31, 2017 and 2016 the Company maintains Stop Loss coverage for medical claims in excess of the $100,000 and $60,000, respectively, which have an aggregate deductible of $57,500. As of December 31, 2017 and 2016, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on claims experience over the prior four years.

The Company also extends cancellation insurance to guests. The Company uses an insurance company to manage passenger insurance purchased to cover a variety of insurable losses including cancellations, interruption, missed connections, travel delays, accidental death and dismemberment, medical coverage and baggage issues. The Company is self-insured for the claims only which cover cancellations, interruption, missed connections and travel delays. The required reserve was determined based on claims experience over the prior four years. While the Company believes its estimated IBNR and accrued claims reserves are adequate, the ultimate losses may differ.

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

General and Administrative Expense

Administrative expenses primarily represent the costs of our shore-side vessel support, reservations and other administrative functions, and includes salaries and related benefits, professional fees and occupancy costs.

Selling and Marketing Expense

Selling and marketing expenses include commissions and a broad range of advertising and marketing expenses. These include direct mail, print and online advertising costs, as well as costs associated with website development and maintenance. Also included are social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $16.4 million, $14.7 million and $13.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The largest component of advertising expense was direct mail, which totaled $6.3 million, $5.5 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method). For the year ended December 31, 2017, there were no dilutive shares because the Company had a net loss. For the years ended 2016 and 2015, the Company determined, using the treasury method, there were 806,950 and 657,558, respectively, of dilutive common shares related to stock-based compensation.

On July 8, 2015, as a result of the mergers and related to the reverse merger treatment and recapitalization, all historical weighted average common shares were adjusted by the exchange ratios established by the merger agreement.

As of December 31, 2017 and 2016, 10,656,520 and 11,186,387 warrants, respectively, to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive and were not considered in the calculation of diluted weighted average shares outstanding.

Prior to the mergers, basic weighted average shares outstanding included the shares underlying a warrant to purchase 60% of the outstanding common shares. As the shares underlying this warrant could have been issued for little consideration (an aggregate exercise price of $10.00), these shares were formerly deemed to be issued for purposes of basic earnings per share. Effective May 8, 2015, in connection with LEX closing on a transaction to purchase 100% of Cruise/Ferry Master Fund I, N.V. (“CFMF”), the warrant was cancelled. On July 8, 2015, as a result of the merger agreement, and the reverse merger treatment and recapitalization, these shares were not considered part of the recapitalization and therefore not included in basic or dilutive weighted average shares outstanding. For the year ended December 31, 2015, the Company excluded 1,912,833 (converted from 6,747 shares as a result of the merger) shares of common stock as these shares were subject to the warrants described above.

For the years ended December 31, 2017, 2016 and 2015, the Company calculated earnings per share as follows:

	For the years ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Net (loss) income available to common stockholders	$(8,661)	$4,864	$19,742

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	44,576,912	45,649,971	44,917,829

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	-	782,565	657,558
Assumed exercise of restricted shares, RSU’s, treasury method	-	24,385	-
Dilutive potential common shares	-	806,950	657,558
Total weighted average shares outstanding, diluted	44,576,912	46,456,921	45,575,387

Net (loss) income per share available to Lindblad
Basic	$(0.19)	$0.11	$0.44
Diluted	$(0.19)	$0.10	$0.43

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. The Company has not experienced any losses in such accounts. As of December 31, 2017 and 2016, the Company’s cash held in financial institutions outside of the U.S. amounted to $4.1 million and $2.7 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of December 31,
(In thousands)	2017	2016
Federal Maritime Commission escrow	$4,186	$2,571
Credit negotiation and credit card processor reserves	1,530	5,030
Certificates of deposit and other restricted securities	1,341	1,414
Total restricted cash and marketable securities	$7,057	$9,015

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

At December 31, 2017 and 2016 a cash reserve of $1.5 million and $5.0 million, respectively, is required for credit card deposits by third-party credit card processors.

Amounts in the escrow accounts include cash, certificates of deposit and marketable securities. Cost of these short-term investments approximates fair value.

Marine Operating Supplies and Inventories

Marine operating supplies consist primarily of fuel, provisions, spare parts, items required for maintenance and supplies used in the operation of marine expeditions. Marine operating supplies are stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out method.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
(In thousands)	2017	2016
Prepaid tour expenses	$9,846	$11,593
Prepaid air expense	3,621	2,432
Prepaid client insurance	2,525	2,141
Prepaid marketing, commissions and other expenses	2,495	1,823
Prepaid corporate insurance	1,033	931
Prepaid port agent fees	1,022	1,038
Prepaid income taxes	809	824
Total prepaid expenses	$21,351	$20,782

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

The ship-based tour and expedition industry is very capital intensive. As of December 31 2017, the Company owned and operated seven vessels, including a new coastal vessel, the National Geographic Quest, which joined the fleet in the third quarter of 2017. The Company has contracted for two additional vessels. The National Geographic Venture, a coastal vessel, is expected to be completed in the fourth quarter of 2018, and a polar ice class vessel is targeted to be completed in the first quarter of 2020, with potential accelerated delivery to November 2019. The polar ice class contract includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

Goodwill

The authoritative guidance requires that goodwill be assessed annually for impairment. The Company completed the annual impairment test as of September 30, 2017 with no indication of goodwill impairment. Future impairment tests will be performed annually as of September 30, or sooner if warranted. See Notes 4 and 5 for further details on goodwill.

Intangibles, net

Intangibles, net include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists were computed using the estimated useful lives of 15 and 5 years, respectively.

The Company operates two vessels year-round in the Galápagos National Park in Ecuador; the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect since July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024 and, based on the new law, the Company will begin the renewal process in 2020. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it will assume they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively. Operating rights are amortized over their remaining government mandated lives.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles, net will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2017 and 2016, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels.

As of December 31, 2017 and 2016, there was no triggering event and the Company did not record an impairment of its long-lived assets. In the first quarter of 2016, the Company reviewed the remaining useful life of the National Geographic Endeavour, which was replaced by the National Geographic Endeavour II in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years. See Note 3 – Property and Equipment. As a result, the Company accelerated the depreciation in order to fully depreciate the asset by the end of the fourth quarter of 2016.

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

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
(In thousands)	2017	2016
Accounts payable	$7,791	$7,573
Accrued other expense	7,001	5,999
Bonus compensation liabilty	3,736	4,186
New build liability	2,730	4,011
Employee liability	2,644	3,494
Refunds and commissions payable	1,805	1,454
Royalty payable	1,673	1,468
Income tax liabilities	1,490	884
Travel certificate liability	1,120	1,218
Accrued travel insurance expense	432	375
Total accounts payable and accrued expenses	$30,422	$30,662

Leases

The Company leases office space with lease terms ranging from one to ten years. The Company amortizes the total lease costs on a straight-line basis over the minimum lease term.

The Company leases computer hardware and software and office equipment with lease terms ranging from three to six years.

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

Level 1	Quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at measurement date.

Level 2	Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies.

Level 3	Significant unobservable inputs for assets or liabilities that cannot be corroborated by market data. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available and includes situations where there is little market activity for the investment.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments.

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

Income Taxes

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) introduces significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.  As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial statements in the period in which the adjustments are made.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2017 and 2016, the Company had a liability for unrecognized tax benefits of $0.4 million and $0.4 million, respectively, which was included in other long-term liabilities on the Company’s consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2017 and 2016, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns for the current year and three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and four prior years remain subject to examination by tax authorities.

Other Long-Term Assets

In 2016, the Company recorded a $3.6 million tax asset for long-term prepaid value-added taxes related to the importation of the National Geographic Endeavour II and expect to earn tax credits that will reduce the asset over the next several years.

In connection with the merger on July 8, 2015, the Company, Mr. Lindblad and National Geographic Society entered into a Call Option agreement where Mr. Lindblad agreed to grant National Geographic Society an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the NG Agreements. The Company recorded a $13.8 million long-term asset using a fair value of $5.76 per option share. The balance of the license agreement asset as of December 31, 2017 and 2016 was $6.5 and $9.5 million, respectively. As of December 31, 2017 and December 31, 2016, the balance in other long-term assets was $10.0 million and $13.1 million, respectively. See Note 9 – Commitments and Contingencies for more details.

Deferred Financing Costs

For the years ended December 31, 2017, 2016 and 2015, the Company recorded deferred financing costs of $0.4 million, $1.6 million and $11.0 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line and effective interest method. See Note 7 – Long-Term Debt.

Foreign Currency Translation

The U.S. dollar is the functional currency in the Company’s foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statements of operations.

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

Segment Reporting

We are primarily a specialty cruise operator with operations in two segments, Lindblad and Natural Habitat. We evaluate the performance of our business based largely on the results of our operating segments. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. Our reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. Management performance and related compensation is primarily based on total results. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. Update No. 2017-12 is effective for years beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the impact this guidance will have on the financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of Update No. 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Update No. 2017-09 is effective for years beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. Update No. 2017-04 is effective for years beginning after December 15, 2017. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine when a set (inputs and processes that produce an output) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU No. 2017-01 is effective for years beginning after December 15, 2017. Early adoption is permitted The Company does not believe the adoption of this guidance will have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires the recognition of lease right of use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements. ASU 2016-02 is effective for years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements.

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There have been multiple clarifying ASU’s issued subsequent to ASU 2014-09. We will adopt the guidance related to revenue recognition beginning in the first quarter of 2018, using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be restated. The Company does not believe the adoption of this guidance will have a material effect on our financial position or results of operations.

Accounting Pronouncements Recently Adopted

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share- Based Payment Accounting” (Topic 718). This ASU significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies related to stock-based compensation. The Company adopted this guidance as required during the quarter ending March 31, 2017. As a result of the new guidance, the Company recorded a de minimis benefit related to the exercise of stock options during the quarter ended March 31, 2017. The Company recognized an increase in deferred tax assets and retained earnings in the amount of $1.8 million in accordance with the retrospective method of applying this guidance.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net are as follows:

	As of December 31,
(In thousands)	2017	2016
Vessels and improvements	$346,895	$267,415
Furniture and equipment	11,731	10,726
Leasehold improvements	1,425	1,425
Total property and equipment, gross	360,051	279,566
Less: Accumulated depreciation and amortization	(109,099)	(93,330)
Property and equipment, net	$250,952	$186,236

Total depreciation and amortization expense of the Company’s property and equipment for the years ended December 31, 2017, 2016 and 2015 were $15.8 million, $17.1 million and $11.3 million, respectively.

For the year ended December 31, 2017, the Company had $80.5 million in capital expenditures, including capitalized interest, added to property and equipment, net. This amount primarily included $42.8 million for the two newbuild coastal vessels and $27.2 million toward the purchase of its new polar ice class vessel. The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels, its renovation improvements to the National Geographic Endeavour II, and the polar ice class vessel. The capitalized interest has been and will continue to be added to the historical cost of the assets and depreciated over their useful lives beginning upon completion. For the year ended December 31, 2017 and 2016, the Company recognized $2.6 and $1.5 million, respectively, in capitalized interest in property and equipment, net on the accompanying consolidated balance sheet.

As part of the transition from National Geographic Endeavour to National Geographic Endeavour II, we removed the National Geographic Endeavour from operations in December 2016 and incurred a loss on disposal of asset of approximately $0.8 million. Loss on disposal includes costs associated with inventory items and accrued expenses for anticipated costs to dispose of the National Geographic Endeavour, including but not limited to port costs, fuel and crew expenses.

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

The Company recorded this transaction using the acquisition method for business combinations. The Company measured the identifiable assets, liabilities and non-controlling interest of Natural Habitat at their fair market value as of the acquisition date and separately measured goodwill at its fair market value as of the acquisition date. Goodwill is an intangible asset arising as a result of name, reputation, customer loyalty, location, products and similar factors not separately identified. The recorded goodwill has no tax basis and is therefore not tax deductible.

The Company recognized a noncontrolling interest in Natural Habitat and measured the noncontrolling interest at fair value on the acquisition date. The noncontrolling interest is recognized as a redeemable noncontrolling interest to the extent that the risks and rewards of ownership substantially remain with the noncontrolling interest.

Mr. Bressler’s noncontrolling interest in the remaining 19.9% interest in Natural Habitat is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

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

The total purchase price of the acquisition is as follows:

(In thousands)
Cash consideration	$14,850
Long-term debt	2,525
Lindblad restricted shares (264,208 shares)	2,650
Total purchase price	$20,025

Below is a summary, which details the allocation of assets acquired and liabilities assumed as a result of this acquisition:

(In thousands)
Assets acquired:
Cash and cash equivalents	$4,904
Prepaid expenses and other current assets	9,623
Property and equipment	2,068
Goodwill and other intangibles	28,305
Total assets	$44,900

Liabilities assumed:
Accounts payable and accrued expenses	$2,472
Unearned passenger revenues	15,000
Deferred tax liability	2,428
Noncontrolling interest in consolidated subsidiaries	4,975
Total liabilities	$24,875

Total cash price paid upon acquisition and fair value of existing equity interest	$20,025

The acquired business contributed revenues of $34.5 million and operating income of $2.2 million to Lindblad Expeditions for the period from May 5, 2016 to December 31, 2016. The following unaudited pro forma summary presents consolidated information of Lindblad Expeditions as if the business combination had occurred on January 1, 2015.

	Pro forma years ended
	December 31,
(In thousands)	2016	2015
Revenues	$254,567	$249,819
Operating income	$15,345	$17,883

The Company adjusted $1.0 million for nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma earnings as a result of acquisition costs incurred by Lindblad Expeditions. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Natural Habitat to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015, with tax effects.

NOTE 5 – INTANGIBLES, NET

The carrying amounts and accumulated amortization of the Company’s intangibles, net are as follows:

	As of December 31,
	2017				2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$2,900	$(322)	$2,578	13.3	$2,900	$(129)	$2,771
Customer lists	3,300	(1,100)	$2,200	3.3	3,300	(440)	$2,860
Operating rights	6,529	(1,753)	$4,776	6.6	6,529	(1,028)	$5,501
Total intangibles, net	$12,729	$(3,175)	$9,554	7.7	$12,729	$(1,597)	$11,132

The decrease in the Company’s intangibles, net is the result of amortization expense associated with intangible assets acquired in connection with the acquisition of Natural Habitat on May 4, 2016. As part of the acquisition, the Company acquired Natural Habitat’s tradenames, customer lists and goodwill in the amounts of $2.9 million, $3.3 million and $22.1 million, respectively. The Company did not record a goodwill impairment charge for the year ended December 31, 2017. See Note 4 – Acquisitions, for additional information regarding this acquisition. The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015 as a result of changes to cupos in the Galapagos National Park. See Note 2 – Summary of Significant Policies, Intangibles, net for a description of, and rationale for, amortizing operating rights.

For the years ended December 31, 2017, 2016 and 2015, amortization expense for intangibles, net was $1.6 million, $1.3 million and $0.3 million, respectively. The Company expects amortization expense related to these intangibles, net to be $1.6 million for the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2021 and 2022, we expect amortization expense to be $1.1 million and $0.9 million, respectively, with the balance of $2.8 million amortized thereafter. Amortization expense for tradenames, customer lists and operating rights were recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

NOTE 6 – LETTERS OF CREDIT

As of December 31, 2017 and 2016, the Company had $1.15 million and $4.65 million, respectively, in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in July 2018.

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

Borrowings under the Loans bear interest at an adjusted ICE Benchmark Administration LIBO Rate (subject to a floor of 1.00%) plus a spread of 4.50%. As of December 31, 2017, the interest rate was 6.34%. The Loans mature on May 8, 2021. Borrowings under the Revolving Credit Facility bear interest at an adjusted ICE Benchmark Administration LIBO Rate plus a spread of 4.00%, or, at the option of the Company, an alternative base rate plus a spread of 3.00%. The Company is also required to pay a 0.50% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on May 8, 2020.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of December 31, 2017, the Company was in compliance with the covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of December 31, 2017, the Company had no borrowings under the Revolving Credit Facility.

For the years ended December 31, 2017, 2016 and 2015, deferred financing costs charged to interest expense were $2.2 million, $2.2 million and $3.6 million, respectively.

Senior Secured Credit Agreement

On January 8, 2018, the Company and its indirect, wholly-owned subsidiary (the “Borrower”) entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Borrower, at the Borrower’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel targeted to be completed in January 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

At the Borrower’s election, the loan will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The loan will be secured by a first priority mortgage over the new vessel and the assignment of related insurances. The Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company or the Borrower. In addition to paying interest on any outstanding loans under the facility, the Borrower is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs. All obligations of the Borrower under the Export Credit Agreement are guaranteed by the Company.

Long-Term Debt Outstanding

As of December 31, 2017 and 2016, the following long-term debt existed:

	As of December 31,
	2017			2016
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	170,625	(7,214)	163,411	172,375	(9,022)	163,353
Total long-term debt	173,150	(7,214)	165,936	174,900	(9,022)	165,878
Less current portion	(1,750)	-	(1,750)	(1,750)	-	(1,750)
Total long-term debt, non-current	$171,400	$(7,214)	$164,186	$173,150	$(9,022)	$164,128

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2018	1,750
2019	1,750
2020	4,275
2021	165,375
$173,150

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes for the years ended December 31, 2017, 2016 and 2015 are presented below:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Domestic	$(10,423)	$(8,696)	$(3,700)
Foreign	12,896	10,555	20,793
Total	$2,473	$1,859	$17,093

The income tax provisions at December 31, 2017, 2016 and 2015 are comprised of the following:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(15)	$-	$(38)
State	529	51	(3)
Foreign - Other	1,062	164	805
Total current	1,576	215	764
Deferred
Federal	8,168	(3,015)	(3,140)
State	242	(426)	(247)
Foreign - Other	16	26	(26)
Total deferred	8,426	(3,415)	(3,413)
Income tax expense (benefit)	$10,002	$(3,200)	$(2,649)

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, transitions the U.S international taxation from a worldwide tax system to a territorial system, and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

One-time transition tax

The Tax Act requires us to increase our U.S. taxable income for accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability as a reduction of net operating loss carryforwards totaling $14.5 million. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $1.8 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

The net tax expense recognized in 2017 related to the Tax Act was $12.7 million. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017.

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2017	2016	2015
Tax provision at statutory rate – federal	35.0%	35.0%	35.0%
U.S. tax reform toll charge	562.2%	0.0%	0.0%
Tax rate change deferred revaluation	(63.3%)	0.0%	0.0%
Tax provision at effective state and local rates	23.9%	(21.1%)	(1.5%)
Foreign tax rate differential	(158.3%)	(216.4%)	(46.5%)
GAAP gain on transfer of assets	0.0%	0.0%	(15.3%)
Transaction costs	0.0%	0.0%	8.3%
Subpart F income	0.0%	0.0%	5.2%
Nondeductible expenses	6.5%	51.7%	0.0%
Uncertain tax provisions	1.2%	0.2%	0.2%
Valuation allowance	2.8%	22.1%	0.6%
Prior period adjustments	11.2%	(37.7%)	0.0%
Stock compensation	(9.5%)	0.0%	0.0%
Tax credits	(7.3%)	0.0%	0.0%
Other	0.0%	(5.9%)	(1.5%)
Total effective income tax rate	404.4%	(172.1%)	(15.5%)

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador and Australia are subject to US Federal, US state, Ecuadorian Federal and Australian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax assets (liabilities) as of December 31, 2017 and 2016 are comprised of the following:

	As of December 31,
(In thousands)	2017	2016
Net operating loss carryforward	$16,292	$15,032
Property and equipment	(8,880)	(236)
Valuation allowance	(8,863)	(8,795)
Stock-based compensation	9	124
Intangibles	(1,022)	(1,923)
Other	20	(84)
Deferred tax (liabilities) assets	$(2,444)	$4,118

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) tax planning strategies. As of December 31, 2017, the Company had deferred tax assets related to Australian loss carryforwards of approximately $22.7 million and capital loss carryforwards of $6.8 million, which may be carried forward indefinitely. The Company also had deferred tax assets related to U.S. loss carryforwards of $26.8 million, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As a result of the transition to the territorial tax regime effectuated by the Tax Act described above, any potential dividends from our foreign subsidiaries would no longer be subject to tax in the United States. We continue to assert our prior position regarding the repatriation of historical foreign earnings from our Ecuadorian and Australian subsidiaries. We currently have no intention to remit any additional undistributed earnings of our Ecuadorian and Australian subsidiaries in a taxable manner. We no longer remain permanently reinvested in the earnings of our Cayman subsidiary. No taxes have been accrued as a result of this change because no taxes are expected to be imposed by either the United States or the Cayman Islands upon such a remittance.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Beginning of year	$447	$473	$447
Current year positions	-	(26)	26
Prior year positions	(26)	-	-
End of year	$421	$447	$473

The amount of uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2017 and 2016 was $0.3 million. Any changes in the next twelve months are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017, 2016 and 2015, interest and penalties included in income tax expense were not significant.

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

Future minimum rental commitments, under non-cancellable operating leases as of December 31, 2017 are as follows:

Minimum
Lease
For the years ended December 31,	Payments
(In thousands)
2018	$936
2019	1,154
2020	1,094
2021	1,049
2022	1,104
Thereafter	2,737
$8,074

The amounts above include the future minimum rental commitment of $3.1 million related to the 88 months lease for the shoreside facility in Seattle that was executed February 8, 2018.

Rent expense was approximately $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of operations.

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels.

The company paid Ice Floe LLC $53.6 million related to the National Geographic Quest and the vessel was delivered in July of 2017. The Company amended the agreement for the second vessel, the National Geographic Venture, in October 2017. The current contract price is $57.0 million and the vessel is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of December 31, 2017, the Company has paid Ice Floe, LLC $23.8 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the Builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the Builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities.

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, LME exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020, with potential accelerated delivery to November 2019. The contract also includes options to build two additional ice class vessels, the first for delivery twelve months after the initial vessel and the second for delivery twelve months thereafter.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2017, 2016 and 2015 totaled $5.2 million, $4.9 million and $4.8 million, respectively.

The balances payable to National Geographic as of December 31, 2017 and 2016 are $1.7 million and $1.5 million, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

In March 2015, Lindblad and National Geographic extended their alliance and license agreement until the year 2025. Payment of royalties earned during the extension period will be valued and recorded in the Company’s consolidated financial statements in a manner consistent with the foregoing disclosure.

In connection with the merger on July 8, 2015, the Company, Mr. Lindblad and National Geographic entered into a Call Option agreement where Mr. Lindblad agreed to grant National Geographic an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the alliance and license agreements and the tour operator agreement. The Company recorded a $13.8 million long-term asset using a fair value of $5.76 per option share. The Company is amortizing the cost until March 31, 2020. For the years ended December 31, 2017 and 2016, the Company recorded amortization of the National Geographic fee of $2.9 million and $2.9 million, respectively, within selling and marketing expense on the consolidated statements of operations. The asset was valued using a Black-Scholes valuation method with the following assumptions:

Stock price at July 9, 2015:	$10.75
Exercise price:	$10.00
Expected term:	5 years
Volatility:	60%
Risk free rate:	1.58%
Dividend rate:	0%

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2017 and 2016, these fees totaled $0.6 million and $0.5 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. Royalty payments are charged to cost of tours expenses. Royalty expense for the years ended December 31 2017, 2016 and 2015 was $0.7  million, $0.7 million and $0.7 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2018	9,334
2019	5,241
Total	$14,575

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

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matched 30% in 2017 and 25% in 2016 and 2015, respectively, of employee contributions up to annual maximum of $2,100 for 2017, $1,800 for 2016 and $1,500 for 2015. For the years ended December 31, 2017, 2016 and 2015, the Company’s benefit plan contribution amounted to $0.3 million, $0.2 million and $0.2 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the consolidated statements of operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has 1,000,000 shares of  preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Capitol Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, Capitol sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200.0 million. Each unit consisted of one share of Capitol’s common stock, $0.0001 par value and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the consummation of the merger with LEX, Capitol forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion of the merger between LEX and terminating five years thereafter.

The warrants may be redeemed by the Company, at its option, in whole and not in part, at a price of $0.01 per warrant at any time the warrants are exercisable, upon a minimum of 30 days prior written notice of redemption, if, and only if, the last sales price of the Company’s shares of common stock equals or exceeds $24.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the redemption notice; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

Stock and Warrant Repurchase Plan

On November 2, 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan, which was authorized in November 2015, authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources. In 2015, the Company repurchased 2,091,618 warrants for $5.5 million. In 2016, the Company repurchased 2,821,995 warrants for $7.3 million and 308,718 shares of its common stock for $3.0 million. In 2017 the Company repurchased a total of 529,867 warrants for $1.1 million and 547,058 shares of common stock for $5.1 million pursuant to the Repurchase Plan. The Company has cumulatively repurchased 855,776 shares of common stock for $8.1 million and 5,443,480 warrants for $14.0 million, since plan inception. The balance as of February 26, 2018 for the repurchase plan was $12.1 million.

2017 Long-Term Incentive Compensation

In March 2017, the Company’s compensation committee (or a subcommittee thereof) approved awards of restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan. The Company granted 171,388 RSUs on April 3, 2017 at a grant price of $8.98. The RSU’s will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with us or our subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. On April 3, 2017, the Company awarded 126,953 of targeted PSUs with the number of shares determined based upon the closing price of our common stock on March 31, 2017 of $8.96. Based on the financial statements as of December 31, 2017, the Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number of PSU’s expected to vest.

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan (the “2016 Plan”) and in June 2016, the Company’s shareholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that would be issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

On January 10, 2017, Mr. Lindblad contributed to the Company and the Company thereafter granted, 716,550 restricted shares at a grant price of $9.65. The grants vest in three equal installments on January 10, 2017, January 10, 2018 and January 10, 2019.

2015 Long-Term Incentive Plan

In July 2015, the Company’s Board of Directors and shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), which is administered by the Board of Directors, allowing the Company to issue up to 2,500,000 shares of its common stock to employees, consultants and non-employee directors. The 2015 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The Board of Directors has the authority to determine the amount and type of each award. The 2015 Plan expires on July 8, 2025. All options granted under the 2015 Plan will be at exercise prices not less than 100% of the fair market value of the Company’s common stock on the date of grant.

Performance Share Units

Performance shares are shares of stock granted to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. PSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain vesting conditions are met. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the vesting conditions are met.

The following table is a summary of restricted stock and PSU activity under the Company’s 2015 Plan:

	PSU’s	Weighted Average Grant Date Fair Value
PSUs unvested as of December 31, 2016	-	$-
Granted	126,953	8.98
Vested	-	-
Forfeited	(39,161)	8.98
PSUs unvested as of December 31, 2017	87,792	$8.98

Restricted Shares and Restricted Share Units

Restricted shares are shares of stock granted to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. RSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain vesting conditions are met. The Company does not deliver the shares associated with the RSUs to the employee, non-employee director or other service providers until the vesting conditions are met.

The following table is a summary of restricted stock and RSU activity under the Company’s 2015 Plan:

	Restricted Shares and RSU’s	Weighted Average Grant Date Fair Value
Restricted shares and RSUs outstanding as of December 31, 2016	202,091	$9.90
Granted	940,147	9.56
Vested	(299,951)	9.72
Forfeited	(63,945)	9.41
Restricted shares and RSUs outstanding as of December 31, 2017	778,342	$9.60

Stock Options

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

	Option grants
			Weighted
			Average
	12/11/14	11/10/15	2016
Stock price	$5.02	$10.58	$9.63
Exercise price	1.76	10.58	9.63
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00%	60.00%	60.00%
Risk-free interest rate	2.19%	1.72%	1.18%
Expected term in years	5.11	5.11	5.11

The following table is a summary of activity under the Lindblad Plan and 2015 Plan:

			Weighted
		Weighted	Average
	Option	Average Exercise	Contractual Life	Aggregate Intrinsic
	Shares	Price	(Years)	Value
Options outstanding as of December 31, 2016	2,130,848	$2.57	2.8	$14,654,221
Granted	-	-
Exercised	955,424	1.76
Forfeited	-	-
Options outstanding as of December 31, 2017	1,175,424	$3.23	2.4	$7,707,255
Exercisable as of December 31, 2016	-	-
Vested #	955,424	1.76
Exercised	(955,424)	1.76
Forfeited	-	-
Exercisable as of December 31, 2017	-	-		-

# Vested shares do not include 955,424 shares vested as of December 31, 2017 but not exercisable until January 1, 2018.

Stock Compensation Expense

Stock-based compensation expense for 2017, 2016 and 2015 was $10.6 million, $5.4 million and $4.9 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock based compensation plans for 2017, 2016 and 2015 was $0.1 million, $0.1 million and $1.3 million, respectively. As of December 31, 2017, unrecognized stock-based compensation costs were $6.0 million. This amount is expected to be recognized over a weighted average period of approximately one year.

NOTE 12 – RELATED PARTY TRANSACTIONS – STOCKHOLDER  LOANS

Other than as described below, since January 1, 2015, the Company has not entered into, and there are no currently proposed, related party transactions.

Capitol Acquisition Corp. II

All of the initial shares of common stock issued by Capitol to its sponsor and initial shareholders (Capitol Acquisition Management 2 LLC, L. Dyson Dryden, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha) were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the date of the consummation of the Capitol’s merger with Lindblad (July 8, 2016) including certain founder forfeiture shares which are subject to forfeiture in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following July 8, 2015. The portion of the founder shares not subject to forfeiture were released from escrow following July 8, 2016. The founder forfeiture shares remain in escrow and will be released from escrow when and if the conditions for release set forth above are satisfied.

Commencing on May 10, 2013, Capitol paid Venturehouse Group, LLC, an affiliate of Mark D. Ein, a fee of $7,500 per month for providing Capitol with office space and certain office and administrative services through the initial business combination of July 8, 2015. This arrangement was solely for Capitol’s benefit and was not intended to provide Mr. Ein compensation in lieu of a salary. For the year ended December 31, 2015, the aggregate cash fee paid to Venturehouse Group, LLC was $45.0 thousand.

To meet Capitol’s working capital needs, from time to time, Capitol’s officers, directors, initial shareholders or their affiliates loaned Capitol funds in their sole discretion prior to the initial business combination. The aggregate amount of the loans was approximately $1.6 million. All loans were repaid upon consummation of the Company’s initial business combination, without interest, with the exception of $0.5 million of the notes that were converted into warrants at a price of $1.00 per warrant at such time.

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

Capitol reimbursed its officers and directors for reasonable out-of-pocket business expenses incurred by them in connection with certain activities on its behalf such as identifying and investigating possible target businesses and business combinations prior to the initial business combination. As of July 8, 2015, Capitol had reimbursed its initial shareholders approximately $0.1 million for out-of-pocket business expenses incurred by them in connection with activities on its behalf.

Other than the fees described above and reimbursable out-of-pocket expenses payable to Capitol’s officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, were paid to any of Capitol’s initial shareholders, including its officers or directors, or to any of their respective affiliates, prior to or for services rendered in connection with the business combination.

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

The Company and National Geographic collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. During calendar year 2017, LEX paid an aggregate of $5.2 million to National Geographic under these agreements, which are included within selling and marketing expenses on the accompanying consolidated statements of operations. The extension of the agreements between LEX and National Geographic in connection with the mergers was contingent on the execution by Mr. Lindblad of an option agreement granting National Geographic the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of Capitol’s common stock as July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan, 15,600,000 shares issuable upon the exercise of warrants and 1,250,000 shares of escrowed common stock, unless such escrowed shares are released from escrow, in which case such shares will be included in the 5% calculation).

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020.

In connection with the mergers, the shareholders of Capitol prior to its initial public offering — Capitol Acquisition Management 2 LLC, L. Dyson Dryden, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha —collectively agreed to make a charitable contribution of an aggregate of 500,000 founder’s shares in Capitol to the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”), established by National Geographic, for no additional consideration. The LEX-NG Fund is managed jointly by a Lindblad staff member and a National Geographic staff member and the board is comprised of five members with Mr. Lindblad acting as Chairman.

NOTE 13 – SEGMENT INFORMATION

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

As of December 31, 2017 and 2016, total assets for the Lindblad segment and Natural Habitat segment were $382.7 and $49.6 and $366.0 million and $41.7 million, respectively. As of December 31, 2017 and 2016, there were $4.8 and $5.5 million, respectively, of intangibles, net related to the Lindblad segment. As of December 31, 2017 and 2016 there were $22.1 million in goodwill and $4.8 and $5.6 million in intangibles, respectively, net on the accompanying consolidated balance sheet that were related to the Natural Habitat segment.

For the years ended December 31, 2017 and 2016, amortization of tradenames of $0.2 million and $0.1 million, respectively, and customer lists of $0.7 million and $0.5 million, respectively, were related to the Natural Habitat segment. For the years ended December 31, 2017 and 2016 there were $1.4 million and $0.9 million in depreciation and amortization expense and $0.7 and $0.1 million in capital expenditures, respectively, related to the Natural Habitat segment. There were $2.0 and $0.5 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, amortization expense related to operating rights were $0.7, $0.7 and $0.3 million, respectively, for the Lindblad segment. Capital expenditures for the years ended December 31, 2017, 2016 and 2015 were $79.8, $75.9 and $14.8 million, respectively, for the Lindblad segment. Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 were $16.0, $18.0 and $11.6 million, respectively, for the Lindblad segment.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, and results of the segments without allocating other income and expenses, net, income taxes and interest expense, net. For the years ended December 31, 2017, 2016 and 2015, the following operating results were:

	For the years ended December 31,
(In thousands)	2017	2016	Change	%	2015	Change	%
Tour revenues:
Lindblad	$216,815	$207,836	$8,979	4%	$209,985	$(2,149)	(1%)
Natural Habitat*	49,689	34,510	15,179	44%	-	34,510	NA
Total tour revenues	$266,504	$242,346	$24,158	10%	$209,985	$32,361	15%
Operating income:
Lindblad	$7,292	$11,794	$(4,502)	(38%)	$15,502	$3,708	(24%)
Natural Habitat*	3,452	2,187	1,265	58%	-	(2,187)	NA
Total operating income	$10,744	$13,981	$(3,237)	(23%)	$15,502	$1,521	(10%)

* The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

NOTE 14 – QUARTERLY FINANCIAL DATA – UNAUDITED

The following is the quarterly financial data for the years ended December 31, 2017 and 2016:

	2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$63,128	$55,571	$84,584	$63,221	$266,504
Gross profit	$30,525	$26,874	$46,104	$27,475	$130,978
Net income (loss)	$625	$(2,578)	$9,443	$(15,019)	$(7,529)
Diluted earnings (loss) per share	$0.01	$(0.06)	$0.20	(0.36)	$(0.19)

	2016
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$61,573	$53,871	$70,774	$56,128	$242,346
Gross profit	$36,299	$24,481	$38,328	$24,261	$123,369
Net income (loss)	$10,467	$(4,494)	$7,447	$(8,361)	$5,059
Diluted earnings (loss) per share	$0.23	$(0.10)	$0.16	$(0.19)	$0.10

