Form 10-Q
period 2018-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2018-05-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 45,796,330 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2018

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2018	As of December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$97,284	$96,443
Restricted cash and marketable securities	20,237	7,057
Marine operating supplies	5,413	5,045
Inventories	1,826	1,794
Prepaid expenses and other current assets	22,661	21,351
Total current assets	147,421	131,690

Property and equipment, net	260,804	250,952
Goodwill	22,105	22,105
Intangibles, net	9,159	9,554
Other long-term assets	9,310	10,047
Total assets	$448,799	$424,348

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$111,259	$112,238
Accounts payable and accrued expenses	24,702	30,422
Long-term debt - current	1,500	1,750
Total current liabilities	137,461	144,410

Long-term debt, less current portion	188,481	164,186
Deferred tax liabilties	2,791	2,444
Other long-term liabilities	692	684
Total liabilities	329,425	311,724

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,423	6,302

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,767,643 and 45,427,030 issued, 45,357,640 and 44,787,608 outstanding as of March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	38,331	42,498
Retained earnings	74,615	63,819
Total stockholders’ equity	112,951	106,322
Total liabilities, stockholders’ equity and redeemable noncontrolling interest	$448,799	$424,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2018	2017

Tour revenues	$82,410	$63,128
Cost of tours	35,871	32,603
Gross profit	46,539	30,525

Operating expenses:
General and administrative	15,050	15,101
Selling and marketing	12,073	10,296
Depreciation and amortization	5,045	3,763
Total operating expenses	32,168	29,160

Operating income	14,371	1,365

Other (expense) income:
Interest expense, net	(2,734)	(2,315)
(Loss) gain on foreign currency	(451)	246
Other income (expense)	8	(263)
Total other expense	(3,177)	(2,332)

Income (loss) before income taxes	11,194	(967)
Income tax expense (benefit)	277	(1,592)

Net income	$10,917	$625
Net income attributable to noncontrolling interest	121	29

Net income available to common stockholders	$10,796	$596

Weighted average shares outstanding
Basic	45,274,540	44,707,273
Diluted	45,667,565	45,761,938

Net income per share available to common stockholders
Basic	$0.24	$0.01
Diluted	$0.24	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	45,427,030	$5	$42,498	$63,819	$106,322
Stock-based compensation	-	-	866	-	866
Issuance of stock for equity compensation plans, net	349,643	-	(4,179)	-	(4,179)
Repurchase of shares and warrants	(9,030)	-	(854)	-	(854)
Net income	-	-	-	10,796	10,796
Balance as of March 31, 2018	45,767,643	$5	$38,331	$74,615	$112,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$10,917	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,045	3,763
Amortization of National Geographic fee	727	727
Amortization of deferred financing costs and other, net	608	552
Stock-based compensation	866	4,202
Deferred income taxes	347	(2,073)
Loss (gain) on foreign currency	451	(246)
Changes in operating assets and liabilities
Marine operating supplies and inventories	(400)	116
Prepaid expenses and other current assets	(1,754)	(1,358)
Unearned passenger revenues	(939)	4,261
Write-off of unamortized issuance costs related to debt refinancing	359	-
Other long-term assets	10	29
Other long-term liabilities	8	-
Accounts payable and accrued expenses	(5,727)	(7,861)
Net cash provided by operating activities	10,518	2,737
Cash Flows From Investing Activities
Purchases of property and equipment	(14,502)	(22,844)
Transfer to restricted cash and marketable securities	(13,180)	(4,411)
Net cash used in investing activities	(27,682)	(27,255)
Cash Flows From Financing Activities
Proceeds from long-term debt	200,000	-
Repayments of long-term debt	(170,625)	(438)
Payment of deferred financing costs	(6,297)	-
Repurchase under stock-based compensation plans and related tax impacts	(4,179)	(1,103)
Repurchase of warrants and common stock	(854)	(5,572)
Net cash provided by (used in) financing activities	18,045	(7,113)
Effect of exchange rate changes on cash	(40)	(3)
Net increase (decrease) in cash and cash equivalents	841	(31,634)
Cash and cash equivalents at beginning of period	96,443	135,416
Cash and cash equivalents at end of period	$97,284	$103,782
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,012	$2,601
Income taxes	$45	$12
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$1,682	$168
Additional paid-in capital exchange proceeds used for option shares	$(1,682)	$(168)

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

Through our subsidiary, Natural Habitat, the Company offers primarily land-based trips around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on six small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature.

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2017 contained in the Annual Report on Form 10-K filed with the SEC on March 2, 2018.

Principles of Consolidation

The condensed consolidated financial statements of the Company include Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries.

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

Revenue Recognition

Revenues are measured based on consideration specified in our contracts with guests and are recognized as the related performance obligations are satisfied.

The majority of our revenues are derived from guest ticket contracts which are reported as tour revenues in our condensed consolidated statements of operations. Our primary performance obligation under this contract is to provide an expedition and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Upon satisfaction of these performance obligations, the Company recognizes revenue over the duration of each expedition.

Tour revenues also include revenues from the sale of goods and services onboard our ships, cancellation fees and trip insurance. Revenues from the sale of goods and services rendered onboard are recognized upon purchase. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. The Company records a liability for estimated trip insurance claims based on the Company’s claims history. Proceeds received from trip insurance premiums in excess of this liability are recorded as revenue in the period in which they are received.

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheet when received and are subsequently recognized as tour revenue during the duration of the expedition. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Unearned passenger revenues presented in our condensed consolidated balance sheets include contract liabilities of $45.6 million and $40.3 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we recognized revenues related to our contract liabilities as of December 31, 2017 of $38.3 million.

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards or issuable upon the exercise of stock options, using the treasury stock method.

For the three months ended March 31, 2018 and 2017, the Company calculated earnings per share as follows:

	For the three months ended March 31,
(In thousands, except share and per share data)	2018	2017
	(unaudited)
Net income available to common stockholders	$10,796	$596
Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,274,540	44,707,273
Dilutive potential common shares	393,025	1,054,665
Total weighted average shares outstanding, diluted	45,667,565	45,761,938

Net income per share available to Lindblad
Basic	$0.24	$0.01
Diluted	$0.24	$0.01

The Company’s Board of Directors and stockholders approved a 2015 Long-Term Incentive Plan, which includes the authority to issue up to 2,500,000 shares of Lindblad common stock. As of March 31, 2018, options to purchase an aggregate of 220,000 shares of the Company’s common stock with a weighted average exercise price of $9.63 per share were outstanding.

As of March 31, 2018 and 2017, 10,088,074 and 10,673,015 warrants, respectively, expiring July 8, 2020 to purchase common stock at a price of $11.50 per share were outstanding. These warrants were anti-dilutive and were not included in the calculation of diluted weighted average shares outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of March 31, 2018 and December 31, 2017, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.7 million and $4.1 million, respectively.

Restricted Cash and Marketable Securities

Restricted cash and marketable securities consist of the following:

	As of March 31, 2018	As of December 31, 2017
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$17,383	$4,186
Credit card processor reserves	1,530	1,530
Certificates of deposit and other restricted securities	1,324	1,341
Total restricted cash and marketable securities	$20,237	$7,057

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

At March 31, 2018 and December 31, 2017, a cash reserve of approximately $1.5 million is required for credit card deposits by third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of March 31, 2018	As of December 31, 2017
(In thousands)	(unaudited)
Prepaid tour expenses	$9,938	$9,846
Prepaid air expense	3,546	3,621
Prepaid client insurance	2,560	2,525
Prepaid marketing, commissions and other expenses	2,511	2,495
Prepaid corporate insurance	2,457	1,033
Prepaid port agent fees	840	1,022
Prepaid income taxes	809	809
Total prepaid expenses	$22,661	$21,351

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

Vessel improvement costs that add value to the Company’s vessels are capitalized and depreciated over the shorter of the improvements or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

The authoritative guidance requires that goodwill be assessed annually for impairment. The Company completed the annual impairment test as of September 30, 2017 with no indication of goodwill impairment. Future impairment tests will be performed annually as of September 30, or more frequently if warranted. As of March 31, 2018 there was no indication of impairment.

Intangibles, net

Intangibles, net include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists were computed using the estimated useful lives of 15 and 5 years, respectively

The Company operates two vessels year-round in the Galápagos National Park in Ecuador: the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

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

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of March 31, 2018 and December 31, 2017, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of March 31, 2018 and December 31, 2017, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of March 31, 2018	As of December 31, 2017
(In thousands)	(unaudited)
Accrued other expense	$7,045	$7,001
Accounts payable	4,321	7,791
New build liability	3,817	2,730
Employee liability	2,744	2,644
Royalty payable	1,605	1,673
Income tax liabilities	1,368	1,490
Bonus compensation liabilty	1,276	3,736
Travel certificate liability	1,128	1,120
Refunds and commissions payable	926	1,805
Accrued travel insurance expense	472	432
Total accounts payable and accrued expenses	$24,702	$30,422

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2018, and December 31, 2017, the Company had a liability for unrecognized tax benefits of $0.4 million, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2018 and 2017, interest and penalties related to uncertain tax positions included in income tax expense are not significant.

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

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), codified as Accounting Standards Update (“ASU”) 2018-05, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 is effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017, resulting in additional tax expense of $12.7 million in that period. As the Company collects and prepares the necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. To date, management has not made any adjustments to the provisional amounts for the remeasurement of deferred tax assets/liabilities and the deemed repatriation of certain foreign subsidiary earnings. The accounting for the tax effects of the Tax Act will be completed in 2018.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. Update No. 2017-12 is effective for years beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the impact this guidance will have on the financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires the recognition of lease right of use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements. The Company does not believe the adoption of this guidance will have a material impact on our cash flows or results of operations.

Accounting Pronouncements Recently Adopted

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There have been multiple clarifying ASU’s issued subsequent to ASU 2014-09. We adopted the guidance related to revenue recognition beginning January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Prior periods have not been restated. The adoption of this guidance was not material to our financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. The Company adopted this guidance beginning January 1, 2018, which did not have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this Update provide a screen to determine when a set (inputs and processes that produce an output) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance beginning January 1, 2018, which did not have a material impact on our financial position or results of operations.

NOTE 3 – LONG-TERM DEBT

	As of March 31, 2018			As of December 31, 2017
	(unaudited)
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance	Principal	Discount and Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	200,000	(12,544)	187,456	170,625	(7,214)	163,411
Total long-term debt	202,525	(12,544)	189,981	173,150	(7,214)	165,936
Less current portion	(1,500)	-	(1,500)	(1,750)	-	(1,750)
Total long-term debt, non-current	$201,025	$(12,544)	$188,481	$171,400	$(7,214)	$164,186

Credit Facility

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of the Company’s existing secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

The Amended Credit Agreement provides for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represents an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company.

The Company capitalized $4.2 million related to lender and third-party fees in connection with the Third Amended and Restated Credit Agreement. In addition, the entry into the Third Amended and Restated Credit Agreement was considered a debt modification with a partial extinguishment, as a result the Company incurred costs of $1.0 million during the three months ended March 31, 2018.

Borrowings under the Term Facility will bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate at March 31, 2018 is 5.95%. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on March 27, 2023.

The Restated Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of March 31, 2018, the Company was in compliance with the covenants.

Borrowings under the Revolving Credit Facility will be used for general corporate and working capital purposes and related fees and expenses. As of March 31, 2018, the Company had no borrowings under the Revolving Credit Facility.

For the three months ended March 31, 2018 and 2017, deferred financing costs charged to interest expense was $0.6 million.

Senior Secured Credit Agreement

On January 8, 2018, the Company and its indirect, wholly-owned subsidiary (the “Borrower”) entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Borrower, at the Borrower’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

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

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

NOTE 4 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to annual maximum of $2,100 as of March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, the Company’s benefit plan contribution was $0.1 million. The benefit plan contribution is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Stock and Warrant Repurchase Plan

On November 2, 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan, which was authorized in November 2015, authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance as of April 30, 2018 for the repurchase plan was $12.1 million.

2018 Long-Term Incentive Compensation

In March 2017, the Company’s compensation committee approved awards of restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan. The Company granted 132,741 RSUs on March 30, 2018 at a grant price of $10.27. The RSU’s will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with us or our subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. On March 30, 2018, the Company awarded 88,851 of targeted PSUs with the number of shares determined based upon the closing price of our common stock on March 30, 2018 of $10.27.

Stock Options

During the three months ended March 31, 2018, 955,424 stock options were exercised at an exercise price of $1.76 per share in a cashless transaction.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two new 236-foot 100-passenger cruise vessels.

The first vessel, the National Geographic Quest, was delivered in July 2017. The Company amended the agreement for the second vessel, the National Geographic Venture, in October 2017. The current contract price is $57.3 million and the vessel is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of March 31, 2018, the Company has paid Ice Floe, LLC $34.8 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the builder fails to deliver the vessel within 180 days of the applicable due date or the builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities.

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, the National Geographic Endurance, with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020, with potential accelerated delivery to November 2019. The contract also includes options to build two additional ice class vessels.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the three months ended March 31, 2018 and 2017 totaled $1.6 million and $1.2 million, respectively.

The balances outstanding to National Geographic as of March 31, 2018 and December 31, 2017 are $1.6 million and $1.7 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the three months ended March 31, 2018 and 2017, these fees totaled $0.2 million.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2018 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2018 (nine months)	$6,027
2019	8,451
2020	130
Total	$14,608

NOTE 7 – SEGMENT INFORMATION

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, and results of the segments without allocating other income and expenses, net, income taxes and interest expense, net. For the three months ended March 31, 2018 and 2017 operating results were:

	For the three months ended March 31,
(In thousands)	2018	2017	Change	%
Tour revenues:	(unaudited)
Lindblad	$70,453	$53,202	$17,251	32%
Natural Habitat	11,957	9,926	2,031	20%
Total tour revenues	$82,410	$63,128	$19,282	31%
Operating income:
Lindblad	$13,439	$1,266	$12,173	NM
Natural Habitat	932	99	833	NM
Total operating income	$14,371	$1,365	$13,006	NM

As of March 31, 2018 and December 31, 2017, total assets for the Lindblad segment and for the Natural Habitat segment were $395.2 million and $53.6 million, respectively, and $382.7 million and $49.6 million, respectively. As of March 31, 2018 and December 31, 2017, there were $4.6 million and $4.8 million, respectively, of intangibles, net related to the Lindblad segment. As of March 31, 2018 and December 31, 2017, there was $22.1 million in goodwill and $4.6 million and $4.8 million in intangibles, respectively, that were related to the Natural Habitat segment.

For the Lindblad segment, capital expenditures for the three months ended March 31, 2018 and 2017 were $14.4 million and $22.8 million, respectively. Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $4.7 million and $3.4 million, respectively. For the three months ended March 31, 2018 and 2017, amortization expense related to operating rights was $0.2 million.

For the Natural Habitat segment for the three months ended March 31, 2018 and 2017, amortization of tradenames and customer lists was $0.2 million. For the three months ended March 31, 2018 and 2017 there was $0.4 million and $0.3 million in depreciation and amortization expense, respectively, and $0.1 million in capital expenditures.

There were $1.0 million and $0.2 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation for the three months ended March 31, 2018 and 2017, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with its unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as its audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	compliance with laws and regulations,

●	compliance with the financial and/or operating covenants in our Third Amended & Restated Credit Agreement (“Amended Credit Agreement”);

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Business Overview

Lindblad provides expedition cruising and adventure travel experiences that include itineraries that feature up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow our guests to connect with exotic and remote places. We operate a fleet of seven owned expedition ships. The Company has contracted for two additional vessels, the National Geographic Venture, a coastal vessel, expected to be completed in the fourth quarter of 2018, and the National Geographic Endurance, a polar ice class vessel targeted to be completed in January 2020, with potential accelerated delivery to November 2019. The polar ice class contract includes options to build two additional ice class vessels.

In addition, the Company operates five seasonal charter vessels under the Lindblad brand. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

We have a longstanding relationship with the National Geographic Society, since 2004, based on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Credit Suisse, as Administrative Agent and Collateral Agent, providing for a refinancing and amendment of the terms of the Company’s existing secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).The Amended Credit Agreement provides for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represents an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. See Note 3 – Long-Term Debt to the condensed consolidated financial statements for additional information regarding the Restated Credit Agreement.

In the fourth quarter of 2016, the National Geographic Orion experienced an issue with its main engine and as a result we cancelled four voyages during the first quarter of 2017 for necessary engine repairs. In addition, in the first quarter of 2017, the National Geographic Sea Lion cancelled two voyages to repair the air conditioning system. It is estimated that the impact of the cancellations was approximately $9.1 million in tour revenues and $6.5 million in Adjusted EBITDA for the three months ended March 31, 2017.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2018 and 2017;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yields, Occupancy and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the National Geographic fee amortization, merger-related expenses, debt refinancing costs and acquisition-related expenses. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. The Company believes Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

Seasonality

Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with higher tour revenue recorded in the fourth quarter than other quarters related to polar bear tour revenues.

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands, except per share data)	2018	2017	Change	%
Tour revenues	$82,410	$63,128	$19,282	31%
Cost of tours	35,871	32,603	3,268	10%
Gross profit	46,539	30,525	16,014	52%
General and administrative	15,050	15,101	(51)	(0%)
Selling and marketing	12,073	10,296	1,777	17%
Depreciation and amortization	5,045	3,763	1,282	34%
Operating income	$14,371	$1,365	$13,006	NM
Net income	$10,917	$625	$10,292	NM
Earnings per share available to common stockholders
Basic	$0.24	$0.01	$0.23	NM
Diluted	0.24	0.01	0.23	NM

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017 - Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2018 increased $19.3 million, or 31%, to $82.4 million compared to $63.1 million for the three months ended March 31, 2017. The Lindblad segment increased tour revenues by $17.3 million driven by higher guest ticket revenue, primarily from an increase in available guest nights due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, as well as from the impact of cancelled voyages in the first quarter of 2017. At the Natural Habitat segment tour revenues increased $2.0 million over the prior year period primarily due to additional departures and an increase in pricing. Excluding the estimated $9.1 million impact from the voyage cancellations in the first quarter of 2017, tour revenues would have increased $10.1 million, or 14%, for the three months ended March 31, 2018.

Cost of Tours

Total cost of tours for the three months ended March 31, 2018 increased $3.3 million, or 10%, to $35.9 million compared to $32.6 million for the three months ended March 31, 2017. The increase was primarily due to a $2.3 million increase at the Lindblad segment mainly from costs related to the National Geographic Quest and the impact of cancelled voyages in the first quarter of 2017, partially offset by a decrease in charter expense due to a planned reduction in chartered voyages. At the Natural Habitat segment, cost of tours increased $1.0 million due to additional departures.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $15.1 million. At the Lindblad segment, general and administrative expenses decreased $0.4 million over the prior year period as a result of $3.3 million in lower stock compensation expense, mainly due to higher costs in the first quarter a year ago from the 2016 CEO Allocation Grant and option grants fully expensed on December 31, 2017, partially offset by debt refinancing and higher personnel costs. At the Natural Habitat segment, general and administrative expenses increased $0.4 million primarily due to an increase in personnel costs and credit card commissions.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2018 increased $1.8 million, or 17%, to $12.1 million compared to $10.3 for the three months ended March 31, 2017 primarily due to a $1.9 million increase at the Lindblad segment due to increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses decreased $0.2 million primarily driven by a decrease in promotional offers.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2018 increased $1.3 million, or 34%, to $5.0 million, compared to $3.7 million for the three months ended March 31, 2017 primarily due to a $1.2 million increase at the Lindblad segment mainly due to the addition of the National Geographic Quest to the fleet in July 2017.

Other Expense

Other expenses for the three months ended March 31, 2018 increased $0.9 million to $3.2 million from $2.3 million for the three months ended March 31, 2017, primarily due to the following:

●

In 2018, we recorded a $0.5 million loss in foreign currency translation compared to a gain of $0.3 million in 2017 due to the weakening of the U.S. dollar in relation to the Canadian dollar and the Euro.

●	Interest expense, net, increased $0.4 million to $2.7 million in 2018 from $2.3 million in 2017 due to higher interest rates.

●	In 2017, we incurred $0.2 million of costs related to the retirement of the National Geographic Endeavour. No such costs were incurred in 2018.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2018	2017	Change	%
Tour revenues:
Lindblad	$70,453	$53,202	$17,251	32%
Natural Habitat	11,957	9,926	2,031	20%
Total tour revenues	82,410	63,128	19,282	31%
Impact of voyage cancellations	-	9,140	(9,140)	NA
Total tour revenues excluding voyage cancellations	$82,410	$72,268	$10,142	14%
Operating income:
Lindblad	$13,439	$1,266	$12,173	NM
Natural Habitat	932	99	833	NM
Total operating income	14,371	1,365	13,006	NM
Impact of voyage cancellations	-	6,464	(6,464)	NA
Total operating income excluding voyage cancellations	$14,371	$7,829	$6,542	84%
Adjusted EBITDA:
Lindblad	$20,889	$9,842	$11,047	112%
Natural Habitat	1,293	422	871	NM
Total adjusted EBITDA	22,182	10,264	11,918	116%
Impact of voyage cancellations	-	6,464	(6,464)	NA
Total adjusted EBITDA excluding voyage cancellations	$22,182	$16,728	$5,454	33%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Available Guest Nights	53,917	42,722
Guest Nights Sold	48,935	37,064
Occupancy	90.8%	86.8%
Maximum Guests	6,899	5,268
Number of Guests	6,177	4,601
Voyages	95	81

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2018 and 2017. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield and Net Yield

Lindblad Segment

	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2018	2017
Guest ticket revenues	$62,681	$45,045
Other tour revenues	7,772	8,157
Tour Revenues	70,453	53,202
Less: Orion Insurance Proceeds	-	(1,900)
Adjusted Tour Revenues	70,453	51,302
Less: Commissions	(5,554)	(4,102)
Less: Other tour expenses	(4,118)	(4,118)
Net Revenue	$60,781	$43,082
Available Guest Nights	53,917	42,722
Gross Yield	$1,307	$1,201
Net Yield	1,127	1,008

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2018 and 2017:

(In thousands, except for Available Guest Nights,	For the three months ended March 31,
Gross and Net Cruise Cost per Avail. Guest Night)	2018	2017
Cost of tours	$28,680	$26,372
Plus: Selling and marketing	11,262	9,312
Plus: General and administrative	12,388	12,812
Gross Cruise Cost	52,330	48,496
Less: Commission expense	(5,554)	(4,102)
Less: Other tour expenses	(4,118)	(4,118)
Net Cruise Cost	42,658	40,276
Less: Fuel expense	(2,110)	(1,668)
Net Cruise Cost Excluding Fuel	40,548	38,608
Non-GAAP Adjustments:
Debt refinancing costs	(993)	-
Stock-based compensation	(866)	(4,202)
National Geographic fee amortization	(727)	(727)
Reorganization costs	(180)	(207)
Adjusted Net Cruise Cost Excluding Fuel	$37,782	$33,472
Adjusted Net Cruise Cost	$39,892	$35,140
Available Guest Nights	53,917	42,722
Gross Cruise Cost per Available Guest Night	$971	$1,135
Net Cruise Cost per Available Guest Night	791	943
Net Cruise Cost Excl. Fuel per Available Guest Night	752	904
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	701	783
Adjusted Net Cruise Cost per Available Guest Night	740	823

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Tour Revenues

Tour revenues for the three months ended March 31, 2018 increased $17.3 million, or 32%, to $70.5 million compared to $53.2 million for the three months ended March 31, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in available guest nights due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, as well as from the impact of cancelled voyages in the first quarter of 2017. In addition, Net Yield for the three months ended March 31, 2018 increased to $1,127 compared to $1,008 for the three months ended March 31, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates increased for the three months ended March 31, 2018 to 91% compared to 87% for the three months ended March 31, 2017 reflecting higher demand across the fleet. Excluding the estimated $9.1 million impact from the voyage cancellations in the first quarter of 2017, tour revenues would have increased $8.1 million, or 13%, for the three months ended March 31, 2018.

Operating Income

Operating income increased $12.2 million to $13.4 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017. The increase was primarily driven by additional tour revenue. In addition, stock compensation expense decreased due to higher costs in the prior year’s quarter from the 2016 CEO Allocation Grant and option grants fully expensed on December 31, 2017. This was partially offset by higher operating costs due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, as well as the impact of cancelled voyages in the first quarter of 2017.

Results of Operations – Natural Habitat Segment

Comparison of Years Ended March 31, 2018 to March 31, 2017

Tour Revenues

Tour revenues for the three months ended March 31, 2018 increased $2.0 million, or 20%, to $11.9 million compared to $9.9 million for the three months ended March 31, 2017. The increase was primarily due to additional departures, as well as price increases.

Operating Income

Operating income for the three months ended March 31, 2018 increased $0.8 million to $0.9 million compared to $0.1 million for the three months ended March 31, 2017. The increase was primarily due to the revenue growth, partially offset by higher operating costs.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three months ended March 31, 2018 and 2017. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP

	For the three months ended March 31,
(In thousands)	2018	2017
Net income	$10,917	$625
Interest expense, net	2,734	2,315
Income tax expense (benefit)	277	(1,592)
Depreciation and amortization	5,045	3,763
Loss (gain) on foreign currency	451	(246)
Other (income) expense, net	(8)	263
Debt refinancing costs	993	-
Stock-based compensation	866	4,202
National Geographic fee amortization	727	727
Reorganization costs	180	207
Adjusted EBITDA	22,182	10,264
Impact of voyage cancellations	-	6,464
Adjusted EBITDA excluding impact of voyage cancellations	$22,182	$16,728

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017.

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment

	For the three months ended March 31,
(In thousands)	2018	2017
Operating income	$13,439	$1,266
Depreciation and amortization	4,684	3,440
Debt refinancing costs	993	-
Stock-based compensation	866	4,202
National Geographic fee amortization	727	727
Reorganization costs	180	207
Adjusted EBITDA	20,889	9,842
Impact of voyage cancellations	-	6,464
Adjusted EBITDA excluding impact of voyage cancellations	$20,889	$16,306

Reconciliation of Operating Income to Adjusted EBITDA

Natural Habitat Segment

	For the three months ended
	March 31,
(In thousands)	2018	2017
Operating income	$932	$99
Depreciation and amortization	361	323
Adjusted EBITDA	$1,293	$422

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 31, 2018 and 2017

Net cash provided by operating activities was $10.5 million in 2018 compared to $2.7 million in 2017. The $7.8 million increase was primarily due to the improved operating results.

Net cash used in investing activities was $27.7 million in 2018 compared to $27.3 million in 2017. The $0.4 million increase was primarily related to higher deposits into our Federal Maritime Commission escrow for travel on the Company’s U.S. flagged vessels offset by a decrease in purchases of property and equipment.

Net cash provided by financing activities was $18.0 million in 2018 compared to Net cash used in financing activities of $7.1 million in 2017. The $25.1 million increase was primarily related to the $200.0 million in proceeds from refinancing the credit facility, partially offset by the $170.6 million repayment of the previous senior debt and payment of $6.3 million in deferred financing costs.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As a result of the proceeds from the Restated Credit Facility, we had working capital of $10.0 million and a working capital deficit of $12.7 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had $97.3 million in cash and cash equivalents, excluding restricted cash.

On November 2, 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan, which was authorized in November 2015, authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance as of April 30, 2018 for the repurchase plan was $12.1 million.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels. The first vessel, the National Geographic Quest, was delivered in the third quarter of 2017. The second vessel, the National Geographic Venture, has a contract price of $57.3 million and is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of March 31, 2018, the Company has paid Ice Floe, LLC $34.8 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the builder becomes insolvent or otherwise bankrupt.

In November 2017, the Company executed a contract to build a polar ice class vessel, the National Geographic Endurance, targeted to be competed in January 2020, with potential accelerated delivery to November 2019, with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The contract includes options to build two additional ice class vessels. The remaining purchase price of the ship will be funded through a combination of cash available on our balance sheet, our Export Credit Agreement, our revolving credit facility and excess cash flows generated by our existing operations.

As of March 31, 2018, we had approximately $202.5 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our new revolving credit facility, our Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Facilities

Revolving Credit Facility

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a refinancing and amendment of the terms of the Company’s existing secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

The Amended Credit Agreement provides for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represents an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company.

Borrowings under the Term Facility will bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on March 27, 2023.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until March 31, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget.

The following table shows the contractual obligation of the Amended Credit agreement for the next five years and thereafter as of March 31, 2018:

	Payments due by period
(In thousands)	Total	Current	1-2 years	3-5 years	Thereafter
Long-term debt obligations	$200,000	$1,500	$4,000	$6,000	$188,500
Interest on long-term debt	81,879	12,174	23,770	34,733	11,202
	$281,879	$13,674	$27,770	$40,733	$199,702

Senior Secured Credit Agreement

On January 8, 2018, the Company and its indirect, wholly-owned subsidiary (the “Borrower”) entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Borrower, at the Borrower’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new polar ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s Annual Report for the year ended December 31, 2017 on Form 10-K filed on March 2, 2018 with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

On January 8, 2018, the Company entered into an Export Credit Agreement as described above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in the Company’s Annual Report for the year ended December 31, 2017 on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 2.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. We have protection and indemnity insurance that would be expected to cover any damages.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 2, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2018.

Repurchases of Securities

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

The following table represents information with respect to purchases by us of our warrants and common stock during the months presented.

Period	Total number of warrants purchased	Average price paid per warrant	Dollar value of warrants purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under the plans or programs
Beginning Balance				$12,979,046
January 1-31, 2018	191,550	$1.35	$260,508	12,718,538
February 1-28, 2018	371,896	1.35	505,779	12,212,759
March 1-31, 2018	5,000	1.35	6,800	12,205,959
Total	568,446		$773,087

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Balance from above
January 1-31, 2018	-	-	-	$12,205,959
February 1-28, 2018	9,030	$8.98	$81,173	12,124,786
March 1-31, 2018	-	-	-	12,124,786
Total	9,030		$81,173

Item 3.	DEfaults upon senior securities

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits

Number	Description	Included	Form	Filing Date

10.1	Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. ††	Herewith
10.2	Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	Herewith
10.3	Third Amended and Restated Credit Agreement, dated as of March 27, 2018, among Lindblad Expeditions, LLC and Lindblad Maritime Enterprises, Ltd. as borrowers, the Company, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Joint Bookrunners, Joint Lead Arrangers and Syndication Agents. ††	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation link base document	Herewith
101.LAB	Taxonomy extension label link base document	Herewith
101.PRE	Taxonomy extension presentation link base document	Herewith
101.DEF	XBRL Taxonomy Extension Definition Link base	Herewith

††	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

