Form 10-Q
period 2018-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2018-08-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

N/A

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

As of July 31, 2018, 45,786,647 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2018

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30,	As of December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,561	$96,443
Restricted cash and marketable securities	22,803	7,057
Marine operating supplies	5,086	5,045
Inventories	1,792	1,794
Prepaid expenses and other current assets	26,791	21,351
Total current assets	148,033	131,690

Property and equipment, net	273,075	250,952
Goodwill	22,105	22,105
Intangibles, net	8,764	9,554
Other long-term assets	9,785	10,047
Total assets	$461,762	$424,348

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$122,161	$112,238
Accounts payable and accrued expenses	25,947	30,422
Long-term debt - current	2,000	1,750
Total current liabilities	150,108	144,410

Long-term debt, less current portion	188,229	164,186
Deferred tax liabilities	2,596	2,444
Other long-term liabilities	698	684
Total liabilities	341,631	311,724

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,130	6,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized;no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,775,648 and 45,427,030 issued, 45,401,323 and 44,787,608 outstanding as of June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	39,172	42,498
Retained earnings	74,751	63,819
Accumulated other comprehensive income	73	-
Total stockholders’ equity	114,001	106,322
Total liabilities and stockholders’ equity	$461,762	$424,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Tour revenues	$69,473	$55,571	$151,883	$118,699
Cost of tours	33,810	28,697	69,681	61,300
Gross profit	35,663	26,874	82,202	57,399

Operating expenses:
General and administrative	15,879	15,082	30,929	30,184
Selling and marketing	10,583	9,550	22,656	19,846
Depreciation and amortization	4,994	3,895	10,038	7,658
Total operating expenses	31,456	28,527	63,623	57,688

Operating income (loss)	4,207	(1,653)	18,579	(289)

Other (expense) income:
Interest expense, net	(2,870)	(2,076)	(5,604)	(4,390)
(Loss) gain on foreign currency	(1,141)	577	(1,592)	823
Other income (expense)	(128)	107	(120)	(156)
Total other expense	(4,139)	(1,392)	(7,316)	(3,723)

Income (loss) before income taxes	68	(3,045)	11,263	(4,012)
Income tax expense (benefit)	227	(467)	503	(2,060)

Net income (loss)	$(159)	$(2,578)	$10,760	$(1,952)
Net income (loss) attributable to noncontrolling interest	(293)	(45)	(172)	(16)

Net income (loss) available to common stockholders	$134	$(2,533)	$10,932	$(1,936)

Weighted average shares outstanding
Basic	45,894,155	44,428,947	45,322,541	44,567,588
Diluted	46,442,611	44,428,947	45,594,980	44,567,588

Net income (loss) per share available to common stockholders
Basic	$-	$(0.06)	$0.24	$(0.04)
Diluted	-	$(0.06)	$0.24	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(159)	$(2,578)	$10,760	$(1,952)
Other comprehensive income:	-	-	-	-
Cash flow hedges:
Net unrealized gain	73	-	73	-
Total other comprehensive income	73	-	73	-
Total comprehensive (loss) income	$(86)	$(2,578)	$10,833	$(1,952)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of January 1, 2018	45,427,030	$5	$42,498	$63,819	$-	$106,322
Stock-based compensation	-	-	1,985	-	-	1,985
Issuance of stock for equity compensation plans, net	357,648	-	(4,457)	-	-	(4,457)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Other comprehensive income, net	-	-	-	-	73	73
Net income	-	-	-	10,932	-	10,932
Balance as of June 30, 2018	45,775,648	$5	$39,172	$74,751	$73	$114,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$10,760	$(1,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,038	7,658
Amortization of National Geographic fee	1,454	1,454
Amortization of deferred financing costs and other, net	1,045	1,096
Stock-based compensation	1,985	6,407
Deferred income taxes	152	(2,836)
Loss (gain) on foreign currency	1,592	(106)
Loss on write-off of assets	129	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	(39)	(153)
Prepaid expenses and other current assets	(7,048)	(4,674)
Unearned passenger revenues	9,915	25,470
Write-off of unamortized issuance costs related to debt refinancing	359	-
Other long-term assets	(1,120)	117
Other long-term liabilities	15	14
Accounts payable and accrued expenses	(4,457)	(9,293)
Net cash provided by operating activities	24,780	23,202
Cash Flows From Investing Activities
Purchases of property and equipment	(31,502)	(38,705)
Transfer to restricted cash and marketable securities	(15,746)	(12,246)
Net cash used in investing activities	(47,248)	(50,951)
Cash Flows From Financing Activities
Proceeds from long-term debt	200,000	-
Repayments of long-term debt	(170,625)	(875)
Payment of deferred financing costs	(6,486)	(298)
Repurchase under stock-based compensation plans and related tax impacts	(4,457)	(1,182)
Repurchase of warrants and common stock	(854)	(6,166)
Net cash provided by (used in) financing activities	17,578	(8,521)
Effect of exchange rate changes on cash	8	169
Net decrease in cash and cash equivalents	(4,882)	(36,101)
Cash and cash equivalents at beginning of period	96,443	135,416
Cash and cash equivalents at end of period	$91,561	$99,315
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$6,534	$5,195
Income taxes	$776	$748
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$1,682	$168
Additional paid-in capital exchange proceeds used for option shares	$(1,682)	$(168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of seven owned expedition ships and five seasonal charter vessels under the Lindblad brand and operate eco-conscious expeditions and nature-focused, small-group tours under the Natural Habitat brand.

Lindblad’s mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, that join the Company’s expeditions.

Through its subsidiary, Natural Habitat, the Company also offers land-based trips around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2017 contained in the Annual Report on Form 10-K filed with the SEC on March 2, 2018.

Principles of Consolidation

The condensed consolidated financial statements include Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock and related warrants, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets and liabilities, the fair value of derivative instruments, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

Revenues are measured based on consideration specified in the Company’s contracts with guests and are recognized as the related performance obligations are satisfied.

The majority of the Company’s revenues are derived from guest ticket contracts which are reported as tour revenues in the condensed consolidated statements of operations. The Company’s primary performance obligation under these contracts is to provide an expedition and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Upon satisfaction of these performance obligations, the Company recognizes revenue over the duration of each expedition.

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

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheet when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Unearned passenger revenues presented in our condensed consolidated balance sheets include contract liabilities of $66.2 million and $62.1 million as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, $0.6 million and $62.1 million, respectively, was recognized as revenue in relation to contract liabilities as of December 31, 2017.

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and warrants, using the treasury stock method.

For the three and six months ended June 30, 2018 and 2017, the Company calculated earnings per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income (loss) available to common stockholders	$134	$(2,533)	$10,932	$(1,936)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,894,155	44,428,947	45,322,541	44,567,588

Dilutive potential common shares	548,456	-	272,439	-
Total weighted average shares outstanding, diluted	46,442,611	44,428,947	45,594	44,567,588

Net income (loss) per share available to common stockholders
Basic	$-	$(0.06)	$0.24	$(0.04)
Diluted	$-	$(0.06)	$0.24	$(0.04)

The Company’s Board of Directors and stockholders approved the 2015 Long-Term Incentive Plan, which includes the authority to issue up to 2.5 million shares of Lindblad common stock. As of June 30, 2018, approximately 1.5 million shares were available for future grants under the plan.

As of June 30, 2018 and 2017, options to purchase an aggregate of 220,000 and 2,035,036 shares of the Company’s common stock, respectively, with a weighted average exercise price of $9.63 and $2.61 per share, respectively, were outstanding. These options were anti-dilutive for the three and six months ended June 20, 2017, as the Company incurred a loss, and were not included in the calculation of diluted weighted average shares outstanding for those periods.

As of June 30, 2018 and 2017, 10,088,074 and 10,673,015 warrants, respectively, expiring July 8, 2020 were outstanding to purchase common stock at a price of $11.50 per share. These warrants were anti-dilutive for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017 and were not included in the calculation of diluted weighted average shares outstanding for those periods.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of June 30, 2018 and December 31, 2017, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.5 million and $4.1 million, respectively.

Restricted Cash and Marketable Securities

Restricted cash and marketable securities consist of the following:

	As of June 30,	As of December 31,
(In thousands)	2018	2017
	(unaudited)
Federal Maritime Commission escrow	$19,818	$4,186
Credit card processor reserves	1,530	1,530
Certificates of deposit and other restricted securities	1,455	1,341
Total restricted cash and marketable securities	$22,803	$7,057

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

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow the required amounts.

At June 30, 2018 and December 31, 2017, a cash reserve of approximately $1.5 million is required for credit card deposits by third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided, or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of	As of
	June 30,	December 31,
(In thousands)	2018	2017
	(unaudited)
Prepaid tour expenses	$14,636	$9,846
Prepaid air expense	3,662	3,621
Prepaid marketing, commissions and other expenses	2,052	2,495
Prepaid client insurance	2,334	2,525
Prepaid corporate insurance	2,047	1,033
Prepaid port agent fees	1,440	1,022
Prepaid income taxes	620	809
Total prepaid expenses	$26,791	$21,351

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight-line method over the estimated useful lives of the assets, as follows:

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. As of June 30, 2018 there was no indication of impairment. The Company completed the annual impairment test as of September 30, 2017 with no indication of goodwill impairment.

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

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of June 30, 2018 and December 31, 2017, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of June 30, 2018 and December 31, 2017, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of June 30,	As of December 31,
(In thousands)	2018	2017
	(unaudited)
Accrued other expense	$7,676	$7,001
New build liability	4,022	2,730
Accounts payable	4,017	7,791
Bonus compensation liability	2,580	3,736
Employee liability	2,356	2,644
Refunds and commissions payable	1,269	1,805
Royalty payable	1,587	1,673
Travel certificate liability	1,150	1,120
Accrued travel insurance expense	427	432
Income tax liabilities	863	1,490
Total accounts payable and accrued expenses	$25,947	$30,422

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of June 30, 2018. As of June 30, 2018 and December 31, 2017, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

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

Derivative Instruments and Hedging Activities

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company continues to monitor counterparty credit risk as part of its ongoing hedge assessments.

The Company records derivatives on a gross basis in other long-term assets and other liabilities in the condensed consolidated balance sheets at fair value. The accounting for changes in value of the derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

The Company applies hedge accounting to its interest rate derivatives entered into for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting changes in the cash flows of the hedged item for the risk being hedged. The effective portion of changes in the fair value of derivatives designated in a hedge relationship and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of tax, and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.

The Company is exposed to market risks attributable to changes in interest rates on its term loan facility and seeks to hedge the risk of variability in cash flows associated with the changes in US$-LIBOR-Intercontinental Exchange associated with interest payments on its variable rate debt (“Amended Credit Agreement”).

During the second quarter 2018, the Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the Term Facility under its Amended Credit Facility and designated these interest rate caps as a cash flow hedge. The Company receives payments on the cap for any period that the one-month USD LIBOR rate increase beyond the strike rate. The termination date of the cap agreement is May 31, 2023. The detailed terms of the interest rate caps and the portion of the corporate Term Facility that it hedges are as follows:

	Interest Rate Caps	Corporate Debt
Trade date and borrowing date	May 29, 2018	March 27, 2018
Effective date	September 27, 2018	Not applicable
Termination date	May 31, 2023	March 27, 2025
Notional amount	$100,000,000	$100,000,000
Fixed interest rate (plus spread)	2.50% until November 30, 2018	Not applicable
2.75% December 1, 2018 until April 30, 2019
3.00% May 1, 2019 until maturity
Variable interest rate	1 month LIBOR	1 month LIBOR + 3.50%
Settlement	Monthly on last day of each month	Monthly on last day of each month
Interest payment dates	Monthly on last day of each month	Quarterly
Reset dates	Last day of each month	Last day of each month

The notional amount of outstanding debt associated with the interest rate cap agreements was $100.0 million as of June 30, 2018, with a fair value of $1.5 million recorded within other long-term assets. Changes in the fair value of this interest rate cap are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815 and ASU 2017-12. During the three and six months ended June 30, 2018, the Company recognized $0.1 million, respectively, of gains in accumulated other comprehensive income related to the change in fair value. The Company does not expect any gains currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The cost of the interest rate cap will be amortized to interest expense over its life, from the effective date through termination date.

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance:	$-	$-	$-	$-
Net change in period	73	-	73	-
Accumulated Other Comprehensive Income (Loss)	$73	$-	$73	$-

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of the hedge was considered to be ineffective and included in net income for the quarter ended June 30, 2018. The Company will continue to assess the effectiveness of the hedge on an ongoing basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2018, and December 31, 2017, the Company had a liability for unrecognized tax benefits of $0.4 million, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and six months ended June 30, 2018 and 2017, interest and penalties related to uncertain tax positions included in income tax expense are not significant.

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

Segment Reporting

The Company is primarily a specialty cruise operator with operations in two segments, Lindblad and Natural Habitat. The Company evaluates the performance of our business based largely on the results of our operating segments. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. Management performance and related compensation is primarily based on total results. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The guidance requires the recognition of lease right of use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements. The Company does not believe the adoption of this guidance will have a material impact on our cash flows or results of operations.

Accounting Pronouncements Recently Adopted

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There have been multiple clarifying ASU’s issued subsequent to ASU 2014-09. The Company adopted the revenue recognition guidance beginning January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Prior periods have not been restated. The adoption of this guidance was not material to the Company’s financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. The Company adopted this guidance beginning January 1, 2018, which did not have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this guidance provide a screen to determine when a set (inputs and processes that produce an output) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance beginning January 1, 2018, which did not have a material impact on its financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments also ease the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 31, 2018, and earlier adoption is permitted. The Company has elected early adoption of ASU 2017-02 and has accounted for its cash flow hedges in accordance with the amended rules.

NOTE 3 – LONG-TERM DEBT

	As of June 30, 2018			As of December 31, 2017
	(unaudited)
(In thousands)	Principal	Discount and Deferred Financing Costs, net	Balance	Principal	Discount and Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	200,000	(12,296)	187,704	170,625	(7,214)	163,411
Total long-term debt	202,525	(12,296)	190,229	173,150	(7,214)	165,936
Less current portion	(2,000)	-	(2,000)	(1,750)	-	(1,750)
Total long-term debt, non-current	$200,525	$(12,296)	$188,229	$171,400	$(7,214)	$164,186

Credit Facility

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of the Company’s prior secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

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

In connection with the Amended Credit Agreement, the Company capitalized $4.2 million related to lender and third-party fees. In addition, the entry into the Amended Credit Agreement was considered a debt modification with a partial extinguishment, as a result the Company expensed $1.0 million of related costs during the six months ended June 30, 2018, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Borrowings under the Term Facility bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate at June 30, 2018 is 6.00%. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Facility, which matures on March 27, 2023.

The Amended Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of June 30, 2018, the Company was in compliance with the covenants.

Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. As of June 30, 2018, the Company had no borrowings under the Revolving Facility.

For the three months ended June 30, 2018 and 2017, deferred financing costs charged to interest expense was $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2018 and 2017, deferred financing costs charged to interest expense was $1.0 million and $1.1 million, respectively.

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

At the Borrower’s election, the loan will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The Company is also required to pay an annual commitment fee of 1.3% until drawdown of the Export Credit Agreement. The loan will be secured by a first priority mortgage over the new vessel and the assignment of related insurances. The Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company or the Borrower. In addition to paying interest on any outstanding loans under the facility, the Borrower is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs. All obligations of the Borrower under the Export Credit Agreement are guaranteed by the Company. As of June 30, 2018, the Company was in compliance with the covenants.

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

NOTE 4 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to annual maximum of $2,100 as of June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, the Company’s benefit plan contribution was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company’s benefit plan contribution was $0.2 million and $0.2 million, respectively. The benefit plan contribution is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the six months ended June 30, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance as of June 30, 2018 for the Repurchase Plan was $12.1 million.

2018 Long-Term Incentive Compensation

In March 2017, the Company’s compensation committee approved awards of restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan. During the six months ended June 30, 2018, the Company granted 162,850 RSUs with a weighted average grant price of $10.46. The RSUs will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company or its subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. During the six months ended June 30, 2018, the Company awarded 88,851 of targeted PSUs with a weighted average grant price of $10.27. The number of shares were determined based upon the closing price of our common stock on the date of the award.

Stock Options

During the six months ended June 30, 2018, 955,424 stock options, net were exercised at a weighted average exercise price of $1.76 per share in cashless transactions, resulting in the issuance of 442,820 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements, (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provide for the Builder to construct two 236-foot 100-passenger cruise vessels.

The first vessel, the National Geographic Quest, was delivered in July 2017. The Company amended the agreement for the second vessel, the National Geographic Venture, in October 2017. The current contract price is $57.4 million and the vessel is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of June 30, 2018, the Company has paid Ice Floe, LLC $47.4 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the builder fails to deliver the vessel within 180 days of the applicable due date or the builder becomes insolvent or otherwise bankrupt. The Agreement also contains customary representations, warranties, covenants and indemnities.

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

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the three and six months ended June 30, 2018 totaled $1.5 million and $3.1 million, respectively, and for the three and six months ended June 30, 2017 totaled $1.1 million and $2.3 million, respectively.

The balances outstanding to National Geographic as of June 30, 2018 and December 31, 2017 are $1.6 million and $1.7 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the three months ended June 30, 2018 and 2017, these fees totaled $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, these fees totaled $0.3 million and $0.2 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2018 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2018 (six months)	$2,976
2019	7,043
2020	3,251
Total	$13,270

NOTE 7 – SEGMENT INFORMATION

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, and results of the segments without allocating other income and expenses, net, income taxes and interest expense, net. For the three and six months ended June 30, 2018 and 2017 operating results were as follows:

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2018	2017	Change	%	2018	2017	Change	%
Tour revenues:
Lindblad	$59,556	$47,238	$12,318	26%	$130,009	$100,440	$29,569	29%
Natural Habitat	9,917	8,333	1,584	19%	21,874	18,259	3,615	20%
Total tour revenues	$69,473	$55,571	$13,902	25%	$151,883	$118,699	$33,184	28%
Operating income (loss):
Lindblad	$5,107	$(948)	$6,055	NM	$18,547	$316	$18,231	NM
Natural Habitat	(900)	(705)	(195)	(28)%	32	(605)	637	NM
Total operating income	$4,207	$(1,653)	$5,860	NM	$18,579	$(289)	$18,868	NM

Depreciation, amortization are included in segment operating income (loss) as shown below:

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2018	2017	Change	%	2018	2017	Change	%
Depreciation and amortization:
Lindblad	$4,626	$3,555	$1,071	30%	$9,309	$6,995	$2,314	33%
Natural Habitat	368	340	28	8%	729	663	66	10%
Total depreciation and amortization	$4,994	$3,895	$1,099	28%	$10,038	$7,658	$2,380	31%

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of June 30,	As of December 31,
(In thousands)	2018	2017
	(unaudited)
Total Assets:
Lindblad	$393,323	$371,081
Natural Habitat	68,439	53,267
Total assets	$461,762	$424,348
Intangibles, net:
Lindblad	$4,413	$4,776
Natural Habitat	4,351	4,778
Total intangibles, net	$8,764	$9,554
Goodwill
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three months ended June 30, 2018 and 2017 there were $0.4 million and $0.3 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the six months ended June 30, 2018 and 2017 there were $1.4 million and $0.5 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with its unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as its audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	compliance with laws and regulations,

●	compliance with the financial and/or operating covenants in our debt agreements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 2, 2018.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

In July 2018, the Company’s Board of Directors authorized the building of an additional polar ice class ship anticipated for delivery in 2021.

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

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and six months ended June 30, 2018 and 2017;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Selling and marketing

Selling and marketing expenses include commissions, royalties and a broad range of advertising and promotional expenses.

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

Results of Operations - Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands, except per share data)	2018	2017	Change	%	2018	2017	Change	%
Tour revenues	$69,473	$55,571	$13,902	25%	$151,883	$118,699	$33,184	28%
Cost of tours	33,810	28,697	5,113	18%	69,681	61,300	8,381	14%
Gross profit	35,663	26,874	8,789	33%	82,202	57,399	24,803	43%
General and administrative	15,879	15,082	797	5%	30,929	30,184	745	2%
Selling and marketing	10,583	9,550	1,033	11%	22,656	19,846	2,810	14%
Depreciation and amortization	4,994	3,895	1,099	28%	10,038	7,658	2,380	31%
Operating income (loss)	$4,207	$(1,653)	$5,860	NM	$18,579	$(289)	$18,868	NM
Net income (loss)	$(159)	$(2,578)	$2,419	NM	$10,760	$(1,952)	$12,712	NM
Earnings (loss) per share avail. to common stockholders
Basic	$-	$(0.06)	$0.06		$0.24	$(0.04)	$0.28
Diluted	-	(0.06)	0.06		0.24	(0.04)	0.28

Comparison of the Three and Six months Ended June 30, 2018 to Three and Six months Ended June 30, 2017 - Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2018 increased $13.9 million, or 25%, to $69.5 million compared to $55.6 million for the three months ended June 30, 2017. The Lindblad segment tour revenues increased by $12.3 million driven by higher guest ticket revenue, primarily from an increase in available guest nights during 2018 due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017 and timing of vessel drydocks in 2018 compared to 2017. At the Natural Habitat segment tour revenues increased $1.6 million over the prior year period primarily due to additional departures and an increase in pricing.

Tour revenues for the six months ended June 30, 2018 increased $33.2 million, or 28%, to $151.9 million compared to $118.7 million for the six months ended June 30, 2017. The Lindblad segment tour revenues increased by $29.6 million driven by higher guest ticket revenue, primarily from an increase in available guest nights during 2018 due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017 and timing of vessel drydocks in 2018 compared to 2017, as well as from the impact of cancelled voyages in the first quarter of 2017. At the Natural Habitat segment, tour revenues increased $3.6 million over the prior year period primarily due to additional departures and an increase in pricing. Excluding the estimated $9.1 million impact from the voyage cancellations in the first quarter of 2017, tour revenues would have increased $24.0 million, or 19%, for the six months ended June 30, 2018.

Cost of Tours

Total cost of tours for the three months ended June 30, 2018 increased $5.1 million, or 18%, to $33.8 million compared to $28.7 million for the three months ended June 30, 2017. At the Lindblad segment, cost of tours increased $4.3 million primarily due to incremental costs related to the National Geographic Quest, increased available guests nights across the fleet and higher fuel costs, partially offset by a decrease in drydock expenses related to timing of vessel drydock maintenance. At the Natural Habitat segment, cost of tours increased $0.8 million due to additional departures.

Total cost of tours for the six months ended June 30, 2018 increased $8.4 million, or 14%, to $69.7 million compared to $61.3 million for the six months ended June 30, 2017. At the Lindblad segment, cost of tours increased $6.6 million primarily due to costs related to the National Geographic Quest, increased available guests nights across the fleet, higher fuel costs and the impact of cancelled voyages in the first quarter of 2017, partially offset by a decrease in drydock expenses related to timing of vessel drydock maintenance. At the Natural Habitat segment, cost of tours increased $1.7 million due to additional departures.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 increased $0.8 million, or 5%, to $15.9 million compared to $15.1 million for the three months ended June 30, 2017. At the Natural Habitat segment, general and administrative expenses increased $0.7 million primarily due to an increase in personnel costs. At the Lindblad segment, general and administrative expenses increased $0.1 million over the prior year period as a result of higher personnel costs mostly offset by $1.1 million in lower stock compensation expense, mainly due to higher costs in prior year related to option grants that were fully expensed as of December 31, 2017.

General and administrative expenses for the six months ended June 30, 2018 increased $0.7 million, or 2%, to $30.9 million compared to $30.2 million for the six months ended June 30, 2017. At the Natural Habitat segment, general and administrative expenses increased $1.0 million primarily due to an increase in personnel costs. At the Lindblad segment, general and administrative expenses decreased $0.3 million over the prior year as a result of $4.4 million in lower stock compensation expense, mainly due to higher costs in prior year related to the 2016 CEO Allocation Grant and option grants that were fully expensed as of December 31, 2017, mostly offset by debt refinancing and higher personnel costs.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2018 increased $1.0 million, or 11%, to $10.6 million compared to $9.6 million for the three months ended June 30, 2017. At the Lindblad segment, selling and marketing expenses increased $0.7 million primarily due to increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $0.3 million primarily driven by an increase in advertising expenditures.

Selling and marketing expenses for the six months ended June 30, 2018 increased $2.8 million, or 14%, to $22.6 million compared to $19.8 million for the six months ended June 30, 2017. At the Lindblad segment, selling and marketing expenses increased $2.7 million due to increased commission and royalty expense associated with the higher tour revenues, partially offset by a decrease in marketing spend. At the Natural Habitat segment, selling and marketing expenses increased $0.1 million primarily driven by an increase in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2018 increased $1.1 million, or 28%, to $5.0 million, compared to $3.9 million for the three months ended June 30, 2017 primarily due to the addition of the National Geographic Quest to the Lindblad segment in July 2017.

Depreciation and amortization expenses for the six months ended June 30, 2018 increased $2.4 million, or 31%, to $10.0 million, compared to $7.7 million for the six months ended June 30, 2017 primarily due to the addition of the National Geographic Quest to the Lindblad segment in July 2017.

Other Expense

Other expenses for the three months ended June 30, 2018 increased $2.7 million to $4.1 million from $1.4 million for the three months ended June 30, 2017, primarily due to the following:

●	In 2018, we incurred a $1.1 million loss in foreign currency translation compared to a gain of $0.6 million in 2017 due to the weakening of the U.S. dollar in relation to the Canadian dollar and the Euro.

●	Interest expense, net, increased $0.8 million to $2.9 million in 2018 from $2.1 million in 2017 due to additional borrowings under our credit facility and commitment fees related to our new senior secured credit agreement.

●	In 2018, we incurred a $0.1 million charge related to the closure of the Australian operations, while 2017 included a $0.1 million gain on sale of the National Geographic Endeavour.

Other expenses for the six months ended June 30, 2018 increased $3.6 million to $7.3 million from $3.7 million for the six months ended June 30, 2017, primarily due to the following:

●	In 2018, we incurred a $1.6 million loss in foreign currency translation compared to a gain of $0.8 million in 2017, due to the weakening of the U.S. dollar in relation to the Canadian dollar and the Euro.

●	Interest expense, net, increased $1.2 million to $5.6 million in 2018 from $4.4 million in 2017 due to additional borrowings and the commitment fees related to our new senior secured credit agreement, and higher interest rates during the first quarter of 2018.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2018	2017	Change	%	2018	2017	Change	%
Tour revenues:
Lindblad	$59,556	$47,238	$12,318	26%	$130,009	$100,440	$29,569	29%
Natural Habitat	9,917	8,333	1,584	19%	21,874	18,259	3,615	20%
Total tour revenues	69,473	55,571	13,902	25%	151,883	118,699	33,184	28%
Impact of voyage cancellations	-	-	-	NA	-	9,140	(9,140)	NM
Total tour revenues excluding voyage cancellations	$69,473	$55,571	$13,902	25%	$151,883	$127,839	$24,044	19%
Operating income (loss):
Lindblad	$5,107	$(948)	$6,055	NM	$18,547	$316	$18,231	NM
Natural Habitat	(900)	(705)	(195)	(28)%	32	(605)	637	105%
Total operating income	4,207	(1,653)	5,860	NM	18,579	(289)	18,868	NM
Impact of voyage cancellations	-	-	-	NA	-	6,464	(6,464)	NM
Total operating income excluding voyage cancellations	$4,207	$(1,653)	$5,860	NM	$18,579	$6,175	$12,404	NM
Adjusted EBITDA:
Lindblad	$11,982	$5,651	$6,331	112%	$32,871	$15,490	$17,381	112%
Natural Habitat	(532)	(366)	(166)	(45)%	761	58	703	NM
Total adjusted EBITDA	11,450	5,285	6,165	117%	33,632	15,548	18,084	116%
Impact of voyage cancellations	-	-	-	NA	-	6,464	(6,464)	NM
Total adjusted EBITDA excluding voyage cancellations	$11,450	$5,285	$6,165	117%	$33,632	$22,012	$11,620	53%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and six months ended June 30, 2018 and 2017:

Guest Metrics - Lindblad Segment
	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Available Guest Nights	50,917	43,171	104,834	85,893
Guest Nights Sold	45,786	36,765	94,721	73,829
Occupancy	89.9%	85.2%	90.4%	86.0%
Maximum Guests	6,242	4,941	13,047	10,209
Number of Guests	5,684	4,311	11,767	8,912
Voyages	81	66	176	147

The following table shows the calculations of Gross Yield and Net Yield for the three and six months ended June 30, 2018 and 2017. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield and Net Yield Lindblad Segment
	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2018	2017	2018	2017
Guest ticket revenues	$53,832	$40,745	$116,512	$85,790
Other tour revenues	5,724	6,493	13,497	14,650
Tour Revenues	59,556	47,238	130,009	100,440
Less: Orion Insurance Proceeds	-	-	-	(1,900)
Adjusted Tour Revenues	59,556	47,238	130,009	98,540
Less: Commissions	(4,369)	(3,659)	(9,923)	(7,761)
Less: Other tour expenses	(4,161)	(2,972)	(8,279)	(7,090)
Net Revenue	$51,026	$40,607	$111,807	$83,689
Available Guest Nights	50,917	43,171	104,834	85,893
Gross Yield	$1,170	$1,094	$1,240	$1,147
Net Yield	1,002	941	1,067	974

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2018	2017	2018	2017
Cost of tours	$27,510	$23,168	$56,190	$49,541
Plus: Selling and marketing	9,683	8,960	20,945	18,272
Plus: General and administrative	12,630	12,503	25,018	25,316
Gross Cruise Cost	49,823	44,631	102,153	93,129
Less: Commission expense	(4,369)	(3,659)	(9,923)	(7,761)
Less: Other tour expenses	(4,161)	(2,972)	(8,279)	(7,090)
Net Cruise Cost	41,293	38,000	83,951	78,278
Less: Fuel expense	(2,599)	(1,296)	(4,709)	(2,964)
Net Cruise Cost Excluding Fuel	38,694	36,704	79,242	75,314
Non-GAAP Adjustments:
Stock-based compensation	(1,119)	(2,205)	(1,985)	(6,407)
National Geographic fee amortization	(727)	(727)	(1,454)	(1,454)
Executive severance costs	(287)	-	(287)	-
Reorganization costs	(113)	(112)	(293)	(318)
Debt refinancing costs	(3)	-	(997)	-
Adjusted Net Cruise Cost Excluding Fuel	$36,445	$33,660	$74,227	$67,135
Adjusted Net Cruise Cost	$39,044	$34,956	$78,936	$70,099
Available Guest Nights	50,917	43,171	104,834	85,893
Gross Cruise Cost per Available Guest Night	$979	$1,034	$974	$1,084
Net Cruise Cost per Available Guest Night	811	880	801	911
Net Cruise Cost Excl. Fuel per Available Guest Night	760	850	756	877
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	716	780	708	782
Adjusted Net Cruise Cost per Available Guest Night	767	810	753	816

Comparison of Three and Six months Ended June 30, 2018 to Three and Six months Ended June 30, 2017

Tour Revenues

Tour revenues for the three months ended June 30, 2018 increased $12.3 million, or 26%, to $59.6 million compared to $47.2 million for the three months ended June 30, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in available guest nights due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017 and timing of vessel drydocks in 2018 compared to 2017. In addition, Net Yield for the three months ended June 30, 2018 increased to $1,002 compared to $941 for the three months ended June 30, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates increased for the three months ended June 30, 2018 to 90% compared to 85% for the three months ended June 30, 2017 reflecting higher demand across the fleet.

Tour revenues for the six months ended June 30, 2018 increased $29.6 million, or 29%, to $130.0 million compared to $100.4 million for the six months ended June 30, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in available guest nights due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017 and timing of vessel drydocks in 2018 compared to 2017, as well as from the impact of cancelled voyages in the first quarter of 2017. In addition, Net Yield for the six months ended June 30, 2018 increased to $1,067 compared to $974 for the six months ended June 30, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates increased for the six months ended June 30, 2018 to 90% compared to 86% for the six months ended June 30, 2017 reflecting higher demand across the fleet. Excluding the estimated $9.1 million impact from the voyage cancellations in the first quarter of 2017, tour revenues would have increased $20.4 million, or 19%, for the six months ended June 30, 2018.

Operating Income

Operating income increased $6.0 million to $5.1 million for the three months ended June 30, 2018 compared to a loss of $1.0 million for the three months ended June 30, 2017. The increase was driven by increased tour revenue, a decrease in stock compensation expense related to option grants that were fully expensed as of December 31, 2017 and lower drydock expenses due to timing of vessel drydocks. This was partially offset by higher operating costs due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, additional guest nights across the fleet, as well as higher fuel costs and commissions.

Operating income increased $18.2 million to $18.5 million for the six months ended June 30, 2018 compared to $0.3 million for the six months ended June 30, 2017. The increase was driven by increased tour revenue and a decrease in stock compensation expense due to higher costs in the prior year related to the 2016 CEO Allocation Grant and option grants that were fully expensed as of December 31, 2017 and lower drydock expenses due to timing of vessel drydocks in 2018 compared to 2017. This was partially offset by higher operating costs due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, increased available guest nights across the fleet, as well as the impact of cancelled voyages in the first quarter of 2017 and higher fuel costs and commissions. Excluding the impact from the voyage cancellations in the first quarter of 2017, operating income would have increased $11.8 million for the six months ended June 30, 2018.

Results of Operations – Natural Habitat Segment

Comparison of Three and Six months Ended June 30, 2018 to Three and Six months Ended June 30, 2017

Tour Revenues

Tour revenues for the three months ended June 30, 2018 increased $1.6 million, or 19%, to $9.9 million compared to $8.3 million for the three months ended June 30, 2017 due to additional departures, as well as price increases.

Tour revenues for the six months ended June 30, 2018 increased $3.6 million, or 20%, to $21.8 million compared to $18.3 million for the six months ended June 30, 2017 due to additional departures, as well as price increases.

Operating income (loss)

Operating loss for the three months ended June 30, 2018 increased $0.2 million to $0.9 million compared to $0.7 million for the three months ended June 30, 2017, as revenue growth was more than offset by increased operating costs related to the additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Operating income for the six months ended June 30, 2018 increased $0.6 million to $0.0 million compared to a loss of $0.6 million for the six months ended June 30, 2017, due to growth in tour revenue, partially offset by higher operating costs related to the additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the six months ended June 30, 2018 and 2017. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA
Consolidated
	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net (loss) income	$(159)	$(2,578)	$10,760	$(1,952)
Interest expense, net	2,870	2,075	5,604	4,390
Income tax expense (benefit)	227	(467)	503	(2,060)
Depreciation and amortization	4,994	3,895	10,038	7,658
Loss (gain) on foreign currency	1,141	(577)	1,592	(823)
Other (income) expense, net	128	(107)	120	156
Stock-based compensation	1,119	2,205	1,985	6,407
National Geographic fee amortization	727	727	1,454	1,454
Executive severance costs	287	-	287	-
Reorganization costs	113	112	293	318
Debt refinancing costs	3	-	997	-
Adjusted EBITDA	11,450	5,285	33,632	15,548
Impact of voyage cancellations	-	-	-	6,464
Adjusted EBITDA excluding impact of voyage cancellations	$11,450	$5,285	$33,632	$22,012

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017.

Lindblad Segment

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Operating income (loss)	$5,107	$(948)	$18,547	$316
Depreciation and amortization	4,626	3,555	9,309	6,995
Stock-based compensation	1,119	2,205	1,985	6,407
National Geographic fee amortization	727	727	1,454	1,454
Executive severance costs	287	-	287	-
Reorganization costs	113	112	293	318
Debt refinancing costs	3	-	997	-
Adjusted EBITDA	11,982	5,651	32,871	15,490
Impact of voyage cancellations	-	-	-	6,464
Adjusted EBITDA excluding impact of voyage cancellations	$11,982	$5,651	$32,871	$21,954

Natural Habitat Segment

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Operating income (loss)	$(900)	$(706)	$32	$(605)
Depreciation and amortization	368	340	729	663
Adjusted EBITDA	$(532)	$(366)	$761	$58

Liquidity and Capital Resources

Sources and Uses of Cash for the Six months Ended June 30, 2018 and 2017

Net cash provided by operating activities was $24.8 million in 2018 compared to $23.2 million in 2017. The $1.3 million increase was primarily due to the improved operating results.

Net cash used in investing activities was $47.2 million in 2018 compared to $51.0 million in 2017. The $3.7 million decrease was primarily related to a decrease in purchases of property and equipment offset by higher deposits into our Federal Maritime Commission escrow for travel on the Company’s U.S. flagged vessels.

Net cash provided by financing activities was $17.6 million in 2018 compared to Net cash used in financing activities of $8.5 million in 2017. The $26.3 million increase was primarily related to the $200.0 million in proceeds from refinancing the credit facility, partially offset by the $170.6 million repayment of the previous senior debt and payment of $6.3 million in deferred financing costs.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, invest in long-term investments or any other use of cash. As of June 30, 2018 and December 31, 2017, a working capital deficit of $2.1 million and $12.7 million, respectively. As of June 30, 2018 and December 31, 2017, we had $91.6 million and $96.4 million, respectively, in cash and cash equivalents, excluding restricted cash.

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the six months ended June 30, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance as of June 30, 2018 for the Repurchase Plan was $12.1 million.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels. The first vessel, the National Geographic Quest, was delivered in the third quarter of 2017. The second vessel, the National Geographic Venture, has a contract price of $57.4 million and is scheduled to be completed in the fourth quarter of 2018, subject to extension for certain events, such as change orders. As of June 30, 2018, the Company has paid the builder $47.4 million related to the National Geographic Venture. The Company may terminate the applicable Agreement in the event the builder fails to deliver the vessel within one hundred eighty days of the applicable due date or the builder becomes insolvent or otherwise bankrupt.

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

As of June 30, 2018, we had approximately $200.5 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our new revolving credit facility, our Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

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

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of June 30, 2018, we were in compliance with the covenants.

The following table shows the contractual obligation of the Amended Credit agreement for the next five years and thereafter as of June 30, 2018:

	Payments due by period
(In thousands)	Total	Current	1-2 years	3-5 years	Thereafter
Long-term debt obligations	$200,000	$2,000	$4,000	$6,000	$188,000
Interest on long-term debt	78,739	12,020	23,710	34,642	8,367
	$278,739	$14,020	$27,710	$40,642	$196,367

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

The Export Credit Agreement contains financial covenants that, among other things, require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Export Credit Agreement) for the trailing 12-month period) of 4.50 to 1.00. As of June 30, 2018, we were in compliance with the covenants.

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

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change (increase and decrease) in interest rates. For additional information regarding our long-term borrowings see Notes 2 and 3 to our Consolidated Condensed Financial Statements.

As of June 30, 2018, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2018 was $100.0 million. Based on our June 30, 2018 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $2.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2018.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors.

The following table represents information with respect to the Company’s purchases or equity securities under the Repurchase Plan and of shares withheld from vesting’s of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2018	16,491	$10.27	$-	$12,124,786
May 1 through May 31, 2018	8,600	12.50	-	12,124,786
June 1 through June 30, 2018	-	-	-	12,124,786
Total	25,091		-

Amounts in the table above relate to shares withheld from vesting’s of stock-based compensation awards for employee income taxes.

Item 3.	DEfaults upon senior securities

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	Taxonomy extension schema document	Herewith
101.CAL	Taxonomy extension calculation link base document	Herewith
101.LAB	Taxonomy extension label link base document	Herewith
101.PRE	Taxonomy extension presentation link base document	Herewith
101.DEF	XBRL Taxonomy Extension Definition Link base	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2018.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

