Form 10-Q/A
period 2018-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2018-08-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

 Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Lindblad Expeditions Holdings, Inc. for the period ended June 30, 2018, originally filed with the Securities and Exchange Commission on August 2, 2018 (the “Form 10-Q”), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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