Form 10-Q
period 2018-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2018-11-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 31, 2018, 45,815,425 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2018

PART 1.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30,	As of December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$105,688	$96,443
Restricted cash and marketable securities	8,593	7,057
Marine operating supplies	5,024	5,045
Inventories	1,646	1,794
Prepaid expenses and other current assets	21,917	21,351
Total current assets	142,868	131,690

Property and equipment, net	282,455	250,952
Goodwill	22,105	22,105
Intangibles, net	8,370	9,554
Other long-term assets	9,017	10,047
Total assets	$464,815	$424,348

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$112,694	$112,238
Accounts payable and accrued expenses	29,305	30,422
Long-term debt - current	2,000	1,750
Total current liabilities	143,999	144,410

Long-term debt, less current portion	188,161	164,186
Deferred tax liabilities	5,097	2,444
Other long-term liabilities	706	684
Total liabilities	337,963	311,724

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,409	6,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,815,425 and 45,427,030 issued, 45,442,728 and 44,787,608 outstanding as of September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	40,391	42,498
Retained earnings	79,817	63,819
Accumulated other comprehensive income	230
Total stockholders’ equity	120,443	106,322
Total liabilities, stockholders’ equity and redeemable noncontrolling interest	$464,815	$424,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Tour revenues	$87,242	$84,584	$239,125	$203,283
Cost of tours	44,964	38,480	114,645	99,780
Gross profit	42,278	46,104	124,480	103,503

Operating expenses:
General and administrative	14,718	16,526	45,647	46,710
Selling and marketing	12,255	11,676	34,911	31,521
Depreciation and amortization	5,024	4,354	15,062	12,012
Total operating expenses	31,997	32,556	95,620	90,243

Operating income	10,281	13,548	28,860	13,260

Other (expense) income:
Interest expense, net	(2,409)	(2,802)	(8,013)	(7,192)
Gain (loss) on foreign currency	163	224	(1,430)	1,047
Other income (expense)	1	59	(118)	(97)
Total other expense	(2,245)	(2,519)	(9,561)	(6,242)

Income before income taxes	8,036	11,029	19,299	7,018
Income tax expense (benefit)	2,690	1,586	3,194	(473)

Net income	5,346	9,443	16,105	7,491
Net income attributable to noncontrolling interest	279	165	107	149

Net income available to common stockholders	$5,067	$9,278	$15,998	$7,342

Weighted average shares outstanding
Basic	45,423,127	44,457,656	45,356,438	44,528,878
Diluted	47,690,395	45,718,513	45,963,669	45,609,560

Net income per share available to common stockholders
Basic	$0.11	$0.21	$0.35	$0.16
Diluted	$0.11	$0.20	$0.35	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net income	$5,346	$9,443	$16,105	$7,491
Other comprehensive income:
Cash flow hedges:
Net unrealized gain	157	-	230	-
Total other comprehensive income	157	-	230	-
Total comprehensive income	$5,503	$9,443	$16,335	$7,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of January 1, 2018	45,427,030	$5	$42,498	$63,819	$-	$106,322
Stock-based compensation	-	-	3,256	-	-	3,256
Issuance of stock for equity compensation plans, net	397,425	-	(4,509)	-	-	(4,509)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Other comprehensive income, net	-	-	-	-	230	230
Net income	-	-	-	15,998	-	15,998
Balance as of September 30, 2018	45,815,425	$5	$40,391	$79,817	$230	$120,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$16,105	$7,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,062	12,012
Amortization of National Geographic fee	2,181	2,180
Amortization of deferred financing costs and other, net	1,477	1,662
Stock-based compensation	3,256	9,464
Deferred income taxes	2,653	(2,017)
Loss (gain) on foreign currency	1,430	(1,047)
Loss on write-off of assets	129	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	169	(516)
Prepaid expenses and other current assets	(1,806)	(1,087)
Unearned passenger revenues	449	8,062
Write-off of unamortized issuance costs related to debt refinancing	359	-
Other long-term assets	(1,981)	192
Other long-term liabilities	22	14
Accounts payable and accrued expenses	(247)	(6,964)
Net cash provided by operating activities	39,258	29,446

Cash Flows From Investing Activities
Purchases of property and equipment	(45,510)	(44,089)
Transfer to restricted cash and marketable securities	(1,536)	311
Net cash used in investing activities	(47,046)	(43,778)

Cash Flows From Financing Activities
Proceeds from long-term debt	200,000	-
Repayments of long-term debt	(171,125)	(1,312)
Payment of deferred financing costs	(6,486)	(312)
Repurchase under stock-based compensation plans and related tax impacts	(4,509)	(1,182)
Repurchase of warrants and common stock	(854)	(6,166)
Net cash provided by (used in) financing activities	17,026	(8,972)
Effect of exchange rate changes on cash	7	204

Net increase (decrease) in cash and cash equivalents	9,245	(23,100)

Cash and cash equivalents at beginning of period	96,443	135,416

Cash and cash equivalents at end of period	$105,688	$112,316

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$9,952	$7,841
Income taxes, net	$468	$965

Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$1,682	$168
Additional paid-in capital exchange proceeds used for option shares	$(1,682)	$(168)

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

Lindblad’s mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Through its subsidiary, Natural Habitat, Inc. (“Natural Habitat”), the Company offers primarily land-based adventure travel expeditions around the globe. In addition to its land offerings, Natural Habitat offers select itineraries on small chartered vessels for parts of the year. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2018.

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

The majority of the Company’s revenues are derived from guest ticket contracts which are reported as tour revenues in the condensed consolidated statements of operations. The Company’s primary performance obligation under these contracts is to provide an expedition and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Upon satisfaction of the Company’s primary performance obligation, revenue is recognized over the duration of each expedition.

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

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheet when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Unearned passenger revenues presented in our condensed consolidated balance sheets include contract liabilities of $63.5 million and $62.1 million as of September 30, 2018 and December 31, 2017, respectively. All of our contract liabilities as of December 31, 2017 were recognized and reported within tour revenues in our condensed consolidated statements of operations for the nine months ended September 30, 2018.

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and warrants, using the treasury stock method.

For the three and nine months ended September 30, 2018 and 2017, the Company calculated earnings per share as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income available to common stockholders	$5,067	$9,278	$15,998	$7,342

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,423,127	44,457,656	45,356,438	44,528,878

Dilutive potential common shares	2,267,268	1,260,857	607,231	1,080,682
Total weighted average shares outstanding, diluted	47,690,395	45,718,513	45,963,669	45,609,560

Net income per share available to common stockholders
Basic	$0.11	$0.21	$0.35	$0.16
Diluted	$0.11	$0.20	$0.35	$0.16

The Company’s Board of Directors and stockholders approved the 2015 Long-Term Incentive Plan, which includes the authority to issue up to 2.5 million shares of Lindblad common stock. As of September 30, 2018, approximately 2.0 million shares were available for future grants under the plan.

As of September 30, 2018 and 2017, options to purchase an aggregate of 220,000 and 1,939,764 shares of the Company’s common stock, respectively, with a weighted average exercise price of $9.63 and $2.65 per share, respectively, were outstanding. As of September 30, 2018, 113,333 options were exercisable.

As of September 30, 2018 and 2017, 10,088,074 and 10,673,015 warrants, respectively, expiring July 8, 2020 were outstanding to purchase common stock at a price of $11.50 per share. These warrants were anti-dilutive for the three and nine months ended September 30, 2017 and were not included in the calculation of diluted weighted average shares outstanding for those periods.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of September 30, 2018 and December 31, 2017, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.5 million and $4.1 million, respectively.

Restricted Cash and Marketable Securities

Restricted cash and marketable securities consist of the following:

	As of September 30,	As of December 31,
	2018	2017
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$5,622	$4,186
Credit card processor reserves	1,530	1,530
Certificates of deposit and other restricted securities	1,441	1,341
Total restricted cash and marketable securities	$8,593	$7,057

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

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to either post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow the required amounts.

At September 30, 2018 and December 31, 2017, a cash reserve of approximately $1.5 million is required for credit card deposits by third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided, or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of September 30,	As of December 31,
	2018	2017
(In thousands)	(unaudited)
Prepaid tour expenses	$11,746	$9,846
Prepaid air expense	3,222	3,621
Prepaid client insurance	2,097	2,525
Prepaid corporate insurance	1,808	1,033
Prepaid marketing, commissions and other expenses	1,731	2,495
Prepaid port agent fees	1,279	1,022
Prepaid income taxes	34	809
Total prepaid expenses	$21,917	$21,351

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2018 with no indication of goodwill impairment.

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

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and then updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect since July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it will assume they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively. Operating rights are amortized over their remaining government mandated lives.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangibles will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of September 30, 2018, there was no triggering event and the Company did not record an impairment for intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of September 30, 2018, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of September 30,	As of December 31,
	2018	2017
(In thousands)	(unaudited)
Accrued other expense	$8,333	$7,001
Accounts payable	6,769	7,791
Bonus compensation liability	3,727	3,736
New build liability	2,836	2,730
Employee liability	2,776	2,644
Royalty payable	1,866	1,673
Travel certificate liability	1,056	1,120
Income tax liabilities	766	1,490
Refunds and commissions payable	749	1,805
Accrued travel insurance expense	427	432
Total accounts payable and accrued expenses	$29,305	$30,422

Fair Value Measurements

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

The Company’s derivative assets consist principally of interest rate caps and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as quoted market prices are not readily available. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves and counterparty credit risks.

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

The Company is exposed to market risks attributable to changes in interest rates on its term loan facility and seeks to hedge the risk of variability in cash flows associated with the changes in US$-LIBOR-Intercontinental Exchange associated with interest payments on its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

During the second quarter 2018, the Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the first lien loan facility (the “Term Facility”) under its Amended Credit Agreement and designated these interest rate caps as a cash flow hedge. The Company receives payments on the cap for any period that the one-month USD LIBOR rate increase beyond the strike rate. The termination date of the cap agreement is May 31, 2023. The detailed terms of the interest rate caps and the portion of the corporate Term Facility that they hedge are as follows:

	Interest Rate Caps	Corporate Debt
Trade date and borrowing date	May 29, 2018	March 27, 2018
Effective date	September 27, 2018	Not applicable
Termination date	May 31, 2023	March 27, 2025
Notional amount	$100,000,000	$100,000,000
Fixed interest rate (plus spread)	2.50% until November 30, 2018	Not applicable
2.75% December 1, 2018 until April 30, 2019
3.00% May 1, 2019 until maturity
Variable interest rate	1 month LIBOR	1 month LIBOR + 3.50%
Settlement	Monthly on last day of each month	Monthly on last day of each month
Interest payment dates	Monthly on last day of each month	Monthly on last day of each month
Reset dates	Last day of each month	Last day of each month

The notional amount of outstanding debt associated with the interest rate cap agreements was $100.0 million as of September 30, 2018, with a fair value of $1.6 million recorded within other long-term assets. Changes in the fair value of this interest rate cap are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815 and ASU 2017-12. During the three and nine months ended September 30, 2018, the Company recorded approximately $0.2 million and $0.2 million, respectively, of gains in accumulated other comprehensive income related to the change in fair value. The Company does not expect any gains currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The cost of the interest rate cap will be amortized to interest expense over its life, from the effective date through termination date.

The effects of cash flow hedge accounting on accumulated other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, unaudited)	2018	2017	2018	2017
Beginning balance:	$73	$-	$-	$-
Net change in period	157	-	230	-
Accumulated Other Comprehensive Income	$230	$-	$230	$-

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of the hedge was considered to be ineffective and included in net income for the period ended September 30, 2018. The Company will continue to assess the effectiveness of the hedge on an ongoing basis.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2018, and December 31, 2017, the Company had a liability for unrecognized tax benefits of $0.4 million, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and nine months ended September 30, 2018 and 2017, interest and penalties related to uncertain tax positions included in income tax expense are not significant.

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

Segment Reporting

The Company is primarily a specialty cruise operator with operations in two segments, Lindblad and Natural Habitat. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2018. Management is currently assessing the effect of this guidance on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment is intended to improve the effectiveness of fair value measurement disclosures by adding and modifying a few disclosure requirements, as well as eliminating several disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2018. Management is currently assessing the effect of this guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company will adopt this guidance on January 1, 2019, as required. The adoption of this guidance will have a material impact on the Company’s balance sheet for the present value of its lease liabilities and related right-of-use assets. The Company does not believe that the adoption of this guidance will have a material effect on its future results of operations or cash flows.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments also ease the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 31, 2018, and earlier adoption is permitted. The Company has elected early adoption of ASU 2017-12 and has accounted for its cash flow hedges in accordance with the amended rules.

NOTE 3 – LONG-TERM DEBT

	As of September 30, 2018			As of December 31, 2017
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	199,500	(11,864)	187,636	170,625	(7,214)	163,411
Total long-term debt	202,025	(11,864)	190,161	173,150	(7,214)	165,936
Less current portion	(2,000)	-	(2,000)	(1,750)	-	(1,750)
Total long-term debt, non-current	$200,025	$(11,864)	$188,161	$171,400	$(7,214)	$164,186

Credit Facility

On March 27, 2018, the Company entered into the Amended Credit Agreement providing for a refinancing and amendment of the terms of the Company’s prior secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

The Amended Credit Agreement provided for a $200.0 million senior secured Term Facility, which represented an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company.

In connection with the Amended Credit Agreement, the Company capitalized $4.2 million related to lender and third-party fees. In addition, the entry into the Amended Credit Agreement was considered a debt modification with a partial extinguishment, as a result the Company expensed $1.0 million of related costs during the nine months ended September 30, 2018, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Borrowings under the Term Facility bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate at September 30, 2018 is 5.74% under the Term Facility. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Facility, which matures on March 27, 2023.

The Amended Credit Agreement (i) requires the Company to satisfy certain financial covenants as set forth in the Amended Credit Agreement; (ii) limits the amount of indebtedness the Company may incur; (iii) limits the amount the Company may spend in connection with certain types of investments; (iv) requires the delivery of certain periodic financial statements and an operating budget and (v) requires the mortgaged vessels and related inventory to be maintained in good working condition. As of September 30, 2018, the Company was in compliance with the covenants.

Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. As of September 30, 2018, the Company had no borrowings under the Revolving Facility.

For the three months ended September 30, 2018 and 2017, deferred financing costs charged to interest expense was $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017, deferred financing costs charged to interest expense was $1.5 million and $1.7 million, respectively.

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

At the Borrower’s election, the loan will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The Company is also required to pay an annual commitment fee of 1.3% until drawdown of the Export Credit Agreement. The loan will be secured by a first priority mortgage over the new vessel and the assignment of related insurances. The Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company or the Borrower. In addition to paying interest on any outstanding loans under the facility, the Borrower is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs. All obligations of the Borrower under the Export Credit Agreement are guaranteed by the Company. As of September 30, 2018, the Company was in compliance with the covenants.

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

NOTE 4 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matches 30% of employee contributions up to an annual maximum of $2,100 as of September 30, 2018 and 2017. For the three months ended September 30, 2018 and 2017, the Company’s benefit plan contribution was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s benefit plan contribution was $0.3 million and $0.2 million, respectively. The benefit plan contribution is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the nine months ended September 30, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of September 30, 2018.

2018 Long-Term Incentive Compensation

In 2017, the Company’s compensation committee approved an employee incentive plan which authorizes awarding restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan.

During the nine months ended September 30, 2018, the Company granted 171,947 RSUs with a weighted average grant price of $10.63. The RSUs will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company or its subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. During the nine months ended September 30, 2018, the Company awarded 88,851 of targeted PSUs with a weighted average grant price of $10.27. The number of shares were determined based upon the closing price of our common stock on the date of the award.

Stock Options

During the nine months ended September 30, 2018, 955,424 stock options were exercised at a weighted average exercise price of $1.76 per share in cashless transactions, resulting in the net issuance of 442,820 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On December 2, 2015, the Company entered into two separate Vessel Construction Agreements (collectively, the “Agreements”) with Ice Floe, LLC, a Washington limited liability company doing business as Nichols Brothers Boat Builders (the “Builder”). The Agreements provided for the Builder to construct two 236-foot, 100-passenger cruise vessels.

The first vessel, the National Geographic Quest, was delivered in July 2017. The second vessel, the National Geographic Venture, has a contract price of $57.7 million and is scheduled for delivery in the fourth quarter of 2018. As of September 30, 2018, the Company had paid Ice Floe, LLC $53.0 million related to the vessel. The Agreement also contains customary representations, warranties, covenants and indemnities.

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, the National Geographic Endurance, with a total purchase price of 1,066.0 million Norwegian Kroner. Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020, with potential accelerated delivery to November 2019.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. A pre- and post-expedition extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying condensed consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the three and nine months ended September 30, 2018 totaled $1.5 million and $4.6 million, respectively, and for the three and nine months ended September 30, 2017 totaled $1.6 million and $3.9 million, respectively.

The balances outstanding to National Geographic as of September 30, 2018 and December 31, 2017 was $1.9 million and $1.7 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the three months ended September 30, 2018 and 2017, these fees totaled $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, these fees totaled $0.6 million and $0.4 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2018 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2018 (three months)	$2,549
2019	8,276
2020	7,010
2021	2,031
2022	1,850
Total	$21,716

NOTE 7 – SEGMENT INFORMATION

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and nine months ended September 30, 2018 and 2017, operating results were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2018	2017	Change	%	2018	2017	Change	%
Tour revenues:
Lindblad	$64,507	$67,451	$(2,944)	(4%)	$194,516	$167,891	$26,625	16%
Natural Habitat	22,735	17,133	5,602	33%	44,609	35,392	9,217	26%
Total tour revenues	$87,242	$84,584	$2,658	3%	$239,125	$203,283	$35,842	18%
Operating income:
Lindblad	$8,209	$12,070	$(3,861)	(32%)	$26,755	$12,386	$14,369	116%
Natural Habitat	2,072	1,479	593	40%	2,105	873	1,232	141%
Total operating income	$10,281	$13,549	$(3,268)	(24%)	$28,860	$13,259	$15,601	118%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2018	2017	Change	%	2018	2017	Change	%
Depreciation and amortization:
Lindblad	$4,645	$3,994	$651	16%	$13,954	$10,989	$2,965	27%
Natural Habitat	379	360	19	5%	1,108	1,023	85	8%
Total depreciation and amortization	$5,024	$4,354	$670	15%	$15,062	$12,012	$3,050	25%

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of September 30,	As of December 31,
(In thousands)	2018	2017
Total Assets:	(unaudited)
Lindblad	$399,998	$371,081
Natural Habitat	64,817	53,267
Total assets	$464,815	$424,348
Intangibles, net:
Lindblad	$4,232	$4,776
Natural Habitat	4,138	4,778
Total intangibles, net	$8,370	$9,554
Goodwill
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three months ended September 30, 2018 and 2017 there were $1.2 million and $0.7 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the nine months ended September 30, 2018 and 2017, there were $2.6 million and $1.1 million, respectively, in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018.

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

Business Overview

Lindblad provides expedition cruising and adventure travel experiences that include itineraries that feature up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures on all seven continents and pioneering innovative ways to allow our guests to connect with exotic and remote places. We operate a fleet of seven owned expedition ships. The Company has contracted for two additional vessels, the National Geographic Venture, a coastal vessel expected to be completed in the fourth quarter of 2018, and the National Geographic Endurance, a polar ice class vessel targeted to be completed in January 2020, with potential accelerated delivery to November 2019.

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

We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Highlights

In July 2018, the Company’s Board of Directors authorized the building of an additional polar ice class ship anticipated for delivery in 2021.

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Credit Suisse, as Administrative Agent and Collateral Agent, providing for a refinancing and amendment of the terms of the Company’s existing secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”). The Amended Credit Agreement provided for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represented an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. See Note 3 – Long-Term Debt to the condensed consolidated financial statements for additional information regarding the Restated Credit Agreement.

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

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2018 and 2017;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the National Geographic fee amortization, debt refinancing costs and acquisition-related expenses. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. The Company believes Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry.

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, and acquisition-related expenses.

Available Guest Nights is a measurement of capacity and represents double occupancy per cabin (except single occupancy for a single capacity cabin) multiplied by the number of cruise days for the period. We also record the number of guest nights available on our limited land programs in this definition.

Gross Cruise Cost represents the sum of cost of tours plus, selling and marketing expenses, and general and administrative expenses.

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

Results of Operations - Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands, except per share data)	2018	2017	Change	%	2018	2017	Change	%
Tour revenues	$87,242	$84,584	$2,658	3%	$239,125	$203,283	$35,842	18%
Cost of tours	44,964	38,480	6,484	17%	114,645	99,780	14,865	15%
Gross profit	42,278	46,104	(3,826)	(8%)	124,480	103,503	20,977	20%
General and administrative	14,718	16,526	(1,808)	(11%)	45,647	46,710	(1,063)	(2%)
Selling and marketing	12,255	11,676	579	5%	34,911	31,521	3,390	11%
Depreciation and amortization	5,024	4,354	670	15%	15,062	12,012	3,050	25%
Operating income	$10,281	$13,548	$(3,267)	(24%)	$28,860	$13,260	$15,600	118%
Net income	$5,346	$9,443	$(4,097)	(43%)	$16,105	$7,491	$8,614	115%
Earnings per share avail. to common stockholders
Basic	$0.11	$0.21	$(0.10)		$0.35	$0.16	$0.19
Diluted	$0.11	$0.20	(0.09)		$0.35	$0.16	0.19

Comparison of the Three and Nine months Ended September 30, 2018 to Three and Nine months Ended September 30, 2017 - Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2018 increased $2.7 million, or 3%, to $87.2 million compared to $84.6 million for the three months ended September 30, 2017. The Lindblad segment tour revenues decreased by $2.9 million primarily driven by a decrease in Available Guest Nights during 2018 due to timing of vessel drydocks in 2018 compared to 2017, as well as a decrease in Net Yields. 2017 results also included the impact of the cancellation of four highly booked voyages on the National Geographic Quest due to the delayed delivery of the vessel. At the Natural Habitat segment, tour revenues increased $5.6 million over the prior year period primarily due to additional departures and an increase in pricing.

Tour revenues for the nine months ended September 30, 2018 increased $35.8 million, or 18%, to $239.1 million compared to $203.3 million for the nine months ended September 30, 2017. The Lindblad segment tour revenues increased by $26.6 million driven by higher guest ticket revenue, primarily from an increase in Available Guest Nights during 2018 due to the addition of the National Geographic Quest to the fleet in the third quarter of 2017. 2017 results also included the impact of voyage cancellations on the National Geographic Orion and the National Geographic Sea Lion, as well as the impact of the delayed delivery of the National Geographic Quest. At the Natural Habitat segment, tour revenues increased $9.2 million over the prior year period primarily due to additional departures and an increase in pricing.

Cost of Tours

Total cost of tours for the three months ended September 30, 2018 increased $6.5 million, or 17%, to $45.0 million compared to $38.5 million for the three months ended September 30, 2017. At the Lindblad segment, cost of tours increased $2.3 million primarily due to an increase in drydock expenses related to timing of planned vessel drydock maintenance. At the Natural Habitat segment, cost of tours increased $4.2 million due to additional departures.

Total cost of tours for the nine months ended September 30, 2018 increased $14.9 million, or 15%, to $114.6 million compared to $99.8 million for the nine months ended September 30, 2017. At the Lindblad segment, cost of tours increased $8.9 million primarily due to costs related to the National Geographic Quest, the impact of cancelled voyages in the first quarter of 2017, an increase in Available Guest Nights across the fleet, and higher fuel costs. At the Natural Habitat segment, cost of tours increased $5.9 million due to additional departures.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 decreased $1.8 million, or 11%, to $14.7 million compared to $16.5 million for the three months ended September 30, 2017. At the Lindblad segment, general and administrative expenses decreased $2.4 million over the prior year period as a result of $1.8 million in lower stock compensation expense, mainly due to higher costs in prior year related to option grants that were fully expensed as of December 31, 2017, as well as a decrease in executive severance cost of $1.6 million, partially offset by higher personnel and other costs. At the Natural Habitat segment, general and administrative expenses increased $0.6 million primarily due to an increase in personnel and other costs.

General and administrative expenses for the nine months ended September 30, 2018 decreased $1.1 million, or 2%, to $45.6 million compared to $46.7 million for the nine months ended September 30, 2017. At the Lindblad segment, general and administrative expenses decreased $2.7 million over the prior year as a result of $6.2 million in lower stock compensation expense, mainly due to higher costs in prior year related to the 2016 CEO Allocation Grant and option grants that were fully expensed as of December 31, 2017 and the 2017 executive severance costs, partially offset by debt refinancing costs incurred in the first quarter of 2018 and an increase in personnel costs and credit card fees. At the Natural Habitat segment, general and administrative expenses increased $1.6 million primarily due to an increase in personnel and other costs.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2018 increased $0.6 million, or 5%, to $12.3 million compared to $11.7 million for the three months ended September 30, 2017. At the Lindblad segment, selling and marketing expenses increased $0.4 million primarily due to increased commission expenses. At the Natural Habitat segment, selling and marketing expenses increased $0.2 million primarily driven by an increase in advertising expenditures.

Selling and marketing expenses for the nine months ended September 30, 2018 increased $3.4 million, or 11%, to $34.9 million compared to $31.5 million for the nine months ended September 30, 2017. At the Lindblad segment, selling and marketing expenses increased $3.1 million primarily due to increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $0.3 million primarily driven by an increase in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2018 increased $0.7 million, or 15%, to $5.0 million, compared to $4.4 million for the three months ended September 30, 2017 primarily due to the addition of the National Geographic Quest to the Lindblad segment in July 2017.

Depreciation and amortization expenses for the nine months ended September 30, 2018 increased $3.1 million, or 25%, to $15.1 million, compared to $12.0 million for the nine months ended September 30, 2017 primarily due to the addition of the National Geographic Quest to the Lindblad segment in July 2017.

Other Expense

Other expenses for the three months ended September 30, 2018 decreased $0.3 million to $2.2 million from $2.5 million for the three months ended September 30, 2017, primarily due to the following:

●	Interest expense, net, decreased $0.4 million to $2.4 million in 2018 from $2.8 million in 2017 due to higher capitalized interest for the National Geographic Endurance and the National Geographic Venture, partially offset by additional borrowings under our amended credit facility and commitment fees related to our new senior secured credit agreement.

Other expenses for the nine months ended September 30, 2018 increased $3.4 million to $9.6 million from $6.2 million for the nine months ended September 30, 2017, primarily due to the following:

●

In 2018, we incurred a $1.4 million loss in foreign currency translation compared to a gain of $1.0 million in 2017, due to the weakening of the U.S. dollar primarily in relation to the Canadian dollar.

●	Interest expense, net, increased $0.8 million to $8.0 million in 2018 from $7.2 million in 2017 due to additional borrowings and the commitment fees related to our new senior secured credit agreement, and our first lien term loan facility, partially offset by higher capitalized interest for the National Geographic Endurance and the National Geographic Venture.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,					For the nine months ended September 30,
(In thousands)	2018	2017	Change	%		2018	2017	Change	%
Tour revenues:
Lindblad	$64,507	$67,451	$(2,944)	(4%	)	$194,516	$167,891	$26,625	16%
Natural Habitat	22,735	17,133	5,602	33%		44,609	35,392	9,217	26%
Total tour revenues	$87,242	$84,584	$2,658	3%		$239,125	$203,283	$35,842	18%
Operating income:
Lindblad	$8,209	$12,070	$(3,861)	(32%)		$26,755	$12,386	$14,369	116%
Natural Habitat	2,072	1,479	593	40%		2,105	873	1,232	141%
Total operating income	$10,281	$13,549	$(3,268)	(24%)		$28,860	$13,259	$15,601	118%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and nine months ended September 30, 2018 and 2017 at the Lindblad segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Available Guest Nights	55,741	56,398	160,575	142,291
Guest Nights Sold	50,993	51,122	145,714	124,951
Occupancy	91.5%	90.6%	90.7%	87.8%
Maximum Guests	7,137	7,518	20,388	17,727
Number of Guests	6,582	6,846	18,553	15,758
Voyages	93	97	269	244

The following table shows the calculations of Gross Yield and Net Yield for the three and nine months ended September 30, 2018 and 2017. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights at the Lindblad segment:

Calculation of Gross Yield and Net Yield

Lindblad Segment

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2018	2017	2018	2017
Guest ticket revenues	$58,187	$61,715	$174,699	$147,504
Other tour revenues	6,320	5,736	19,817	20,387
Tour Revenues	64,507	67,451	194,516	167,891
Less: Orion Insurance Proceeds (a)	-	(248)	-	(2,148)
Adjusted Tour Revenues	64,507	67,203	194,516	165,743
Less: Commissions	(5,055)	(4,559)	(14,977)	(12,321)
Less: Other tour expenses	(4,673)	(3,532)	(12,952)	(10,622)
Net Revenue	$54,779	$59,112	$166,587	$142,800
Available Guest Nights	55,741	56,398	160,575	142,291
Gross Yield	$1,157	$1,192	$1,211	$1,165
Net Yield	983	1,048	1,037	1,004

(a)	Insurance proceeds received from the Orion voyage cancellations from Q1 2017.

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and nine months ended September 30, 2018 and 2017 at the Lindblad segment:

(In thousands, except for Available Guest Nights, Gross and Net	For the three months ended September 30,		For the nine months ended September 30,
Cruise Cost per Avail. Guest Night)	2018	2017	2018	2017
Cost of tours	$29,647	$27,374	$85,837	$76,915
Plus: Selling and marketing	10,754	10,358	31,699	28,629
Plus: General and administrative	11,252	13,656	36,271	38,972
Gross Cruise Cost	51,653	51,388	153,807	144,516
Less: Commission expense	(5,055)	(4,559)	(14,977)	(12,321)
Less: Other tour expenses	(4,673)	(3,532)	(12,952)	(10,622)
Net Cruise Cost	41,925	43,297	125,878	121,573
Less: Fuel expense	(2,168)	(1,894)	(6,876)	(4,858)
Net Cruise Cost Excluding Fuel	39,757	41,403	119,002	116,715
Non-GAAP Adjustments:
Stock-based compensation	(1,271)	(3,057)	(3,256)	(9,464)
National Geographic fee amortization	(727)	(727)	(2,181)	(2,180)
Reorganization costs	(31)	(29)	(324)	(346)
Debt refinancing costs	-	-	(997)	-
Executive severance costs	215	(1,400)	(71)	(1,400)
Adjusted Net Cruise Cost Excluding Fuel	$37,943	$36,190	$112,173	$103,325
Adjusted Net Cruise Cost	$40,111	$38,084	$119,049	$108,183
Available Guest Nights	55,741	56,398	160,575	142,291
Gross Cruise Cost per Available Guest Night	$927	$911	$958	$1,016
Net Cruise Cost per Available Guest Night	752	768	784	854
Net Cruise Cost Excl. Fuel per Available Guest Night	713	734	741	820
Adj. Net Cruise Cost Excl. Fuel per Avail. Guest Night	681	642	699	726
Adjusted Net Cruise Cost per Available Guest Night	720	675	741	760

Comparison of Three and Nine months Ended September 30, 2018 to Three and Nine months Ended September 30, 2017 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2018 decreased $2.9 million, or 4%, to $64.5 million compared to $67.5 million for the three months ended September 30, 2017. The decrease was driven by lower guest ticket revenue primarily from a decrease in Available Guest Nights due to the timing of planned vessel drydocks in 2018 compared to 2017. Net Yields decreased for the three months ended September 30, 2018 to $983 compared to $1,048 for the three months ended September 30, 2017. Occupancy rates increased for the three months ended September 30, 2018 to 92% compared to 91% for the three months ended September 30, 2017, reflecting higher demand across the fleet. 2017 results also included the impact of the cancellation of four highly booked voyages on the National Geographic Quest due to the delayed delivery of the vessel.

Tour revenues for the nine months ended September 30, 2018 increased $26.6 million, or 16%, to $194.5 million compared to $167.9 million for the nine months ended September 30, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017. In addition, Net Yield for the nine months ended September 30, 2018 increased to $1,037 compared to $1,004 for the nine months ended September 30, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates increased for the nine months ended September 30, 2018 to 91% compared to 88% for the nine months ended September 30, 2017, reflecting higher demand across the fleet. 2017 results also included the impact of voyage cancellations on the National Geographic Orion and the National Geographic Sea Lion, as well as the impact of the delayed delivery of the National Geographic Quest.

Operating Income

Operating income decreased $3.9 million to $8.2 million for the three months ended September 30, 2018 compared to $12.1 million for the three months ended September 30, 2017. The decrease was driven primarily by lower tour revenues and higher dry dock expenses due to timing of planned vessel drydocks, as well as higher fuel costs and personnel costs. This was partially offset by a decrease in stock compensation expense related to option grants that were fully expensed as of December 31, 2017. 2017 results also included the impact of the cancellation of four highly booked voyages on the National Geographic Quest due to the delayed delivery of the vessel.

Operating income increased $14.4 million to $26.8 million for the nine months ended September 30, 2018 compared to $12.4 million for the nine months ended September 30, 2017. The increase was driven by increased tour revenue and a decrease in stock compensation expense due to higher costs in the prior year related to the 2016 CEO Allocation Grant and option grants that were fully expensed as of December 31, 2017. This was partially offset by higher operating costs due to the addition of the National Geographic Quest to our fleet in the third quarter of 2017, increased Available Guest Nights across the fleet, as well as the impact of cancelled voyages in the first quarter of 2017 and higher fuel costs and commissions. 2017 results were impacted by voyage cancellations of the National Geographic Orion and the National Geographic Sea Lion, as well as the impact of the delayed delivery of the National Geographic Quest.

Results of Operations – Natural Habitat Segment

Comparison of Three and Nine months Ended September 30, 2018 to Three and Nine months Ended September 30, 2017

Tour Revenues

Tour revenues for the three months ended September 30, 2018 increased $5.6 million, or 33%, to $22.7 million compared to $17.1 million for the three months ended September 30, 2017 due to additional departures, as well as price increases.

Tour revenues for the nine months ended September 30, 2018 increased $9.2 million, or 26%, to $44.6 million compared to $35.4 million for the nine months ended September 30, 2017 due to additional departures, as well as price increases.

Operating income

Operating income for the three months ended September 30, 2018 increased $0.6 million to $2.1 million compared to $1.5 million for the three months ended September 30, 2017, due to growth in tour revenue, partially offset by higher operating costs related to additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Operating income for the nine months ended September 30, 2018 increased $1.2 million to $2.1 million compared to $0.9 million for the nine months ended September 30, 2017, due to growth in tour revenue, partially offset by higher operating costs related to the additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Results of Operations – Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

Consolidated

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$5,346	$9,443	$16,105	$7,491
Interest expense, net	2,409	2,802	8,013	7,192
Income tax expense (benefit)	2,690	1,586	3,194	(473)
Depreciation and amortization	5,024	4,354	15,062	12,012
(Gain) loss on foreign currency	(163)	(224)	1,430	(1,047)
Other (income) expense, net	(1)	(59)	118	97
Stock-based compensation	1,271	3,057	3,256	9,464
National Geographic fee amortization	727	727	2,181	2,180
Reorganization costs	31	29	324	346
Debt refinancing costs	-	-	997	-
Executive severance costs	(215)	1,400	71	1,400
Adjusted EBITDA	$17,119	$23,115	$50,751	$38,662

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.

Reconciliation of Operating Income to Adjusted EBITDA
Lindblad Segment

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Operating income	$8,209	$12,070	$26,755	$12,387
Depreciation and amortization	4,645	3,994	13,954	10,989
Stock-based compensation	1,271	3,057	3,256	9,464
National Geographic fee amortization	727	727	2,181	2,180
Reorganization costs	31	29	324	346
Debt refinancing costs	-	-	997	-
Executive severance costs	(215)	1,400	71	1,400
Adjusted EBITDA	$14,668	$21,277	$47,538	$36,766

Reconciliation of Operating Income to Adjusted EBITDA
Natural Habitat Segment

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Operating income	$2,072	$1,478	$2,105	$873
Depreciation and amortization	379	360	1,108	1,023
Adjusted EBITDA	$2,451	$1,838	$3,213	$1,896

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine months Ended September 30, 2018 and 2017

Net cash provided by operating activities was $39.3 million in 2018 compared to $29.4 million in 2017. The $9.8 million increase was primarily due to the improved operating results.

Net cash used in investing activities was $47.0 million in 2018 compared to $43.8 million in 2017. The $3.3 million decrease was primarily due to an increase in purchases of property and equipment related to the construction of the National Geographic Endurance and the National Geographic Venture, as well as higher deposits from our Federal Maritime Commission escrow for travel on the Company’s U.S. flagged vessels.

Net cash provided by financing activities was $17.0 million in 2018 compared to net cash used in financing activities of $9.0 million in 2017. The $26.0 million increase was primarily due to the $200.0 million in proceeds from refinancing the credit facility, partially offset by the $171.1 million repayment of the previous senior debt and payment of $6.5 million in deferred financing costs.

Funding Needs and Sources

We have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund obligations. Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This historical deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of September 30, 2018 and December 31, 2017, we had a working capital deficit of $1.1 million and $12.7 million, respectively. As of September 30, 2018 and December 31, 2017, we had $105.7 million and $96.4 million, respectively, in cash and cash equivalents, excluding restricted cash.

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the nine months ended September 30, 2018 the Company repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. The Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of September 30, 2018.

In December 2015, we executed definitive agreements for the construction of two new coastal vessels. The first vessel, the National Geographic Quest, was delivered in the third quarter of 2017. The second vessel, the National Geographic Venture, has a contract price of $57.7 million and is scheduled for delivery in the fourth quarter of 2018. As of September 30, 2018, the Company had paid the builder $53.0 million related to vessel.

In November 2017, the Company executed a contract to build a polar ice class vessel, the National Geographic Endurance, targeted to be competed in January 2020, with potential accelerated delivery to November 2019, with a total purchase price of 1,066.0 million Norwegian Kroner. Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The remaining purchase price of the ship will be funded through a combination of cash available on our balance sheet, our Export Credit Agreement, our revolving credit facility and excess cash flows generated by our existing operations.

As of September 30, 2018, we had approximately $202.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our new revolving credit facility, our Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Facilities

Revolving Credit Facility

On March 27, 2018, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a refinancing and amendment of the terms of the Company’s existing secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

The Amended Credit Agreement provided for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represented an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company.

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

During the second quarter of 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of September 30, 2018, we were in compliance with the covenants.

The following table shows the contractual obligation of the Amended Credit agreement for the next five years and thereafter as of September 30, 2018:

	Payments due by period
(In thousands)	Total	Current	1-2 years	3-5 years	Thereafter
Long-term debt obligations	$199,500	$2,000	$4,000	$6,000	$187,500
Interest on long-term debt	75,698	11,989	23,649	34,551	5,509
	$275,198	$13,989	$27,649	$40,551	$193,009

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

As of September 30, 2018, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2018 was $100.0 million. Based on our September 30, 2018 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2018.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. No shares or warrants were repurchased under the Repurchase Plan during the three months ended September 30, 2018.

The following table represents information with respect to shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased(a)	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2018	-	$-	$-	$12,124,786
August 1 through August 31, 2018	-	-	-	12,124,786
September 1 through September 30, 2018	3,500	15.35	-	12,124,786
Total	3,500		-

(a)	Amounts in the table above relate solely to shares withheld from vesting’s of stock-based compensation awards for employee income tax withholding.

Item 3.	DEfaults upon senior securities

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
10.1	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus.	By Reference	8-K	September 6, 2018
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy extension schema document	Herewith
101.CAL	XBRL Taxonomy extension calculation link base document	Herewith
101.LAB	XBRL Taxonomy extension label link base document	Herewith
101.PRE	XBRL Taxonomy extension presentation link base document	Herewith
101.DEF	XBRL Taxonomy Extension Definition Link base	Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2018.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President

