Form 10-K
period 2018-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2019-02-28
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $290.7 million based on the closing sales price of $13.25 on the NASDAQ Capital Market.

As of February 22, 2019, there were 45,742,161 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2018

i

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic Society;

●	compliance with new and existing laws and regulations, including environmental regulations;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad provides expedition cruising and adventure travel experiences using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic), including places that are best accessed by a ship (such as the Galápagos, the Alaskan coast and Baja California’s Sea of Cortez), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. In addition to our sea-based expeditions, we offer land-based, eco-conscious expeditions across the globe from Antarctica to Zimbabwe primarily through our Natural Habitat, Inc. (“Natural Habitat”) subsidiary.

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena. We continue to expand our travel offerings. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, Alaska, the Canadian Maritimes, Europe, as well as the South Pacific. In the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

We currently operate a fleet of eight owned expedition ships and five seasonal charter vessels, having recently launched a new owned expedition ship, the National Geographic Venture, in December 2018. In addition, we are building a new polar ice class vessel, the National Geographic Endurance, for delivery in January 2020 and in February 2019, we entered into an agreement with Ulstein Verft to construct a second polar ice class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date and is due in installments, with the first 20% to be paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021.

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

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting in which most large cruise lines that are focused on the broader market engage. Our product offering, value proposition and differentiated pricing approach have enabled us to achieve high net yields and occupancy rates.

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

Our business benefits from significant visibility into future revenues, as our guests generally plan and book their voyages far in advance of their departure dates. As of February 26, 2019, 87% of the Lindblad segment’s expected guest ticket revenues for 2019 have been booked.

Natural Habitat specializes in nature adventures, providing life-transforming forays into the natural world that benefit wild habitats and the animals and people who live there. Our travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. We provide unique itineraries that include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best. Because of our commitment to environmentally friendly travel and the exceptional quality of our worldwide adventures, we have partnered with World Wildlife Fund (“WWF”) as their exclusive conservation travel partner. Through our relationship with WWF, their top scientists and staff collaborate with us in planning journeys to the world’s most captivating nature destinations.

Lindblad Expeditions Ships and Voyages

Itineraries

Currently we operate a fleet of eight owned expedition vessels and five seasonal chartered ships to provide our signature marine-based adventures to over 40 destinations on six continents, offering itineraries that last from four to 21 days. We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos throughout the year. We operate two polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We also operate four ships in Alaska during the summer months that travel south along the North American coastline to the Sea of Cortez, Belize, Guatemala, Costa Rica and Panama for the winter. In addition, we charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cambodia and Vietnam, and Egypt.

We place a strong focus on innovation, which we seek to achieve by introducing new expedition options and continuously making improvements to our fleet and voyage experiences as new technology or operating procedures are developed. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 18 to 24 months in advance. Our occupancy rates were 91%, 87% and 90% for the years ended December 31, 2018, 2017 and 2016, respectively, indicating strong consumer interest in our offerings. Adding new capacity will allow us to expand our inventory of existing itineraries, extend into new markets and explore new destinations. The following table presents summary information concerning the ships we currently operate and their geographic areas of operation based on 2019 itineraries:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag

National Geographic Endeavour II	2005, renovated in 2016	95	50	Galápagos	Ecuador
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Europe and the British Isles	Bahamas
National Geographic Islander	1995	47	24	Galápagos	Ecuador
National Geographic Orion	2003	102	53	Arctic, Antarctica and South America	Bahamas
National Geographic Quest	2017	96	50	Alaska, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Costa Rica, Panama and the Pacific Northwest	U.S.A.
National Geographic Venture	2018	96	50	Alaska and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	44	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

* Chartered Vessel

 The following table presents summary information concerning our new passenger cruise vessel under construction.

Vessel Name	Expected Launch Date	Guest Capacity	Cabins	Primary Areas of Operation	Flag

National Geographic Endurance	Q2 2020	126	69	Arctic, Antarctic, Greenland and Norway	Bahamas
Polar Ice Class Vessel	Q4 2021	126	69	Arctic, Antarctic, Greenland and Norway	-

Owned Vessels

National Geographic Endeavour II joined the fleet in the second quarter of 2016 and, following a significant renovation, deployed during the fourth quarter of 2016 sailing year-round in the Galápagos. The National Geographic Endeavour II accommodates 95 guests in 50 cabins and offers public areas designed for maximum viewing of nature and wildlife. The forward lounge features a presentation space that offers all aboard the chance to participate in evening exploration recaps or special guest events. The ship is also outfitted with the tools of exploration, including Zodiacs, kayaks, paddleboards and underwater cameras, to connect guests with the islands and undersea wildlife.

National Geographic Explorer joined the fleet in 2008 and primarily operates in the Arctic and Antarctica. The National Geographic Explorer accommodates 148 guests in 81 cabins, including 13 cabins with private balconies and six suites. The National Geographic Explorer is equipped with an ice-strengthened hull, advanced navigation equipment and is equipped to visit some of the most remote and extreme areas on the planet. The vessel is spacious and modern, with a variety of public areas that offer views of the passing landscape and for observing wildlife, including a window-lined library and observation lounge located at the top of the ship, several observation decks and a forward-facing chart room.

National Geographic Islander joined the fleet in 2005 and sails year-round in the Galápagos. The National Geographic Islander accommodates 47 guests in 24 outside cabins, including two suites The National Geographic Islander is a twin-hulled, yacht-scale ship designed for active exploration which it is ideally suited for as its trim design and maneuvering abilities enable it to visit areas larger vessels cannot, allowing guests to experience the islands from a more up-close perspective. On board there are open decks that are complete with hammocks as well as a large dining room and large lounges that form part of the social hub of the ship.

National Geographic Orion joined the fleet in 2013 and primarily operates in the Arctic, Antarctic, and for 2019 will also explore the Bering Sea, Alaska and Russia. The National Geographic Orion accommodates 102 guests in 53 cabins and a variety of public spaces that offer panoramic views of the passing landscape. The National Geographic Orion is a blue water, ice class vessel, equipped with advanced technology, including large retractable stabilizers, sonar, radar and an ice-strengthened hull. A shallow draft as well as bow and stern thrusters allow for maneuvering close to shore. The public rooms include a window-lined main lounge, as well as an observation lounge and library at the top of the ship, with numerous observation decks.

National Geographic Quest joined the fleet during the third quarter of 2017 and is the sister-ship of the National Geographic Venture. The vessel accommodates 96 guests in 50 cabins, including 22 cabins with step-out balconies. The ship features the latest satellite communication and navigation technology, designed with superior viewing experiences from the decks and common areas, and is equipped with Zodiacs, kayaks, paddleboards and other expeditionary equipment. The National Geographic Quest has a shallow draft and small size and can reach places inaccessible to larger ships.

National Geographic Sea Bird joined the fleet in 1991 and is the twin ship of the National Geographic Sea Lion. The National Geographic Sea Bird accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences. The vessel offers expedition cruises in Alaska, the Pacific Northwest, Baja California and the Sea of Cortez. The National Geographic Sea Bird has a shallow draft and small size and can reach places inaccessible to larger ships.

National Geographic Sea Lion joined the fleet in 1990 and is the twin ship of National Geographic Sea Bird. The National Geographic Sea Lion accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences. The vessel operates in Alaska, the Pacific Northwest, Baja California, Costa Rica and Panama. The National Geographic Sea Lion has a shallow draft and a small size so that it can reach places inaccessible to larger ships.

National Geographic Venture is our newest vessel, joining the fleet during the fourth quarter of 2018, and is the sister-ship of the National Geographic Quest. The vessel accommodates 96 guests in 50 cabins, including 22 cabins with step-out balconies. The ship will operate in Alaska, Baja California and the Sea of Cortez. The ship features the latest satellite communication and navigation technology, designed with superior viewing experiences from the decks and common areas, and is equipped with Zodiacs, kayaks, paddleboards and other expeditionary equipment. The National Geographic Venture has a shallow draft and small size and can reach places inaccessible to larger ships.

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

Oberoi Philae explores the Nile River in Egypt and accommodates 42 guests in 22 cabins, including four suites with modern amenities, and a relaxed, elegant ambiance. Oberoi Philae has the feel of a luxurious private yacht and has five decks with several public spaces. The public spaces include a fitness room, a fully equipped spa with treatment rooms, lounge and library, and a pool on the top deck.

Sea Cloud offers the experience of sailing aboard a fully-rigged ship in the Caribbean and Mediterranean and accommodates 58 guests in 28 outside cabins, including two original owner’s suites that still feature original marble baths and fireplaces. The Sea Cloud has extensive public spaces on the top deck, a dining room that can accommodate all guests at once for single seating and a lounge.

Ship Repair and Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our expedition ships is taken out of service for a scheduled deeper maintenance period to conduct repairs and improvements. We maintain our fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled maintenance, periodic inspections, drydocking, wetdocking and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard of reliability.

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

Our ships allow us to offer guests authentic, up-close experiences in the planet's wild, remote places, but at the same time, enjoy a high level of comfort, convenience and safety. High-quality dining is an integral part of our expedition experience with influences and flavors that reflect the regions being explored, along with traditional fare. Food prepared aboard is sourced locally whenever practicable from sustainable providers. Seating is open and the atmosphere is relaxed. Our ships offer a range of services and amenities which allow our guests to travel in comfort. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, 24-hour beverage service, internet connection, laundry facilities and a doctor on call.

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

Competitive Strengths

Our management team believes the following characteristics of our business model will enable us to successfully execute our strategy:

Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, our President and Chief Executive Officer, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world.

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

As a pioneer in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we have earned during 2018 are as follows:

●	Cruise Critic Editors' Picks Award: Best for Adventure

●	Conde Nast Traveler 2018 Readers Choice Awards: Top Small Ship Cruise Lines

●	Virtuoso Sustainable Tourism Leadership – Partner

●	2018 Travel Weekly Magazine Gold Magellan Award: Best Cruise Line Itinerary for Celebrating The Year Of The Bird In South Georgia & The Falklands

●	Travel + Leisure World’s Best: Top Small Ship Ocean Cruise Lines

●	Conde Nast Traveler 2018 Gold List: The World's Best Cruises: Antarctica, South Georgia and the Falklands aboard National Geographic Orion

●	AFAR VANGUARD Award – Sven Lindblad

●	Rocking the Boat's Whitehall Award – Sven Lindblad

●	Cruise Critic Cruisers’ Choice Awards: #1 Best Dining (Small Ship Category): National Geographic Explorer

●	2018 Community Distinctions Awards at the Educational Travel Consortium: Covenant Award

●	Recommend Magazine 2018 Readers’ Choice Awards: Silver Award for Best Cruise Line in the Luxury Expedition category

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand with extensive operating history and knowledge in the market is a significant competitive strength.

Compelling Expedition Offerings

Lindblad is known for delivering voyages that offer in-depth exploration opportunities in locations around the world. Expeditions are operated on intimately-scaled ships with capacities ranging between 28 and 148 guests, fostering a friendly atmosphere on board and extensive interaction between guests, crew and the teams of world-class scientists, naturalists, researchers and photographers that participate in the expeditions. The vessels are nimble and can access locations that are unattainable for large cruise ships, allowing for in-depth exploration itineraries and viewpoints. The ships are customized to provide our signature adventure experiences and activities, such as kayaking among Antarctic icebergs to view penguins or traveling on a Zodiac for an up-close encounter with a whale.

We have a longstanding relationship with the National Geographic Society, which was founded on a shared interest in exploration, research, technology and conservation. We collaborate with National Geographic Partners, LLC (“National Geographic”) on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

With the addition of Natural Habitat, our expedition offerings have increased to add over 80 different itineraries of adventure travel, land-based, ecotourism in more than 30 countries spanning six continents. Natural Habitat expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. The smallest expeditions average between eight to nine guests with itineraries running from six to 25 days, with an average of 10 days.

We are continuously focused on maintaining and elevating the guest experience and identifying new opportunities to help people discover the wonders of the world. We believe that our track record of high quality expedition offerings, along with our history of providing in-depth and highly innovative itineraries, represent significant competitive advantages for us.

Strong Financial Profile

Our business model allows us to generate consistent free cash flow with high revenue visibility. Our guests plan and book their expeditions on average nine months in advance, with a deposit due upon booking, providing us insight into future revenue and a source of cash flow. Based on our product offerings, we are able to support premium pricing with minimal discounting and benefit from low capital expenditure requirements, minimal working capital needs and favorable tax attributes.

We also have a strong cash position, providing us with ample financial flexibility to pursue growth opportunities through investment in new vessels, new charters, tactical land-based products or potential acquisitions of ships or other operators, while still maintaining a prudent capital structure.

Significant Growth Opportunities

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring travel experiences such as expedition cruising. This has led to strong growth in the specialty cruise segment and we believe these trends will continue. We have expanded the number of ships in our fleet, with the National Geographic Quest in 2017 and the National Geographic Venture in 2018, including additional chartered vessels, and continue to do so. We have a contracted new polar ice class vessel, the National Geographic Endurance, with expected delivery scheduled for the first quarter of 2020, and another recently contracted new polar ice class vessel with anticipated delivery in September 2021. Additionally, we believe that our platform is well positioned to opportunistically seek accretive purchases of operators that lack scale and capital, further extending our growth prospects.

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with the National Geographic Society, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in exploration, research, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches more than 600 million people a month through a wide range of media, including print, TV and digital. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic sales channel represented approximately 26% of our guest ticket revenues for the year ended December 31, 2018 with royalty expense totaling $6.1 million. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s naturalists and photographers.

Through this alliance, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in an Alliance and License Agreement and a Tour Operator Agreement with terms until December 31, 2025 (that may be terminated early by National Geographic in certain instances). In 2018, this alliance was expanded to include all of the Americas.

Sven-Olof Lindblad, our founder, previously served on the National Geographic Society’s International Council of Advisors, which was composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. Mr. John M. Fahey, Jr., one of our directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

Partnership with World Wildlife Fund

Natural Habitat has partnered with WWF, since 2003, to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name and logo through 2023 in return for a royalty fee.

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

The specialty cruise segment has demonstrated strong growth as consumers increasingly prefer experiences over other forms of discretionary spending. According to Cruise Lines International Association (“CLIA”), specialty cruises grew by 21% annually from 2009 to 2014. In its 2019 Trend and Industry Outlook, 80% of CLIA-member travel agents expected increased bookings in 2019 from the prior year, with anticipated passenger growth of 6% over 2018. Despite this consistent growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families, but affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. We believe that our small ship expedition offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. Based on the U.S. Census Bureau’s 2017 National Projections, the age group of 50 years and older numbered approximately 112 million individuals in 2016, or approximately 35% of the U.S. population, and is expected to grow to approximately 126 million in 2025, an increase of approximately 12%.

High Barriers to Entry

The cruise industry in general, and the adventure travel and specialty cruise industries specifically, are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of several well-established and recognizable brands and the time and personal relationships required to develop strong networks of experts to lead and support expeditions. Additionally, there are large investments required to build new, sophisticated ships, long lead times necessary to construct new ships and limited newbuild shipyard capacity. Operators must also develop strong travel agent network partnerships, as well as acquire local permits of licenses required to operate in a diverse range of geographies.

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

High Visibility and Differentiated Revenue Management Strategy

Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial notice, we begin to market our voyages approximately 12 to 24 months in advance of the departure date, depending on the destination. Guests book their trips, on average, nine months prior to sail date, paying a deposit at booking and the final payment 60 to 120 days within the date of travel, dependent upon the selected voyage. As of February 26, 2019, 87% of the Lindblad segment’s expected guest ticket revenues for 2019 has been booked.

Unlike the large cruise line operators that serve the broader market, our product offering is inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in driving participation through discounting and do not generally pursue such strategies. Instead, we focus on voyage enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is industry convention to base 100% occupancy on two persons per cabin, we may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market. However, we have achieved strong occupancy rates for the Lindblad segment in the last three years (based on two persons per cabin), operating at 91%, 87% and 90% occupancy rate for the years ended December 31, 2018, 2017 and 2016, respectively.

Maximize and Grow Net Yields

We have historically achieved high net yields and continue to see opportunities for growth. Net yield is a frequently referenced metric in the cruise industry and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yields are driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend, including spa services and alcoholic beverages. Our net yields were $1,044, $985 and $976 in 2018, 2017 and 2016, respectively. Furthermore, our historical net yield has been significantly higher than the large scale cruise line operators. We expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

Our brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat guests. In 2018, 37% of guests booked through our U.S. office were past guests. We have closely aligned our marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”). In the past, we have organized high-level meetings in the Arctic, Antarctic, Galápagos and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality marine based adventure vacation experiences.

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

Disciplined Expansion

We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators. In 2016, we acquired an 80.1% ownership in Natural Habitat. We launched two new coastal vessels, the National Geographic Quest in 2017 and the National Geographic Venture in the fourth quarter of 2018. Additionally, we currently have a polar ice class vessel, the National Geographic Endurance, under construction and scheduled for delivery in early 2020, and in February 2019 we entered into an agreement to construct a second polar ice class vessel, a sister ship of the National Geographic Endurance, with anticipated delivery in September 2021. We believe that we have ample capital and financial flexibility to fund investments in vessel acquisition and management considers it to be an important step to meet increasing demand for our offerings.

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

Historically, our focus has been to primarily source guests for our expeditions from the United States. Expedition cruise guests sourced from the U.S. represented approximately 90% of our total global expedition cruise guests’ ticket revenue in 2018 and 2017, and 89% in 2016.

Our largest channel for guest bookings is direct contact, either by guests calling and speaking with our expedition specialists, or requesting a reservation online at our website. The direct channel represented nearly 40%, 41% and 39% of guest ticket revenues for 2018, 2017 and 2016, respectively.

We also generate significant bookings from travel agents and wholesalers, representing approximately 28% for the year ended 2018 and 27% for the years ended 2017 and 2016. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 26%, 25% and 27% of guest ticket revenues for 2018, 2017 and 2016, respectively. As part of this relationship, our owned vessels carry the National Geographic name.

The remainder of our bookings, 6% of guest ticket revenues for 2018 and 2017 and 7% for 2016, respectively, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

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

Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (LEX-NG Fund)

We seek to inspire people to explore and care about the planet. One of our governing principles is to positively impact the areas we explore and in which we work. To this end, we, along with the National Geographic Society, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to support projects that address the health and viability of our world's oceans, coastlines and coastal communities in the regions visited by our fleet, and beyond. Together with our guests, we have raised $10.7 million since the Fund was established in 2008. In addition, 500,000 shares of Lindblad common stock were contributed to the LEX-NG Fund by the founders of Capitol Acquisition Corp. II in connection with the merger with Lindblad Expeditions, Inc., to support the regions that we visit. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. In 2018, the LEX-NG Fund issued 10 unique grants to regional partners in five key regions, while also supporting three major National Geographic Society conservation, education and research initiatives: Pristine Seas, Grosvenor Teacher Fellows and Early Career Grants. All of these activities were supported with an aggregate amount of $1.5 million. The majority of funds were donated by guests traveling aboard our fleet. The LEX-NG Fund is managed jointly by one of our staff members and two National Geographic Society staff members, and the Board is currently comprised of five members, including Sven-Olof Lindblad, our founder, President and Chief Executive Officer, and Dr. Jonathan Baillie, Chief Scientist and Senior Vice President, Science & Exploration at the National Geographic Society.

Environmental Stewardship

Our staff is involved in organizations such as the International Association of Antarctic Tour Operators and the Association of Arctic Expedition Cruise Operators, which seek to lead the tourism industry with management best practices for visiting places such as Antarctica, the Arctic and the Galápagos Islands. Our staff also works with the MarViva Foundation (a non-governmental organization focused on promoting the conservation and sustainable use of coastal and marine ecosystems in the eastern tropical Pacific) to provide a consumer market for sustainably caught fish from the first designated responsible fishing area of Costa Rica. We also work with the Charles Darwin Research Station and Charles Darwin Foundation on conservation initiatives geared toward preserving the Galápagos Islands. In 2018, we announced the elimination of single-use plastics fleet-wide.

Seasonality

Our tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours.

Suppliers

Our largest capital expenditures are for ship acquisition and capital improvements. Our largest operating expenditures are for ship maintenance, payroll, fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices.

Insurance

We maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is at appropriate levels to protect against most of the risk involved in the conduct of our business.

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This coverage includes coverage for physical damage to the ship, which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks, as well as business interruption insurance for our owned ships based on the evaluation of the financial exposure per vessel for profitability. In addition, we maintain workers compensation, directors’ and officers’ liability and other insurance coverage.

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

Safety and Security Regulations

Our ships are required to comply with international safety standards defined in SOLAS, which, among other things, establishes requirements for ship design, structural features, materials, construction, life-saving equipment and safe management, and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and the most recent modifications were phased in through 2010. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators. All of our operations and ships are regularly audited by various national authorities and maintain the required certificates of compliance with the ISM Code.

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

The Coastwise Laws

As U.S. flag vessels, the National Geographic Sea Bird, the National Geographic Sea Lion, the National Geographic Quest and the National Geographic Venture, are subject to the U.S. laws relating to the transport of passengers or cargo between U.S. ports in the U.S. coastwise trade.

These laws relating to vessels are principally contained in 46 U.S.C. §55103 and the federal regulations promulgated thereunder and are commonly referred to collectively as the “Coastwise Laws.” Subject to limited exceptions, vessels transporting passengers between ports of places in the United States, whether directly or by the way of foreign port, must be "coastwise qualified". To be qualified, a vessel must be owned and operated by “citizens of the United States” within the meaning of the governing laws and regulations. In the case of a corporation to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation, and each person authorized to act in the absence or disability of such persons, must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be beneficially owned by U.S. citizens.

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

Consumer Financial Responsibility Regulations

U.S. law requires the operators of passenger vessels embarking passengers at U.S. ports to be certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our operation of the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest, National Geographic Venture and the U.S. embarking expeditions of the National Geographic Orion through an escrow account for passenger deposits and through our liability insurers.

Certain jurisdictions require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.

Regulations Regarding Protection of Disabled Persons

Our U.S. flag vessels, the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest and the National Geographic Venture are subject to the Americans with Disabilities Act (ADA), which creates affirmative requirements intended to facilitate access by disabled persons. The ADA requires that our U.S. flagged vessels make “reasonable accommodation” in their policies, practices and procedures to facilitate the carriage of passengers with disabilities.

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

Employees

As of December 31, 2018, we had approximately 600 employees, including 327 shipboard employees, 266 full-time employees and seven part-time employees in our shoreside operations.

Corporate Information and History

We were originally incorporated in Delaware on August 9, 2010 with the name Capitol Acquisition Corp. II as a blank check company to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 8, 2015, we completed a series of mergers whereby Lindblad Expeditions, Inc., a New York corporation originally incorporated in July 1979, became our wholly-owned subsidiary. Immediately following the mergers, we changed our name to Lindblad Expeditions Holdings, Inc.

Our corporate headquarters are located at 96 Morton Street, 9th Floor, New York, New York 10014. Our telephone number is (212) 261-9000. Our website is www.expeditions.com. All of our filings with the Securities and Exchange Commission, can be accessed free of charge through our website promptly after filing; however, in the event the website is inaccessible, we will provide paper copies of our most recent Annual Report on Form 10-K, the most recent Quarterly Report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments excluding exhibits, free of charge, upon request. These filings are also accessible on the Securities and Exchange Commission's website at www.sec.gov. We do not intend for information contained on our website to be a part of this Annual Report on Form 10-K and such information is not incorporated by reference herein.

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

Incidents or adverse publicity concerning the cruise industry, the expedition travel industry or the travel industry in general, terrorist attacks, war, travel restrictions or other disruptions could affect our reputation as well as have a negative impact on our sales and results of operations.

The operation and/or use of cruise ships, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents including oil spills, and other incidents. Such incidents, whether on one of our expeditions or not, may cause guests and potential guests to question their safety, health, security and vacation satisfaction, and could negatively impact our reputation. Incidents involving cruise ships, particularly the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity in general concerning the cruise industry, have previously impacted and could in the future impact demand for our expeditions and pricing in the industry. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, including costs related to increasing government or other regulatory oversight. Incidents involving our own fleet may result in litigation.

Events such as terrorist and pirate attacks, war and other hostilities and the resulting political instability, travel restrictions, such as travel bans to and from certain geographical areas and heightened regulations around customs and border control, the spread of contagious diseases, such as the Zika virus, and other related concerns over the safety, health and security aspects of traveling, or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business. In addition, adverse publicity from incidents at sea or in remote locations, even when not involving any of our ships or travel offerings, may discourage prospective travelers from taking an expedition-style trip.

Our business may be negatively affected by severe or unusual weather conditions, including climate change.

Our fleet and the port facilities we use may also be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice floes. From time to time, we may be forced to alter itineraries or cancel expeditions due to these or other factors, which could negatively impact our sales and profitability. Additionally, substantial changes to historical weather patterns, whether caused by climate change or other factors, including changing temperature levels, changing rainfall patterns and changing storm patterns and intensities, could significantly impact our future business. Substantial changes to historical weather patterns could result in significant negative changes to the delicate regions that our expeditions venture, such as rising temperatures in the Arctic region that could accelerate the melting of the polar ice cap or changes to the historical weather patterns in delicate areas such as the Galapagos that impacts its ecosystem.

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

We are currently in the process of building a new polar ice class vessel and expect to contract to build new vessels in the future. Building new vessels is subject to risks of delay or cost overruns caused by conditions beyond our control, including one or more of the following:

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

Significant delays, cost overruns and failure to timely deliver new vessels we have committed to service our guests could adversely affect us in several ways, including delaying the implementation of our business strategies, materially increasing our cost of servicing our commitments to our guests or resulting in the cancellation of scheduled expeditions, which have occurred in the past. In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots could impact our ability to construct new ships when and as planned and/or result in stronger bargaining power on the part of the shipyards.

We must make substantial capital expenditures to maintain and/or expand our fleet and we may not be able to obtain sufficient financing or capital on favorable terms or at all.

We must make substantial capital expenditures to maintain our fleet in good working order. Maintenance capital expenditures include those associated with dry docking a vessel, modifying an existing vessel or acquiring a new vessel. These expenditures could increase as a result of changes in the cost of labor and materials; customer requirements; increases in our fleet size or the cost of replacement vessels; governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels dry docked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

We also continue to make substantial capital expenditures to increase the size of our fleet by constructing new vessels and may acquire existing vessels from other parties in the future. Shipyards generally require us to make installment payments on any new ship build prior to delivery, which requires us to obtain financing or expend a significant amount of our own money to build a new vessel without any corresponding revenue for an extended period of time. In addition, we may not receive the expected demand for our newly constructed or acquired vessels, which could have an adverse impact on our operations.

Although we believe we can access sufficient liquidity to fund our maintenance, investments (including new ship construction) and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed (including for new ship builds), our ability to timely refinance and/or replace our outstanding debt and credit facilities on acceptable terms or at all will depend upon numerous factors, many of which are beyond our control. Our inability to access sufficient liquidity on favorable terms when needed would have a negative impact on our ability to expand our fleet, our results of operations and our financial condition.

Failure to maintain our partnership with National Geographic could adversely affect our results of operations.

We have an on-going partnership with National Geographic and any termination or alterations to this relationship will likely have an adverse effect on our business. Pursuant to such agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes and we and our guests have access to National Geographic photographers, naturalists and other experts. National Geographic has the right in certain instances to unilaterally terminate the Alliance and License Agreement with us, including:

●	in the event of a change of control in which Sven-Olof Lindblad or his designated successor ceases to hold a senior management role with the company,

●	our failure to achieve specified year-over-year percentage revenue growth requirements, or

●	a failure to meet the conditions necessary to extend the relationship through 2025.

If the any of our agreements with National Geographic are terminated or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations will likely be materially adversely affected due to loss of name recognition associated with the National Geographic brand as well as a loss of sales generated through National Geographic channels.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our expedition sales and/or pricing.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. Many new expedition class ships have been ordered or are already under construction for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and expedition cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours.

We face significant competition from other vacation operators and cruise companies on the basis of pricing, destination, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination and is fragmented and primarily comprised of private operators. Currently, we do not directly compete with large cruise operators such as Carnival and others that operate large cruise vessels. However, in the event such large cruise operators expand into offering small, intimately sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

In the event that we do not differentiate our offerings or otherwise do not compete effectively with other vacation operators and cruise companies, our results of operations and financial position could be adversely affected.

Conducting business globally may result in increased costs and other risks.

We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, potential changes in local laws, rules and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws and regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance with applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to these laws and regulations.

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

We cannot predict whether new expeditions and new itineraries that we may offer in connection with the redeployment of any of our vessels will attract a number of guests comparable to previous expeditions. If redeployments and new expeditions do not attract as many guests as past expeditions or if there is a delay in finalizing or marketing the new itineraries, our business and operating results may be adversely affected.

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

We have a relationship with World Wildlife Fund (“WWF”) and the termination or alterations in this relationship may have an adverse effect on our Natural Habitat business.

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

Our Third Amended and Restated Credit Agreement ("Amended Credit Agreement"), which is secured by substantially all of our assets, and our senior secured credit agreement (the"Export Credit Agreement") contain certain financial covenants and is secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Environmental, labor, health and safety, financial responsibility and other maritime regulations could affect operations and increase operating costs.

Due to concern over the risk of climate change or otherwise, the United States and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements, further restricting emissions, or other initiatives to limit greenhouse gas emissions compliance with changes in such laws, regulations and obligations could increase costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities could also be adversely affected by compliance with such changes.

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

Our capital expenditure and other operating costs, including food, hotel, payroll, maintenance and repair, airfare, taxes, insurance and security costs, are subject to increases due to market forces and economic or political conditions or other factors beyond our control. Increases in capital expenditures and operating costs could adversely affect our profitability.

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

We earn revenues, pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar, including, among others, the Euro, the Canadian Dollar, the Australian Dollar, the Norwegian Kroner, the Swedish Krona, the British Pound and the South African Rand. In 2018, 2017 and 2016, we derived approximately 10%, 10% and 11%, respectively, of our guest ticket revenues from guests outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must convert revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, net income and the value of balance sheet items denominated in foreign currencies. We use limited financial instruments, such as foreign currency forward contracts and swaps, to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship maintenance contracts and a ship construction contract that are denominated in currencies other than the U.S. dollar. We may in the future enter into forward contracts and collar options to manage a portion of the currency risk associated with these contracts, and we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

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

Our information technology systems are subject to cyber and other risks, some of which are beyond our control, which could have a material adverse effect on our business, results of operations and financial position.

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing services to our customers. Our information systems, including our accounting, communications and data processing systems, as well as our maritime and/or shoreside operations, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer personally identifiable information and transaction data, employee records and key financial and operational plans, results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

For instance, the number of visitors admitted to the Galápagos National Park at any given time is limited by the number of “cupos” permits issued by the Galápagos National Parks Service. In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos in effect as of July 2015 will have a validity of nine years. Our rights to operate in the Galapagos will therefore expire in July 2024 based on the new law and decree.

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

In addition, as a result of any ship-related or other incidents, claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties, including us and/or our subsidiaries. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

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

Compliance with existing or changing laws and regulations could adversely affect our business.

Extensive and changing laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization conventions and regulations and the International Convention for the Safety of Life at Sea, which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the nationality of a vessel’s crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations or the addition of new equipment for our vessels.

An inability to obtain adequate insurance coverage could adversely affect our business, financial condition and results of operations.

While we maintain comprehensive insurance and believe that our current coverage is at appropriate levels, we are not protected against all risks and there can be no assurance that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. Our protection and indemnity (“P&I”) liability insurance is placed on a mutual basis and we are subject to additional premium calls in amounts based on claim records of all members of the P&I Club (i.e. mutual association) in which our ships are entered. We are also subject to additional premium assessments including, but not limited to, investment or underwriting shortfalls experienced by the P&I Club. If we were to sustain significant losses in the future, our ability to obtain insurance coverage at all or at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

If we do not restrict the amount of ownership of our common stock by non-U.S. citizens, we could be prohibited from operating vessels in U.S. coastwise trade, which would adversely impact our business and operating results.

To the extent any of our United States flagged vessels are engaged in transporting passengers on the U.S. coastwise trade, we will be subject to the Coastwise Laws, which govern, among other things, the ownership and operation of vessels used to carry cargo or passengers between U.S. ports. Subject to limited exceptions, the Coastwise Laws and the regulations promulgated thereunder require that such vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and beneficially owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens within the meaning of the statutes. A failure to maintain compliance with the Coastwise Laws would adversely affect our financial position and our results of operations as we would be prohibited from operating vessels in the U.S. coastwise trade during any period in which we do not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities our compliance with the Coastwise Laws. In addition, a failure to maintain compliance could subject us to fines and our vessels could be subject to seizure and forfeiture for violations of the Coastwise Laws and the related U.S. vessel documentation laws.

Restrictions on non-U.S. citizen ownership of certain U.S. flagged vessels could limit our ability to sell off a portion of our business or result in the forfeiture of certain of our vessels.

Compliance with the Coastwise Laws requires that non-U.S. citizens beneficially own no more than 24.99% in the entities that directly or indirectly own the vessels that operate in the U.S. coastwise trade. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, because some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the business may not attain the amount that could be obtained in an unregulated market.

Risks Related to Our Securities

Our amended and restated certificate of incorporation limits the beneficial ownership of our common stock by individuals and entities that are not U.S. citizens within the meaning of the Coastwise Laws. These restrictions may affect the liquidity of our common stock and may result in non-U.S. citizens being required to disgorge profits, sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Coastwise Laws, and so long as we operate U.S. flagged vessels in coastwise trade, at least 75% of the outstanding shares of each class or series of our capital stock must be beneficially owned and controlled by U.S. citizens within the meaning of the Coastwise Laws. Certain provisions of our amended and restated certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on certain holders or proposed transferees of shares of our common stock.

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

In order to assist our compliance with the Coastwise Laws, our amended and restated certificate of incorporation permits us to require that any record or beneficial owner of any shares of our capital stock provide us with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of our capital stock must provide us with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to us, our amended and restated certificate of incorporation provides us with certain remedies, including the suspension of the voting rights of the person’s shares owned by persons unable or unwilling to submit such documentation and the payment of dividends and distributions with respect to those shares into a segregated account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of our common stock may lose significant rights associated with those shares.

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

Our amended and restated certificate of incorporation contains provisions voiding transfers of shares of any class or series of our capital stock that would result in non-U.S. citizens within the meaning of the Coastwise Laws, in the aggregate, owning in excess of 22% of the shares of such class or series. In the event that this transfer restriction would be ineffective, our amended and restated certificate of incorporation provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of our capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, our amended and restated certificate of incorporation permits us to redeem such excess shares. The per-share redemption price may be paid, as determined by our Board of Directors, by cash or redemption notes or the shares may be redeemed for warrants. However, we may not be able to redeem such excess shares for cash because our operations may not have generated sufficient excess cash flow to fund such redemption. Further, the methodology for transfer to and sale by a charitable trust could be deemed invalid or unenforceable in one or more jurisdictions. If, for any reason, we are unable to effect a redemption or charitable sale when beneficial ownership of shares by non-U.S. citizens is in excess of 24.99% of the common stock, or otherwise prevent non-U.S. citizens in the aggregate from beneficially owning shares in excess of 24.99% of any class or series of capital stock, or fail to exercise our redemption or forced sale rights because we are unaware that ownership exceeds such percentage, we will likely be unable to comply with the Coastwise Laws and will likely be required by the applicable governmental authorities to suspend our operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on our financial position, results of operations and cash flows and any failure to suspend operations in violation of the Coastwise Laws could cause us to be subject to material financial and operational penalties.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

As of December 31, 2018, we had issued and outstanding warrants to purchase 10,088,074 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado and a media studio in Burlington, Vermont. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions, Ships and Voyages.”

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

Holders

As of January 31, 2019, there were 168 holders of record of our common stock and 10 holders of record of our warrants. Since certain of our shares and warrants are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2018.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015, and increased the Repurchase Plan to $35.0 million in November 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. See Notes to the Consolidated Financial Statements Note 12 - Stockholders' Equity for more information. No shares or warrants were repurchased under the Repurchase Plan during the three months ended December 31, 2018.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2013 to December 31, 2018 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2013 and reinvestment of dividends.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
LIND	$100.00	$102.70	$115.97	$98.23	$101.77	$139.92
S&P 500	100.00	111.39	126.53	121.38	144.65	135.63
FTSE 100 Index	100.00	97.29	92.49	105.83	113.91	108.00

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Tour revenues	$309,734	$266,504	$242,346	$209,985	$198,459
Operating income	25,338	10,744	13,981	15,502	30,420
Net income (loss)	11,552	(7,529)	5,059	19,742	22,245
Per Share Data:
Earnings (loss) per share:
Basic	$0.25	$(0.19)	$0.11	$0.44	$0.44
Diluted	$0.24	$(0.19)	$0.10	$0.43	$0.44
Weighted average shares outstanding, basic	45,378,188	44,576,912	45,649,971	44,917,829	50,878,894
Weighted average shares outstanding, diluted	46,340,054	44,576,912	46,456,921	45,575,387	50,878,894

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$473,409	$424,348	$407,701	$381,613	$245,925
Long-term debt	190,089	165,936	165,878	164,443	56,690
Total liabilities	350,863	311,724	288,722	267,692	178,358
Total stockholders' equity	116,044	106,322	113,809	113,921	67,567

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We provide expedition cruising and adventure travel experiences that include itineraries featuring up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is offering life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of eight owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a strategic business alliance with National Geographic founded on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Due to the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, we have historically not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices. Fuel costs represented 3.7%, 3.4% and 4.3% of our Lindblad segment tour revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Management considers new ship investments to be an important step to meet increasing demand for our expedition cruise offerings. The National Geographic Quest launched in the third quarter of 2017 and operated in Alaska and British Columbia during the summer of 2017 before voyaging to Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. The National Geographic Venture launched in the fourth quarter of 2018 and will operate primarily in the Channel Islands, Sea of Cortez and Baja California during the Northern Hemisphere winter seasons and Alaska and British Columbia during the summer.

In November 2017, we executed a contract to build a polar ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020, with a total purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the agreement with the remaining eighty percent due upon delivery and acceptance of the vessel.

In February 2019, we entered into an agreement to construct a second polar ice class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% to be paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021. The new build process exposes us to certain risks typically associated with new ship construction, which we manage through detailed planning and close monitoring by our internal marine team.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2018 , 2017 and 2016;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

●

Other tour revenues from the sale of pre- or post-expedition excursions, hotel accommodations and land-based expeditions; air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance and cancellation fees.

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

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, the National Geographic fee amortization and acquisition-related expenses.

Available Guest Nights is a measurement of capacity and represents double occupancy per cabin (except single occupancy for a single capacity cabin) multiplied by the number of cruise days for the period. We also record the number of guest nights available on our limited land programs in this definition.

Gross Cruise Cost represents the sum of cost of tours plus selling and marketing expenses, and general and administrative expenses.

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

Seasonality

Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue earned in the third and fourth quarters from its summer season departures and polar bear tours.

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income and net income for the years ended December 31, 2018, 2017 and 2016 as shown in the following table:

	For the years ended December 31,
(In thousands, except per share data)	2018	2017	Change	%	2016	Change	%
Tour revenues	$309,734	$266,504	$43,230	16%	$242,346	$24,158	10%
Cost of tours	153,743	135,526	18,217	13%	118,977	16,549	14%
Gross profit	155,991	130,978	25,013	19%	123,369	7,609	6%
General and administrative	62,898	60,529	2,369	4%	51,896	8,633	17%
Selling and marketing	46,987	42,354	4,633	11%	39,072	3,282	8%
Depreciation and amortization	20,768	17,351	3,417	20%	18,420	(1,069)	(6%)
Operating income	$25,338	$10,744	$14,594	136%	$13,981	$(3,237)	(23%)
Net income (loss)	$11,552	$(7,529)	$19,081	253%	$5,059	$(12,588)	(249%)
Earnings (loss) per share available to common stockholders
Basic	$0.25	$(0.19)	$0.44		$0.11	$(0.30)
Diluted	$0.24	$(0.19)	0.43		$0.10	$(0.29)

Comparison of Years Ended December 31, 2018 and December 31, 2017 - Consolidated

Tour Revenue

Tour revenues for the year ended December 31, 2018 increased $43.2 million, or 16%, to $309.7 million compared to $266.5 million for the year ended December 31, 2017. At the Lindblad segment, tour revenues increased by $29.5 million driven by higher guest ticket revenue. At the Natural Habitat segment, tour revenues increased $13.7 million over the prior year period primarily due to additional departures and an increase in pricing.

Cost of Tours

Total cost of tours for the year ended December 31, 2018 increased $18.2 million, or 13%, to $153.7 million compared to $135.5 million for the year ended December 31, 2017. At the Lindblad segment, cost of tours increased $9.8 million primarily due to costs related to the National Geographic Quest and the National Geographic Venture, the impact of cancelled voyages in the first quarter of 2017 and higher fuel costs. At the Natural Habitat segment, cost of tours increased $8.4 million due to additional departures.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 increased $2.4 million, or 4%, to $62.9 million compared to $60.5 million for the year ended December 31, 2017. At the Lindblad segment, general and administrative expenses were flat to the prior year primarily as a result of lower stock compensation expense, as the 2016 CEO Allocation Grant and option grants were fully expensed in 2017, and the executive severance costs incurred in 2017. These were offset by increased personnel costs, debt refinancing costs, credit card fees and increased professional fees. At the Natural Habitat segment, general and administrative expenses increased $2.4 million primarily due to an increase in personnel.

Selling and Marketing Expenses

Selling and marketing expenses increased $4.6 million, or 11%, to $47.0 million for the year ended December 31, 2018 compared to $42.4 million for the year ended December 31, 2017, primarily due to a $3.9 million increase at the Lindblad segment, primarily as the result of increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $0.7 million primarily driven by an increase in advertising expenditures.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.4 million, or 20%, to $20.8 million for the year ended December 31, 2018 compared to $17.4 million for the year ended December 31, 2017, primarily related to a full year of depreciation on the National Geographic Quest.

Other (Expense) Income

Other expenses were $13.2 million for the year ended December 31, 2018 compared to $8.3 million for the year ended December 31, 2017. The $4.9 million change was primarily due to the following factors:

●

In 2018, we recorded a $2.2 million loss in foreign currency translation compared to a gain of $1.1 million in 2017 due to the weakening of the U.S. dollar primarily in relation to the Canadian dollar.

●

Interest expense, net, increased $1.1 million to $10.8 million in 2018 from $9.7 million in 2017 due to additional borrowings under our first lien term loan facility and the commitment fees for our new senior secured credit agreement, partially offset by higher capitalized interest for the National Geographic Endurance and the National Geographic Venture.

●	2017 included a $0.5 million gain on sale related to the sale of the National Geographic Endeavour.

Comparison of Years Ended December 31, 2017 and December 31, 2016 - Consolidated

Tour Revenues

Tour revenues increased $24.2 million, or 10%, to $266.5 million in 2017 compared to $242.3 million in 2016. At the Lindblad segment, tour revenues increased by $9.0 million driven primarily by the launch of the National Geographic Quest and the National Geographic Endeavour II, as well as additional charter expeditions. At the Natural Habitat segment, which was acquired in the second quarter of 2016, tour revenues increased $15.2 million primarily due to a full twelve months of results included for 2017.

Cost of Tours

Cost of tours increased $16.5 million, or 14%, to $135.5 million in 2017 compared to $119.0 million in 2016. At the Lindblad segment, cost of tours increased $8.3 million primarily related to the launch of the National Geographic Quest, as well as additional charter expeditions and costs related to cancelled voyages, partially offset by lower drydock expense. At the Natural Habitat segment, cost of tours increased $8.0 million primarily due to a full twelve months of results included for 2017.

General and Administrative Expenses

General and administrative expenses increased by $8.6 million, or 17%, to $60.5 million in 2017 compared to $51.9 million in 2016. At the Lindblad segment, general and administrative expenses increased $4.5 million primarily due to a $5.2 million increase in stock-based compensation, which was mainly associated with the CEO Share Allocation Plan, as well as $1.4 million in executive severance costs. The increase was partially offset by lower personnel and consulting costs. At the Natural Habitat segment, general and administrative expenses increased $4.2 million primarily due to a full twelve months of results included for 2017.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.3 million, or 8%, to $42.4 million in 2017 compared to $39.1 million in 2016 primarily due to a $2.1 million increase at the Lindblad segment as result of increased commission and royalty expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $1.2 million primarily due to a full twelve months of results included for 2017.

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

Other (Expense) Income

Other expenses were $8.3 million in 2017 compared to $12.1 million in 2016. The $3.8 million decrease was primarily due to the following factors:

●

In 2017, we recorded a $1.1 million gain in foreign currency translation compared to a loss of $0.7 million in 2016 due to the strength of the U.S. dollar in relation to the Canadian dollar and the Euro.

●	In 2017, we recognized a $0.5 million gain on sale related to the sale of the National Geographic Endeavour. We had previously recognized a loss on disposal of $0.8 million in 2016 related to the National Geographic Endeavour.

●

Interest expense, net, decreased $0.4 million to $9.7 million in 2017 from $10.1 million in 2016 due to higher capitalized interest primarily related to the National Geographic Quest and the National Geographic Venture offset by higher cash interest from higher rates.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2018	2017	Change	%	2016	Change	%
Tour revenues:
Lindblad	$246,334	$216,815	$29,519	14%	$207,836	$8,979	4%
Natural Habitat (a)	63,400	49,689	13,711	28%	34,510	15,179	44%
Total tour revenues	$309,734	$266,504	$43,230	16%	$242,346	$24,158	10%
Operating income (loss):
Lindblad	$19,798	$7,292	$12,506	172%	$11,794	$(4,502)	(38%)
Natural Habitat (a)	5,540	3,452	2,088	60%	2,187	1,265	58%
Total operating income	$25,338	$10,744	$14,594	136%	$13,981	$(3,237)	(23%)
Adjusted EBITDA:
Lindblad	$47,815	$38,655	$9,160	24%	$38,624	$31	0%
Natural Habitat (a)	7,031	4,834	2,197	45%	3,038	1,796	59%
Total Adjusted EBITDA	$54,846	$43,489	$11,357	26%	$41,662	$1,827	4%

__________

(a) The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2018 to December 31, 2017

Tour Revenues

Tour revenues for the year ended December 31, 2018 increased $29.5 million, or 14%, to $246.3 million compared to $216.8 million for the year ended December 31, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the additions to our fleet of the National Geographic Quest in the third quarter of 2017 and the National Geographic Venture in the fourth quarter of 2018. In addition, Net Yield for the year ended December 31, 2018 increased to $1,044 compared to $985 for the year ended December 31, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates also increased for the year ended December 31, 2018 to 91% compared to 87% for the year ended December 31, 2017, reflecting higher demand across the fleet. 2017 results also included the impact of the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion.

Operating Income

Operating income increased $12.5 million to $19.8 million for the year ended December 31, 2018 compared to $7.3 million for the year ended December 31, 2017. The increase was driven by higher tour revenues, partially offset by higher operating costs, primarily related to the full year of operations of the National Geographic Quest and the addition of the National Geographic Venture to the fleet in the fourth quarter 2018, as well as the impact of the cancelled voyages in 2017. Operating income for 2018 also benefited from lower stock compensation expense and executive severance costs.

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

Operating Income

Operating income decreased $4.5 million, or 38%, to $7.3 million in 2017 compared to $11.8 million in 2016 primarily related to the voyage cancellations on the National Geographic Orion and National Geographic Sea Lion during the first quarter of 2017. The operating income also reflects higher tour revenues and lower drydock costs, partially offset by the costs associated with operating the National Geographic Quest following the July 2017 launch and higher charter costs. In addition, higher general and administrative expenses of $4.5 million were due primarily to higher stock-based compensation associated with the CEO Share Allocation Plan, as well as executive severance costs.

Results of Operations – Natural Habitat Segment

Comparison of Years Ended December 31, 2018 to December 31, 2017

Tour Revenues

Tour revenues increased $13.7 million, or 28%, to $63.4 million compared to $49.7 million in 2017 primarily due to increased departures and increased pricing.

Operating Income

Operating income increased $2.1 million, or 60%, to $5.5 million in 2018 compared to $3.5 million in 2017 primarily due to the growth in tour revenues, partially offset by higher operating costs related to the additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Comparison of Years Ended December 31, 2017 to December 31, 2016

Tour Revenues

Tour revenues increased $15.2 million, or 44%, to $49.7 million compared to $34.5 million in 2016 due primarily to a full twelve months of results included for 2017.

Operating Income

Operating income increased $1.3 million, or 58%, to $3.5 million in 2017 compared to $2.2 million in 2016 due primarily to a full twelve months of results included for 2017.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to Net income and calculation of consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

Consolidated

	For the years ended December 31,
(In thousands)	2018	2017	2016
Net income (loss)	$11,552	$(7,529)	$5,059
Interest expense, net	10,830	9,736	10,146
Income tax expense (benefit)	616	10,002	(3,200)
Depreciation and amortization	20,768	17,351	18,420
Loss (gain) on foreign currency	2,175	(1,144)	720
(Gain) loss on transfer of assets	-	(454)	83
Other expense, net	165	133	1,173
Stock-based compensation	4,405	10,627	5,411
National Geographic fee amortization	2,907	2,907	2,907
Executive severance costs	71	1,409	-
Reorganization costs	360	451	-
Debt refinancing costs	997	-	-
Acquisition-related expenses	-	-	943
Adjusted EBITDA	$54,846	$43,489	$41,662

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment

	For the years ended December 31,
(In thousands)	2018	2017	2016
Operating (loss) income	$19,798	$7,292	$11,794
Depreciation and amortization	19,277	15,969	17,569
Stock-based compensation	4,405	10,627	5,411
National Geographic fee amortization	2,907	2,907	2,907
Executive severance costs	71	1,409	-
Reorganization costs	360	451	-
Debt refinancing costs	997	-	-
Acquisition-related expenses	-	-	943
Adjusted EBITDA	$47,815	$38,655	$38,624

Reconciliation of Operating Income to Adjusted EBITDA

Natural Habitat Segment

	For the years ended December 31,
(In thousands)	2018	2017	2016 (a)
Operating income	$5,540	$3,452	$2,187
Depreciation and amortization	1,491	1,382	851
Adjusted EBITDA	$7,031	$4,834	$3,038

_________

(a)     The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016.

Guest Metrics
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

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the Lindblad segment:

	For the years ended December 31,
	2018	2017	2016
Available Guest Nights	200,849	186,719	181,990
Guest Nights Sold	182,298	163,256	164,423
Occupancy	91%	87%	90%
Maximum Guests	25,449	22,805	21,715
Number of Guests	23,102	20,140	19,735
Voyages	330	308	290

The following table shows the calculations of Gross Yield and Net Yield for the Lindblad segment:

	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2018	2017	2016
Guest ticket revenues	$220,841	$191,113	$183,851
Other tour revenues	25,493	25,702	23,985
Tour Revenues	246,334	216,815	207,836
Less: Orion Insurance Proceeds (a)	-	(2,273)	-
Adjusted Tour Revenues	246,334	214,542	207,836
Less: Commissions	(19,521)	(16,365)	(14,954)
Less: Other tour expenses	(17,106)	(14,325)	(15,253)
Net Revenue	$209,707	$183,852	$177,629
Available Guest Nights	200,849	186,719	181,990
Gross Yield	$1,226	$1,149	$1,142
Net Yield	1,044	985	976

_________

(a) Insurance proceeds received related to the National Geographic Orion voyage cancellations from the first quarter 2017.

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the Lindblad segment:

	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Available Guest Night)	2018	2017	2016
Cost of tours	$114,841	$105,044	$96,505
Plus: Selling and marketing	42,325	38,429	36,356
Plus: General and administrative	50,093	50,082	45,612
Gross Cruise Cost	207,259	193,555	178,473
Less: Commission expense	(19,521)	(16,365)	(14,954)
Less: Other tour expenses	(17,106)	(14,325)	(15,253)
Net Cruise Cost	170,632	162,865	148,266
Less: Fuel expense	(9,228)	(7,013)	(7,138)
Net Cruise Cost Excluding Fuel	161,404	155,852	141,128
Non-GAAP Adjustments:
Stock-based compensation	(4,405)	(10,627)	(5,411)
National Geographic fee amortization	(2,907)	(2,907)	(2,907)
Executive severance costs	(71)	(1,409)	-
Reorganization costs	(360)	(451)	-
Debt refinancing costs	(997)	-	-
Acquisition-related expenses	-	-	(943)
Adjusted Net Cruise Cost Excluding Fuel	$152,664	$140,458	$131,867
Adjusted Net Cruise Cost	$161,892	$147,471	$139,005
Available Guest Nights	200,849	186,719	181,990
Gross Cruise Cost per Available Guest Night	$1,032	$1,037	$981
Net Cruise Cost per Available Guest Night	850	872	815
Net Cruise Cost Excluding Fuel per Available Guest Night	804	835	775
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	760	752	725
Adjusted Net Cruise Cost per Available Guest Night	806	790	764

Liquidity and Capital Resources

Sources and Uses of Cash for the Years Ended December 31, 2018, 2017 and 2016

Net cash provided by operating activities was $56.4 million in 2018 compared to $52.9 million in 2017. The $3.5 million increase was primarily due to improved operating results. Net cash provided by operating activities increased by $21.5 million in 2017 to $52.9 million from $31.4 million in 2016 primarily due to an increase of $20.5 million in unearned passenger revenues.

Net cash used in investing activities was $54.3 million in 2018 compared to $80.5 million in 2017. The $26.2 million decrease was due to the $26.2 million decrease in purchases of property and equipment in 2018 primarily related to higher payments for the new build vessels in 2017. Net cash used in investing activities was $80.5 million in 2017 compared to $85.9 million in 2016. The $5.4 million decrease was primarily related to the $9.9 million net cash used for the acquisition of Natural Habitat in 2016 offset by a $4.6 million increase in purchases of property and equipment in 2017, mainly related to growth in capital expenditures for our newbuild vessels.

Net cash provided by financing activities was $16.5 million in 2018 compared to net cash used in financing activities of $13.4 million in 2017. The $29.9 million increase was primarily related to the net proceeds from refinancing the Company's long-term debt. The $3.0 million decrease in cash used in financing activities of $13.4 million in 2017 compared to net cash used in financing activities of $16.4 million in 2016 was primarily related to a decrease of $4.2 million in repurchases of common stock and warrants.

Contractual Obligations

As of December 31, 2018, our contractual obligations were as follows:

	Payments due by period
(In thousands)	Total	2019	2020-2021	2022-2023	After 5 years
Operating Activities:
Operating lease obligations	$7,701	$1,180	$2,419	$2,499	$1,603
Charter commitments	24,269	10,921	11,498	1,850	-
Other long-term liabilities	554	-	-	-	554
Investing activities:
Purchase obligations - Fleet expansion	108,000	-	108,000	-	-
Financing Activities:
Long-term debt obligations	201,525	2,000	6,525	4,000	189,000
Interest on long-term debt	72,809	12,031	23,660	34,460	2,658
Total	$414,858	$26,132	$152,102	$42,809	$193,815

Funding Needs and Sources

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of December 31, 2018 and 2017, we had a working capital deficit of $9.3 million and $12.7 million, respectively. As of December 31, 2018 and 2017, we had $113.4 million and $96.4 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During the twelve months ended December 31, 2018 we repurchased 9,030 shares of common stock for $0.1 million and 568,446 warrants for $0.8 million. As of December 31, 2018, we have cumulatively repurchased an aggregate of 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.1 million as of December 31, 2018.

We paid Ice Floe, LLC $53.6 million for the National Geographic Quest, which was delivered in the third quarter of 2017, and paid Ice Floe, LLC $59.2 million for the National Geographic Venture, which was delivered in the fourth quarter of 2018.

In November 2017, we executed a contract to build a polar ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020, for a total purchase price of 1,066.0 million Norwegian Kroner. Subsequently, we exercised our right under the contract to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The remaining purchase price of the ship will be funded through a combination of available cash and borrowing under our Export Credit Agreement and our revolving credit facility.

In February 2019, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). The purchase price is subject to potential adjustments from contract specifications such as variations in speed, deadweight and fuel consumption. The purchase price is due in installments, with the first 20% to be paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021. The new build process exposes us to certain risks typically associated with new ship construction which we manage through detailed planning and close monitoring by our internal marine team.

As of December 31, 2018, we had $201.5 million in long-term debt obligations, including the current portion of long-term debt and excluding deferred financing costs. We believe that our cash on hand, our debt facilities (described below) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets and acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Debt Facilities

Credit Facility

On March 27, 2018, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a refinancing and amendment of the terms of our prior secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”).

The Amended Credit Agreement provided for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), which represented an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. Consistent with the Superseded Agreement, the Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. Our obligations under the Amended Credit Agreement remain secured by substantially all of our assets.

Borrowings under the Term Facility will bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if our debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate at December 31, 2018 was 6.02% under the Term Facility. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at our option, an alternative base rate plus a spread of 2.00%. We are also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on March 27, 2023.

During the second quarter of 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2018, we were in compliance with the covenants.

Senior Secured Credit Agreement

On January 8, 2018, we and our indirect, wholly-owned subsidiary (the “Borrower”) entered into an Export Credit Agreement with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Borrower, at the Borrower’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new polar ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

The Export Credit Agreement contains financial covenants that, among other things, require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Export Credit Agreement) for the trailing 12-month period) of 4.50 to 1.00. As of December 31, 2018, we were in compliance with the covenants.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 2–Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 75% of our non-current assets at December 31, 2018. We make several critical accounting estimates with respect to our ship accounting. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

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

Off-Balance Sheet Arrangements

On January 8, 2018, the Company entered into an Export Credit Agreement as described under our debt facilities above.

Future Application of Accounting Standards

Refer to Item 8 of this Annual Report Note 2 – Summary of Significant Accounting Policies for further information on Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business. The primary exposure relates to the exchange rate fluctuations between our U.S. dollar functional reporting currency and other currencies. This exposure includes prepaid assets, newbuild contracted payments and charter commitments that are denominated in currencies other than our functional currency. To date, fluctuations in exchange rates have not had a material impact on our results of operations.

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

We are also exposed to market risk from changes in interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change (increase or decrease) in interest rates.

As of December 31, 2018, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2018 was $100.0 million. Based on our December 31, 2018 outstanding un-hedged variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2018, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Melville, NY
February 28, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted Codes of Business Conduct and Ethics that applies to our employees, including our principal executive officer, principal financial officer and persons performing similar functions, and our directors. Our codes of ethics and business conduct can be found posted in the investor relations sections on our website at http://investors.expeditions.com. None of the websites referenced in this Annual Report on or the information contained therein is incorporated herein by reference. Future material amendments or waivers relating to the Code of Ethics will be disclosed on our website referenced in this paragraph within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,002,506	$9.63	2,482,276	(2)

(1)	Information is as of December 31, 2018.
(2)	Consists of shares available for issuance under our 2016 CEO Allocation Plan and our 2015 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Specimen Warrant Certificate.	By Reference	8-K	July 10, 2015
4.3	Warrant Agreement.	By Reference	8-K	May 15, 2013
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	Sponsor Warrants Purchase Agreement among the Company, Graubard Miller and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013

10.3	2015 Long-Term Incentive Plan.*	By Reference	DEFM 14-A	June 24, 2015
10.4	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.5	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.6	Registration Rights Agreement between the shareholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.7	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.8	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.9	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.10	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.11	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.12	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.13	Lindblad 2012 Stock Incentive Plan.*	By Reference	8-K	July 10, 2015
10.14	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.15	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Tyler Skarda.*	By Reference	8-K	December 2, 2015

Number	Description	Included	Form	Filing Date

10.16

Third Amended and Restated Credit Agreement, dated as of March 27, 2018, among Lindblad Expeditions, LLC and Lindblad Maritime Enterprises, Ltd. as borrowers, the Company, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Joint Bookrunners, Joint Lead Arrangers and Syndication Agents. †

		By Reference	10-Q	May 3, 2018
10.17	Vessel Construction Agreement (Hull No. S189) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015. †	By Reference	10-K	March 14, 2016
10.18	Vessel Construction Agreement (Hull No. S188) between Lindblad Expeditions, LLC and Ice Floe, LLC, dated as of December 2, 2015. †	By Reference	10-K	March 14, 2016
10.19	Form of Non-Employee Director Restricted Stock Award Agreement.	By Reference	10-K	March 14, 2016
10.20	Non-Employee Director Deferred Compensation Plan.	By Reference	10-K	March 14, 2016
10.21	2016 CEO Share Allocation Plan.*	By Reference	DEF 14-A	April 15, 2016
10.22	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Philip Auerbach.*	By Reference	8-K	May 3, 2016
10.23	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler.*	By Reference	8-K	May 5, 2016
10.24	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein.*	By Reference	8-K	July 27, 2016
10.25	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.26	Amendment No. 3 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 7, 2017
10.27	Amendment No. 4 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 2, 2018
10.28	Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. †	By Reference	10-Q	May 3, 2018
10.29	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.30	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.31	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.32	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.33	Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 3, 2018
10.34	Amendment No. 5 to Alliance and License Agreement with National Geographic. ††	Herewith
10.35	Third Amendment to Tour Operator Agreement, dated as of July 31, 2018, by and between National Geographic Society and Lindblad Expeditions, Inc.	Herewith
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

Number	Description	Included	Form	Filing Date

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Management compensatory agreement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven-Olof Lindblad	Chief Executive Officer and Director	February 28, 2019
Sven-Olof Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	February 28, 2019
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	February 28, 2019
Bernard W. Aronson

/s/ Elliott Bisnow	Director	February 28, 2019
Elliott Bisnow

/s/ L. Dyson Dryden	Director	February 28, 2019
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	February 28, 2019
Mark D. Ein

/s/ Daniel J. Hanrahan	Director	February 28, 2019
Daniel J. Hanrahan

/s/ John M. Fahey Jr.	Director	February 28, 2019
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	February 28, 2019
Catherine B. Reynolds

LINDBLAD EXPEDITIONS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2015.

Melville, NY

February 28, 2019

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$113,396	$96,443
Restricted cash and marketable securities	8,755	7,057
Marine operating supplies	5,165	5,045
Inventories	1,604	1,794
Prepaid expenses and other current assets	21,263	21,351
Total current assets	150,183	131,690

Property and equipment, net	285,979	250,952
Goodwill	22,105	22,105
Intangibles, net	7,975	9,554
Other long-term assets	7,167	10,047
Total assets	$473,409	$424,348

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$123,489	$112,238
Accounts payable and accrued expenses	33,944	30,422
Long-term debt - current	2,000	1,750
Total current liabilities	159,433	144,410

Long-term debt, less current portion	188,089	164,186
Deferred tax liabilities	2,787	2,444
Other long-term liabilities	554	684
Total liabilities	350,863	311,724

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,502	6,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,814,925 and 45,427,030 issued, 45,442,728 and 44,787,608 outstanding as of December 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	41,539	42,498
Retained earnings	75,171	63,819
Accumulated other comprehensive loss	(671)	-
Total stockholders' equity	116,044	106,322
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$473,409	$424,348

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Tour revenues	$309,734	$266,504	$242,346
Cost of tours	153,743	135,526	118,977
Gross profit	155,991	130,978	123,369

Operating expenses:
General and administrative	62,898	60,529	51,896
Selling and marketing	46,987	42,354	39,072
Depreciation and amortization	20,768	17,351	18,420
Total operating expenses	130,653	120,234	109,388

Operating income	25,338	10,744	13,981

Other (expense) income:
Interest expense, net	(10,830)	(9,736)	(10,146)
(Loss) gain on foreign currency	(2,175)	1,144	(720)
Other expense	(165)	(133)	(1,173)
Gain (loss) on transfer of assets	-	454	(83)
Total other expense	(13,170)	(8,271)	(12,122)

Income before income taxes	12,168	2,473	1,859
Income tax expense (benefit)	616	10,002	(3,200)

Net income (loss)	11,552	(7,529)	5,059
Net income attributable to noncontrolling interest	200	1,132	195

Net income (loss) available to common stockholders	$11,352	$(8,661)	$4,864

Weighted average shares outstanding
Basic	45,378,188	44,576,912	45,649,971
Diluted	46,340,054	44,576,912	46,456,921

Net income (loss) per share available to common stockholders
Basic	$0.25	$(0.19)	$0.11
Diluted	$0.24	$(0.19)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the years ended December 31,
	2018	2017	2016

Net income (loss)	$11,552	$(7,529)	$5,059
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	(671)	-	-
Total other comprehensive loss	(671)	-	-
Total comprehensive income (loss)	10,881	(7,529)	5,059
Less: comprehensive income attributive to non-controlling interest	200	1,132	195
Comprehensive income (loss) attributive to common stockholders	$10,681	$(8,661)	$4,864

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2015	45,224,881	$5	$48,073	$65,843	$-	$113,921
Stock-based compensation	199,044	-	5,411	-	-	5,411
Issuance of stock for equity compensation plans, net	280,347	-	(2,694)	-	-	(2,694)
Repurchase of shares and warrants	(308,718)	-	(10,343)	-	-	(10,343)
Acquisition of Natural Habitat Inc.	264,208	-	2,650	-	-	2,650
Net income	-	-	-	4,864	-	4,864
Balance as of December 31, 2016	45,659,762	5	43,097	70,707	-	113,809
Stock-based compensation	-	-	10,627	-	-	10,627
Issuance of stock for equity compensation plans, net	314,326	-	(5,034)	-	-	(5,034)
Repurchase of shares and warrants	(547,058)	-	(6,192)	-	-	(6,192)
Cumulative effect of change in accounting principle	-	-	-	1,773	-	1,773
Net loss	-	-	-	(8,661)	-	(8,661)
Balance as of December 31, 2017	45,427,030	5	42,498	63,819	-	106,322
Stock-based compensation	-	-	4,405	-	-	4,405
Issuance of stock for equity compensation plans, net	396,925		(4,510)	-	-	(4,510)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Other comprehensive income, net	-	-	-	-	(671)	(671)
Net income	-	-	-	11,352	-	11,352
Balance as of December 31, 2018	45,814,925	$5	$41,539	$75,171	$(671)	$116,044

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$11,552	$(7,529)	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,768	17,351	18,420
Amortization of National Geographic fee	2,907	2,907	2,907
Amortization of deferred financing costs and other, net	1,909	2,226	1,144
Stock-based compensation	4,405	10,627	5,411
Deferred income taxes	343	8,336	(3,326)
Loss (gain) on foreign currency	2,175	(1,144)	720
Write-off of unamortized issuance costs related to debt refinancing	359	-	-
Loss on write-off of assets	129	-	-
Loss on disposal and transfer of assets	-	-	819
Changes in operating assets and liabilities
Marine operating supplies and inventories	70	(1,036)	1,073
Prepaid expenses and other current assets	(716)	575	629
Unearned passenger revenues	11,134	20,709	245
Other long-term assets	(698)	136	(3,642)
Other long-term liabilities	(129)	3	4
Accounts payable and accrued expenses	2,149	(243)	1,964
Net cash provided by operating activities	56,357	52,918	31,427
Cash Flows From Investing Activities
Purchases of property and equipment	(54,345)	(80,485)	(75,933)
Acquisition of Natural Habitat, Inc., net of $4,904 cash acquired	-	-	(9,946)
Net cash used in investing activities	(54,345)	(80,485)	(85,879)
Cash Flows From Financing Activities
Proceeds from long-term debt	200,000	-	-
Repayments of long-term debt	(171,625)	(1,750)	(1,750)
Payment of deferred financing costs	(6,490)	(418)	(1,565)
Repurchase under stock-based compensation plans and related tax impacts	(4,510)	(5,034)	(2,694)
Repurchase of warrants and common stock	(854)	(6,192)	(10,343)
Net cash provided by (used in) financing activities	16,521	(13,394)	(16,352)
Effect of exchange rate changes on cash	118	30	(128)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,651	(40,931)	(70,932)
Cash, cash equivalents and restricted cash at beginning of period	103,500	144,431	205,363

Cash, cash equivalents and restricted cash at end of period	$122,151	$103,500	$144,431

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$13,391	$10,478	$9,896
Income taxes	$522	$965	$998
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$1,682	$1,682	$1,123
Additional paid-in capital exchange proceeds used for option shares	$(1,682)	$(1,682)	$(1,123)

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of eight owned expedition ships and five seasonal charter vessels under the Lindblad brand and operate eco-conscious expeditions and nature focused, small-group tours under the Natural Habitat brand.

Lindblad’s mission is to offer life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with the National Geographic Partners (“National Geographic”), which often provides lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews.

Through Natural Habitat, Inc. (“Natural Habitat”), acquired in 2016, the Company offers land-based adventure travel and ecotourism expeditions around the globe. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. In addition to its land offerings, Natural Habitat offers select itineraries on seven small chartered vessels for parts of the year. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, sustainable travel that directly protects nature and wildlife.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Lindblad Expeditions Holding, Inc. and its consolidated subsidiaries, after elimination of all intercompany accounts and transactions. The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

The majority of the Company’s revenues are derived from guest ticket contracts which are reported as tour revenues in the consolidated statements of operations. The Company’s primary performance obligation under these contracts is to provide an expedition and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Upon satisfaction of the Company’s primary performance obligation, revenue is recognized over the duration of each expedition.

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

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the consolidated balance sheet when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Unearned passenger revenues presented in our consolidated balance sheets include contract liabilities of $70.9 million and $62.1 million as of December 31, 2018 and December 31, 2017, respectively. All of our contract liabilities as of December 31, 2017 were recognized and reported within tour revenues in our consolidated statement of operations for the year ended December 31, 2018.

Cost of Tours

Cost of tours represents the direct costs associated with revenues during expeditions, including costs of pre- or post-expedition excursions, hotel accommodations, land-based expeditions, air and other transportation expenses and costs of goods and services rendered onboard, payroll and related expenses for shipboard and expedition personnel, food costs for guests and crew, fuel and related costs and other expenses such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance and charter hire expenses.

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

As of December 31, 2018 and 2017, the Company self-insured for medical insurance claims up to $125,000 and $100,000, respectively. In addition, as of December 31, 2018 and 2017, the Company maintained Stop Loss coverage for medical claims in excess of the $125,000 and $100,000, respectively, which had an aggregate deductible of $57,500. As of December 31, 2018 and 2017, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on claims experience over the prior four years.

The Company also extends cancellation insurance to guests. The Company uses an insurance company to manage passenger insurance purchased to cover a variety of insurable losses including cancellations, interruption, missed connections, travel delays, accidental death and dismemberment, medical coverage and baggage issues. The Company is self-insured for the claims only which cover cancellations, interruption, missed connections and travel delays. The required reserve was determined based on claims experience. While the Company believes its estimated IBNR and accrued claims reserves are adequate, the ultimate losses may differ.

The Company participates in a traditional marine industry reinsurance solution for liability exposure through their Protection and Indemnity (“P&I Club”) Reinsurers, which are similar to mutual marine P&I Club’s that join and severally indemnify each other to provide discounted primary and excess Protection and Indemnity coverage to club members. The resulting aggregated surplus of the clubs combines to provide the Company with below market primary and high excess liability coverage for covered losses. For consideration of long-term below market Protection and Indemnity rates, the joint and several liability obligation requires the down-stream indemnification by their members, including the Company.

General and Administrative Expense

General and administrative expenses primarily represent the costs of our shore-side vessel support, reservations and other administrative functions, and includes salaries and related benefits, professional fees and occupancy costs.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include direct mail, print and online advertising costs, as well as costs associated with website development and maintenance. Also included are social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $16.9 million, $16.4 million and $14.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The largest component of advertising expense was direct mail, which totaled $5.4 million, $6.3 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$113,396	$96,443
Restricted cash and marketable securities	8,755	7,057
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$122,151	$103,500

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2018 and 2017, the Company’s cash held in financial institutions outside of the U.S. amounted to $6.4 million and $4.1 million, respectively.

Restricted Cash and Marketable Securities

Included in “Restricted cash and marketable securities” on the accompanying consolidated balance sheets are restricted cash and marketable securities, consisting of six-month certificates of deposit and short-term investments. Restricted cash and marketable securities consist of the following:

	As of December 31,
	2018	2017
(In thousands)
Federal Maritime Commission escrow	$5,823	$4,186
Credit card processor reserves	1,530	1,530
Certificates of deposit and other restricted securities	1,402	1,341
Total restricted cash and marketable securities	$8,755	$7,057

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

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to either post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts, up to a maximum of $30 million. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow the required amounts.

At December 31, 2018 and 2017, a cash reserve of approximately $1.5 million was required for credit card deposits by third-party credit card processors. Amounts in the escrow accounts include cash, certificates of deposit and marketable securities. Cost of these short-term investments approximates fair value.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
(In thousands)	2018	2017

Prepaid tour expenses	$10,617	$9,846
Prepaid air expense	2,973	3,621
Prepaid marketing, commissions and other expenses	2,622	2,495
Prepaid client insurance	2,516	2,525
Prepaid port agent fees	1,433	1,022
Prepaid corporate insurance	1,078	1,033
Prepaid income taxes	24	809
Total prepaid expenses	$21,263	$21,351

Property and Equipment

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, as follows:

	Years
Vessels and vessel improvements	15	-	25
Furniture & equipment		5
Computer hardware and software		5
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive. As of December 31 2018, the Company owned and operated eight expedition vessels, including the new coastal vessels National Geographic Quest and National Geographic Venture, which joined the fleet in the third quarter of 2017 and the fourth quarter of 2018, respectively. The Company has contracted for a polar ice class vessel, the National Geographic Endurance, targeted to be delivered in the first quarter of 2020. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized and depreciated over the shorter of the improvements or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

In accordance with ASC 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2018 with no indication of goodwill impairment. See Notes 5 - Acquisition and 6 - Goodwill and Intangible Assets for further details on goodwill.

Intangible Assets

Intangible assets include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists were computed using the estimated useful lives of 15 and 5 years, respectively. See Note 6 - Goodwill and Intangible Assets for further information.

The Company operates two vessels year-round in the Galápagos National Park in Ecuador; the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In June 2015, a new Ecuadorian Special Law for Protected Areas was approved and updated in November 2015. A Presidential Decree issued by President Correa of Ecuador in November 2015 established that cupos, which were in effect since July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it assumes they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively. Operating rights are amortized over their remaining government mandated lives.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2018 and 2017, there was no triggering event and the Company did not record impairment for its intangible assets.

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

As of December 31, 2018 and 2017, there was no triggering event and the Company did not record an impairment of its long-lived assets. In the first quarter of 2016, the Company reviewed the remaining useful life of the National Geographic Endeavour, which was replaced by the National Geographic Endeavour II in the fourth quarter of 2016. The evaluation of the National Geographic Endeavour’s useful life as of December 31, 2015 indicated a shorter remaining useful life of less than one year versus the previous estimated remaining useful life of seven years. As a result, the Company accelerated the depreciation in order to fully depreciate the asset by the end of the fourth quarter of 2016. See Note 4 – Property and Equipment.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
(In thousands)	2018	2017

Accrued other expenses	$11,851	$7,664
Accounts payable	9,326	7,791
Bonus compensation liability	5,195	3,736
Employee liability	2,943	2,644
Refunds and commissions payable	1,533	1,805
Travel certificate liability	1,088	1,120
Royalty payable	1,005	1,010
Income tax liabilities	576	1,490
Accrued travel insurance expense	427	432
New build liability	-	2,730
Total accounts payable and accrued expenses	$33,944	$30,422

Leases

The Company leases office space with lease terms ranging from one to ten years. The Company leases computer hardware and software and office equipment with lease terms ranging from three to six years. The Company amortizes the total lease costs on a straight-line basis over the lease term.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company had no other liabilities that were measured at fair value on a recurring basis.

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

The Company records derivatives on a gross basis in other long-term assets and other liabilities in the consolidated balance sheets at fair value. The accounting for changes in value of the derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

The Company held foreign exchange forward derivative instruments with notional values of approximately $32.8 million and $21.5 million as of December 31, 2018 and 2017, respectively. The fair value of these (level 2) instruments, as of December 31, 2018 was approximately $1.3 million, included in accounts payable and accrued expenses as a current liability, and as of December 31, 2017 was approximately $1.0 million, included in prepaid expenses and other current assets.

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

	Interest Rate Caps	Corporate Debt
Trade date and borrowing date	May 29, 2018	March 27, 2018
Effective date	September 27, 2018	Not applicable
Termination date	May 31, 2023	March 31, 2025
Notional amount	$100,000,000	$100,000,000
Fixed interest rate (plus spread)	2.50% until November 30, 2018	Not applicable
2.75% December 1, 2018 until April 30, 2019
3.00% May 1, 2019 until maturity
Variable interest rate	1 month LIBOR	1 month LIBOR + 3.50%
Settlement	Monthly on last day of each month	Monthly on last day of each month
Interest payment dates	Monthly on last day of each month	Monthly on last day of each month
Reset dates	Last day of each month	Last day of each month

The notional amount of outstanding debt associated with the interest rate cap agreements was $100.0 million as of December 31, 2018, with a fair value of $0.7 million recorded within other long-term assets. Changes in the fair value of this interest rate cap are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815 and Accounting Standards Update ("ASU") 2017-12. During the year ended December 31, 2018, the Company recorded approximately $0.7 million of losses in accumulated other comprehensive income related to the change in fair value. The Company does not expect any gains currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The cost of the interest rate cap will be amortized to interest expense over its life, from the effective date through termination date.

The effects of cash flow hedge accounting on accumulated other comprehensive income were as follows:

	For the years ended December 31,

(in thousands)	2018	2017	2016
Beginning balance:	$-	$-	$-
Net change in period	(671)	-	-
Accumulated Other Comprehensive Income	$(671)	$-	$-

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of the hedge was considered to be ineffective and included in net income for the period ended December 31, 2018. The Company will continue to assess the effectiveness of the hedge on an ongoing basis.

Income Taxes

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) introduces significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies issued guidance on how the provisions of the Tax Act will be applied or otherwise administered that could have been different from our interpretation in our 2017 consolidated financial statements.

During 2018, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. In the fourth quarter of 2018, we recorded a benefit of $0.6 million related to the state tax treatment of the one-time mandatory repatriation of foreign earnings. No other adjustments made during 2018 were considered material.

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

The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of the Financial Accounting Standards Board's ("FASB") authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2018 and 2017, the Company had a liability for unrecognized tax benefits of $0.3 million and $0.4 million, respectively, which was included in other long-term liabilities on the Company’s consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2018 and 2017, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. During 2018, the Company recently closed tax audits on its three Ecuadorian entities. The Company’s corporate U.S. federal and state tax returns for the current year and three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and four prior years remain subject to examination by tax authorities (except for the Ecuador entities, where the Company's foreign tax returns have been audited through 2017).

Other Long-Term Assets

In 2016, the Company recorded a $3.6 million tax asset for long-term prepaid value-added taxes related to the importation of the National Geographic Endeavour II and expects to earn tax credits that will reduce the asset over the next several years. As of December 31, 2018 and 2017, the long-term prepaid value-added taxes balances were $2.7 million and $3.5 million, respectively.

In 2015, the Company, Mr. Lindblad, the Chief Executive Officer and President of the Company, and National Geographic Society entered into an agreement where Mr. Lindblad agreed to grant National Geographic Society an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the Tour Operator Agreement and an Alliance and License Agreement between the Company and National Geographic Partners, LLC. The Company recorded a $13.8 million long-term asset to be amortized through March 2020. The balance of the license agreement asset as of December 31, 2018 and 2017 was $3.6 and $6.5 million, respectively. See Note 10 – Commitments and Contingencies for more details.

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of recognized debt liabilities and are presented in the consolidated balance sheets as direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net in the consolidated statements of operations. See Note 8 - Long-term Debt.

Foreign Currency Translation

The U.S. dollar is the functional currency in the Company’s foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, non-employee directors or other service providers in accordance with ASC 718, Compensation - Stock Compensation, that requires that awards are recorded at their fair value on the date of grant and are amortized over the service period of the award. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued, within general and administrative expenses.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment is intended to improve the effectiveness of fair value measurement disclosures by adding and modifying a few disclosure requirements, as well as eliminating several disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2018. The Company will adopt this guidance on January 1, 2019, and does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company will adopt this guidance on January 1, 2019, as required, electing to apply retrospectively at the period of adoption. The adoption of this guidance will have a material impact on the Company’s balance sheet for the present value of its operating lease liabilities and related right-of-use assets, for which the Company will record approximately $6.4 million of lease liabilities and right-of-use assets. The Company does not believe that the adoption of this guidance will have a material effect on its future results of operations, cash flows or debt covenants.

Accounting Pronouncements Recently Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments also ease the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 31, 2018, and earlier adoption is permitted. The Company has elected early adoption of ASU 2017-12, adopted during the second quarter of 2018, and has accounted for its cash flow hedges in accordance with the amended rules under this guidance.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment was issued in response from stakeholders’ regarding the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. The Company adopted this guidance beginning January 1, 2018, which did not have a material impact on its financial position or results of operations.

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

In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for years beginning after December 15, 2017. The adoption of this guidance did not have material impact on the Company's financial statement, other than changing the statement of cash flows reconciliation to reconcile the change in cash, cash equivalents and restricted cash and restricted marketable securities.

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

NOTE 3 – EARNINGS PER SHARE

Earnings per common share is computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method), unvested performance-based share units, unvested restricted share units, unvested restricted shares and warrants. For the year ended December 31, 2017, there were no dilutive shares because the Company had a net loss. For the years ended December 31, 2018 and 2016, the Company determined, using the treasury method, there were 961,866 and 806,950, respectively, of dilutive common shares related to stock-based compensation.

As of December 31, 2018, 2017 and 2016, 10,088,074, 10,656,520 and 11,186,387 warrants, respectively, to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these warrants were anti-dilutive for the years ended December 31, 2017 and 2016, and were not considered in the calculation of diluted weighted average shares for those years.

For the years ended December 31, 2018, 2017 and 2016, the Company calculated earnings per share as follows:

	For the years ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Net income (loss) available to common stockholders	$11,352	$(8,661)	$4,864

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,378,188	44,576,912	45,649,971

Dilutive potential common shares	961,866	-	806,950
Total weighted average shares outstanding, diluted	46,340,054	44,576,912	46,456,921

Net income (loss) per share available to common stockholders
Basic	$0.25	$(0.19)	$0.11
Diluted	$0.24	$(0.19)	$0.10

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	As of December 31,
(In thousands)	2018	2017
Vessels and improvements	$399,700	$346,895
Furniture and equipment	12,902	11,731
Leasehold improvements	1,425	1,425
Total property and equipment, gross	414,027	360,051
Less: Accumulated depreciation	(128,048)	(109,099)
Property and equipment, net	$285,979	$250,952

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2018, 2017 and 2016 was $19.0 million, $15.8 million and $17.1 million, respectively.

For the year ended December 31, 2018, the Company had $54.3 million in capital expenditures, including capitalized interest, added to property and equipment, net. This amount primarily included $40.2 million for the National Geographic Venture, which was launched in the fourth quarter of 2018. For the year ended December 31, 2017, the Company had $80.5 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $42.8 million for the two newbuild coastal vessels, the National Geographic Quest and National Geographic Venture, and $27.2 million toward the purchase of its new polar ice class vessel, the National Geographic Endurance. The Company began to capitalize interest in January 2016 for its two newbuild coastal vessels, its renovation improvements to the National Geographic Endeavour II, and the National Geographic Endurance. The capitalized interest has been and will continue to be added to the historical cost of the assets and depreciated over their useful lives beginning upon completion. For the year ended December 31, 2018 and 2017, the Company recognized $3.8 million and $2.6 million, respectively, in capitalized interest in property and equipment, net on the accompanying consolidated balance sheet.

NOTE 5 – ACQUISITION

On May 4, 2016, the Company acquired an 80.1% ownership interest in Natural Habitat, an adventure travel and ecotourism company based in Colorado. The acquisition provided the Company with a platform to expand our land-based expeditions with a strong, trusted brand complimentary to Lindblad. In 2016, the Company incurred $1.0 million of acquisition costs related to the acquisition of Natural Habitat, which is included in general and administrative expenses of the Company’s consolidated statement of operations.

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

Mr. Bressler, founder of Natural Habitat, retains a noncontrolling interest in the remaining 19.9% interest in Natural Habitat which is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The carrying amounts and accumulated amortization of the Company’s intangibles, net are as follows:

	As of December 31,
	2018				2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$2,900	$(515)	$2,385	12.3	$2,900	$(322)	$2,578
Customer lists	3,300	(1,760)	1,540	2.3	3,300	(1,100)	2,200
Operating rights	6,529	(2,479)	4,050	5.6	6,529	(1,753)	4,776
Total intangibles, net	$12,729	$(4,754)	$7,975	7.0	$12,729	$(3,175)	$9,554

The decrease in the Company’s intangibles, net is the result of amortization expense associated with intangible assets acquired in connection with the acquisition of Natural Habitat on May 4, 2016. As part of the acquisition, the Company acquired Natural Habitat’s tradenames and customer lists and recorded goodwill in the amounts of $2.9 million, $3.3 million and $22.1 million, respectively. See Note 5 – Acquisition, for additional information regarding this acquisition. The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015, as a result of changes to cupos in the Galapagos National Park. See Note 2 – Summary of Significant Policies, Intangible Assets for a description of, and rationale for, amortizing operating rights. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $1.6 million.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2019	$1,579
2020	1,579
2021	1,139
2022	919
2023	919
Thereafter	1,840
$7,975

NOTE 7 – LETTERS OF CREDIT

As of December 31, 2018 and 2017, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in September 2019.

NOTE 8 – LONG-TERM DEBT

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

In connection with the Amended Credit Agreement, the Company capitalized $4.2 million related to lender and third-party fees. In addition, the entry into the Amended Credit Agreement was considered a debt modification with a partial extinguishment, as a result the Company expensed $1.0 million of related costs during the year ended December 31, 2018, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

Borrowings under the Term Facility bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, which steps down to 3.25% if the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate at December 31, 2018 is 6.02% under the Term Facility. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Facility, which matures on March 27, 2023.

The Amended Credit Agreement contains financial covenants that, among other things, (i) requires the Company to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness the Company may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount the Company may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2018, the Company was in compliance with the covenants.

Borrowings under the Revolving Facility will be used for general corporate and working capital purposes and related fees and expenses. As of December 31, 2018, the Company had no borrowings under the Revolving Facility.

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

The Export Credit Agreement contains financial covenants that, among other things, require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $25.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Export Credit Agreement) for the trailing 12-month period) of 4.50 to 1.00. As of December 31, 2018, the Company was in compliance with the covenants.

Long-Term Debt Outstanding

As of December 31, 2018 and 2017, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2018			2017

(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	199,000	(11,436)	187,564	170,625	(7,214)	163,411
Total long-term debt	201,525	(11,436)	190,089	173,150	(7,214)	165,936
Less current portion	(2,000)	-	(2,000)	(1,750)	-	(1,750)
Total long-term debt, non-current	$199,525	$(11,436)	$188,089	$171,400	$(7,214)	$164,186

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2019	$2,000
2020	4,525
2021	2,000
2022	2,000
2023	2,000
Thereafter	189,000
$201,525

For the years ended December 31, 2018, 2017 and 2016, the Company recorded deferred financing costs of $6.5 million, $0.4 million and $1.6 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method.

For the years ended December 31, 2018, 2017 and 2016, deferred financing costs charged to interest expense were $1.9 million, $2.2 million and $2.2 million, respectively.

NOTE 9 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes for the years ended December 31, 2018, 2017 and 2016 are presented below:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Domestic	$(13,015)	$(10,423)	$(8,696)
Foreign	25,183	12,896	10,555
Total	$12,168	$2,473	$1,859

The income tax provisions at December 31, 2018, 2017 and 2016 are comprised of the following:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$191	$(15)	$-
State	(14)	529	51
Foreign - Other	578	1,062	164
Total current	755	1,576	215
Deferred
Federal	937	8,168	(3,015)
State	(1,161)	242	(426)
Foreign - Other	85	16	26
Total deferred	(139)	8,426	(3,415)
Income tax expense (benefit)	$616	$10,002	$(3,200)

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

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) introduces significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies issued guidance on how the provisions of the Tax Act will be applied or otherwise administered that could have been different from our interpretation in our 2017 financial statements.

During 2018, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. In the fourth quarter of 2018, we recorded a benefit of $0.6 million related to the state tax treatment of the one-time mandatory repatriation of foreign earnings. No other adjustments made during 2018 were considered material.

One-time transition tax

The Tax Act requires us to increase our U.S. taxable income for accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability as a reduction of net operating loss carryforwards totaling $13.9 million. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2019 when the analysis is complete.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $1.8 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 were provisional.

The net tax expense recognized in 2017 related to the Tax Act was $12.7 million. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017.

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2018	2017	2016
Tax provision at statutory rate – federal	21.0%	35.0%	35.0%
U.S. tax reform toll charge	0.0%	562.2%	0.0%
Tax rate change deferred revaluation	0.0%	(63.3%)	0.0%
Tax provision at effective state and local rates	(9.6%)	23.9%	(21.1%)
Foreign tax rate differential	(12.8%)	(158.3%)	(216.4%)
Subpart F income	22.7%	0.0%	0.0%
Nondeductible expenses	0.2%	6.5%	51.7%
Uncertain tax provisions	(0.4%)	1.2%	0.2%
Valuation allowance	(11.9%)	2.8%	22.1%
Prior period adjustments	(3.2%)	11.2%	(37.7%)
Stock compensation	(0.8%)	(9.5%)	0.0%
Tax credits	(0.1%)	(7.3%)	0.0%
Other	0.0%	0.0%	(5.9%)
Total effective income tax rate	5.1%	404.4%	(172.1%)

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador and Australia are subject to US Federal, US state, Ecuadorian Federal and Australian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax assets (liabilities) as of December 31, 2018 and 2017 are comprised of the following:

	As of December 31,
(In thousands)	2018	2017
Net operating loss carryforward	$15,235	$16,292
Property and equipment	(17,164)	(8,880)
Disallowed interest carryforward	1,549	-
Valuation allowance	(1,549)	(8,863)
Stock-based compensation	57	9
Intangibles	(949)	(1,022)
Other	34	20
Deferred tax (liabilities) assets	$(2,787)	$(2,444)

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

As of December 31, 2018, the Company filed its final tax return in Australia. As a result, it no longer has Australian net operating or capital loss carryforwards (and no corresponding valuation allowance). The Company also had deferred tax assets related to U.S. loss carryforwards of $56.3 million, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As a result of the transition to the territorial tax regime effectuated by the Tax Act described above, any potential dividends from our foreign subsidiaries would no longer be subject to Federal tax in the United States. We continue to assert our prior position regarding the repatriation of historical foreign earnings from our Ecuadorian and Australian subsidiaries. We currently have no intention to remit any additional undistributed earnings of our Ecuadorian and Australian subsidiaries in a taxable manner. We no longer remain permanently reinvested in the earnings of our Cayman subsidiary. No taxes have been accrued as a result of this change because no taxes are expected to be imposed by either the United States or the Cayman Islands upon such a remittance.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Beginning of year	$421	$447	$473
Current year positions	-	-	(26)
Prior year positions	(123)	(26)	-
End of year	$298	$421	$447

The amount of uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2018 and 2017 was $0.3 million. It is reasonably possible that approximately $0.3 million of the uncertain tax position could reverse in the next twelve months, as a result of the dissolution of related legal entities.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2018, 2017 and 2016, interest and penalties included in income tax expense were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. During 2018, the Company recently closed tax audits on its three Ecuadorian entities. The Company’s corporate U.S. federal and state tax returns for the current year and the three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and the four prior years remain subject to examination by tax authorities (except for the Ecuador entities, where the Company's foreign tax returns have been audited through 2017).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. Future minimum rental commitments, under non-cancellable operating leases as of December 31, 2018 are as follows:

For the Years Ended December 31,	Minimum lease payments
(In thousands)
2019	$1,180
2020	1,193
2021	1,226
2022	1,287
2023	1,212
Thereafter	1,603
Total	$7,701

Rent expense was approximately $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of operations.

Fleet Expansion

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel with a total purchase price of 1,066.0 million Norwegian Kroner (NOK). Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020. See Note 8 - Long-Term Debt for more information.

In February 2019, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, a sister ship of the National Geographic Endurance, targeted to be delivered in September 2021. See Note 17 - Subsequent Events.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic through 2025, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2018, 2017 and 2016 totaled $5.0 million, $4.5 million and $4.2 million, respectively.

The royalty balances payable to National Geographic as of December 31, 2018 and 2017 was $1.0 million and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

In 2015, the Company, Mr. Lindblad and National Geographic entered into a call option agreement where Mr. Lindblad agreed to grant National Geographic an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the alliance and license agreements and the tour operator agreement. The Company initially recorded a $13.8 million long-term asset in other long-term assets, using a fair value of $5.76 per option share, and is amortizing the cost through March 31, 2020. The balance of the license agreement as of December 31, 2018 and 2017 was $3.6 million and $6.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization of the National Geographic fee of $2.9 million within selling and marketing expense on the consolidated statements of operations. The asset was valued using a Black-Scholes valuation method with the following assumptions:

Stock price at July 9, 2015:	$10.75
Exercise price:	$10.00
Expected term (years):	5
Volatility:	60%
Risk free rate:	1.58%
Dividend rate:	0%

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2018, 2017 and 2016, these fees totaled $0.8 million, $0.6 million and $0.5 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. Royalty payments are charged to cost of tours expenses. Royalty expense for each of the years ended December 31 2018, 2017 and 2016 was $0.7 million.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2019	$10,921
2020	9,467
2021	2,031
2022	1,850
Total	$24,269

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

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos who provides advisory and administrative services, and operational support for the Company’s vessels stationed there, the National Geographic Endeavour II and National Geographic Islander. This agreement is in effect through December 31, 2019.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, there are no outstanding proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan and trust for its employees. The Company matched 30% in 2018, 30% in 2017 and 25% in 2016, respectively, of employee contributions up to annual maximum of $2,100 for 2018, $2,100 for 2017 and $1,800 for 2016. For the years ended December 31, 2018, 2017 and 2016, the Company’s benefit plan contributions amounted to $0.3 million, $0.3 million and $0.2 million, respectively. The benefit plan contribution is recorded within general and administrative expenses on the consolidated statements of operations.

NOTE 12 – STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200.0 million. Each unit consisted of one share of the Company’s common stock, $0.0001 par value and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the merger with Lindblad Expeditions, Inc. in 2015, the Company forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion of the merger and terminating five years thereafter.

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

Certain of the outstanding warrants were privately acquired from the Company by its sponsor and certain of the Company’s initial officers and directors and are identical to the warrants included in the units sold in the offering except that such warrants: (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees.

Stock and Warrant Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan, which was authorized in 2015, authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Pursuant to the Repurchase Plan, the Company (i) repurchased 568,446 warrants for $0.8 million and 9,030 shares of common stock for $0.1 million in 2018, (ii) repurchased a total of 529,867 warrants for $1.1 million and 547,058 shares of common stock for $5.1 million in 2017, and (iii) repurchased 2,821,995 warrants for $7.3 million and 308,718 shares of common stock for $3.0 million in 2016. Since the Repurchase Plan inception, the Company has cumulatively repurchased 864,806 shares of common stock for $8.1 million and 6,011,926 warrants for $14.7 million, as of December 31, 2018. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2018 was $12.1 million.

NOTE 13 – STOCK-BASED COMPENSATION

In 2017, the Company’s compensation committee approved an employee incentive plan which authorizes awarding restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan.

The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, restricted stock units and performance-based restricted shares or units in order to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 2.5 million, with approximately 2.2 million shares available as of December 31, 2018. The Company typically settles stock-based awards with newly issued shares.

Time-based awards generally vest ratably over a three-year period following the date of grant, and performance-based awards generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition.

2018 Long-Term Incentive Compensation

During the year ended December 31, 2018, the Company granted under the 2015 Long-Term Incentive Plan 178,648 RSUs with a weighted average grant price of $10.73, 88,851 of targeted PSUs with a weighted average grant price of $10.27, and 38,555 restricted shares with a weighted average grant price of $12.97, which vest over one year from grant date. The RSUs will primarily vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company or its subsidiaries on the applicable vesting date.

The PSUs are performance-vesting equity incentive awards that will be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of PSUs determined was based upon the closing price of our common stock on the award date. The Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number of PSU’s expected to vest.

2017 Long-Term Incentive Compensation

In March 2017, the Company’s compensation committee (or a subcommittee thereof) approved awards of RSUs and PSUs to key employees under the Company’s 2015 Long-Term Incentive Plan. The Company granted 171,388 RSUs on April 3, 2017 at a grant price of $8.98. The RSU’s will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with us or our subsidiaries on the applicable vesting date.

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

The following table is a summary of PSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	-	$-
Granted	126,953	8.98
Vested and released	-	-
Forfeited	(39,161)	8.98
Balance, December 31, 2017	87,792	8.98
Granted	88,851	10.27
Vested and released	-	-
Forfeited	(13,863)	8.98
Balance, December 31, 2018	162,780	9.63

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

The following table is a summary of restricted stock and RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	-	$-
Granted	213,812	9.97
Vested and released	(11,791)	11.20
Forfeited	-	-
Balance, December 31, 2016	202,021	9.90
Granted	940,147	9.56
Vested and released	(299,951)	9.72
Forfeited	(63,945)	9.41
Balance, December 31, 2017	778,272	9.60
Granted	217,203	11.12
Vested and released	(352,116)	9.67
Forfeited	(23,633)	9.60
Balance, December 31, 2018	619,726	10.16

Stock Options

Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted under the Company's incentive plans were estimated using the following assumptions:

2016 Grants
Stock price	$9.63
Exercise price	$9.63
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	1.18%
Expected term in years	5.11

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	2,849,071	$2.69	3.7	$23,992,814
Granted	220,000	9.63
Exercised	(638,223)	1.76
Forfeited	(300,000)	10.58
Options outstanding as of December 31, 2016	2,130,848	2.57	2.8	146,542,221
Granted	-	-
Exercised	(955,424)	1.76
Forfeited	-	-
Options outstanding as of December 31, 2017	1,175,424	3.23	2.4	7,707,255
Granted	-	-
Exercised	(955,424)	1.76
Forfeited	-	-
Options outstanding as of December 31, 2018	220,000	9.63	7.6	842,000

	As of December 31, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	220,000	$9.63	7.6	$842,000
Options exercisable	113,333	9.68	7.6	428,333

During the year ended December 31, 2018, 955,424 stock options, net were exercised at a weighted average exercise price of $1.76 per share in cashless transactions, resulting in the issuance of 442,820 shares of common stock.

Stock-based Compensation Expense

Stock-based compensation expense for 2018, 2017 and 2016 was $4.4 million, $10.6 million and $5.4 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.1 million and $0.1 million, respectively. As of December 31, 2018, unrecognized stock-based compensation expense was $4.4 million. This amount is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 14 – RELATED PARTY TRANSACTIONS – STOCKHOLDER LOANS

Described below are the Company's related party transactions.

Capitol Acquisition Corp. II

All of the initial shares of common stock issued by the Company to its sponsor and initial shareholders (Capitol Acquisition Management 2 LLC, L. Dyson Dryden, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha) were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the July 8, 2015 merger, including certain founder forfeiture shares which were subject to forfeiture in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following July 8, 2015. The portion of the founder shares not subject to forfeiture were released from escrow following July 8, 2016 and the remainder of the founder forfeiture shares were released from escrow during 2018 as the conditions for release, set forth above, were satisfied.

Lindblad Expeditions, Inc.

The Company and National Geographic collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. During the years ended December 31, 2018 and 2017, the Company paid an aggregate of $6.1 million and $5.2 million, respectively, to National Geographic under these agreements, which are included within selling and marketing expenses on the accompanying consolidated statements of operations. The extension of the agreements between the Company and National Geographic in connection with the mergers was contingent on the execution by Mr. Lindblad of an option agreement granting National Geographic the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of Capitol’s common stock as July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan, 15,600,000 shares issuable upon the exercise of warrants and 1,250,000 shares of escrowed common stock, unless such escrowed shares are released from escrow, in which case such shares will be included in the 5% calculation).

In connection with the 2015 merger of Capital Acquisition Corp. II and Lindblad Expeditions, Inc., the stockholders of Capitol Acquisition Corp. II prior to its initial public offering, (Capitol Acquisition Management 2 LLC, L. Dyson Dryden, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha), collectively agreed to make a charitable contribution of an aggregate of 500,000 founder’s shares in the Company to the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”), established by National Geographic, for no additional consideration. The LEX-NG Fund is managed jointly by a Lindblad staff member and a National Geographic staff member and the board is comprised of five members with Mr. Lindblad acting as Chairman. The contributed shares were placed into escrow and subject to certain conditional terms. During 2018, the conditional terms were met and all the contributed shares are available to the transferred from escrow to the LEX-NG Fund.

On May 4, 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020.

NOTE 15 – SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors.

The Company is primarily a specialty cruise operator with operations in two segments, Lindblad and Natural Habitat. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company evaluates the performance of the business based largely on the results of its operating segments. The CODM and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments.

During the second quarter of 2016, the Company completed its acquisition of Natural Habitat. As a result of the acquisition, the Company updated its reporting information and its operating segments to add Natural Habitat as a separate operating and reporting segment.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the full year ended December 31, 2018, 2017 and 2016, operating results were as follows:

	For the years ended December 31,
(In thousands)	2018	2017	Change	%	2016	Change	%
Tour revenues:
Lindblad	$246,334	$216,815	$29,519	14%	$207,836	$8,979	4%
Natural Habitat (a)	63,400	49,689	13,711	28%	34,510	15,179	44%
Total tour revenues	$309,734	$266,504	$43,230	16%	$242,346	$24,158	10%
Operating income (loss):
Lindblad	$19,798	$7,292	$12,506	172%	$11,794	$(4,502)	(38%)
Natural Habitat (a)	5,540	3,452	2,088	60%	2,187	1,265	58%
Total operating income	$25,338	$10,744	$14,594	136%	$13,981	$(3,237)	(23%)

__________

(a) The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

Depreciation and amortization are included in segment operating income as shown below:

	For the years ended December 31,
(In thousands)	2018	2017	Change	%	2016	Change	%
Depreciation and amortization:
Lindblad	$19,277	$15,969	$3,308	21%	$17,569	$(1,600)	(9%	)
Natural Habitat (a)	1,491	1,382	109	8%	851	531	62%
Total depreciation and amortization	$20,768	$17,351	$3,417	20%	$18,420	$(1,069)	(6%	)

__________

(a) The 2016 Natural Habitat segment results represent activity from acquisition date of May 2016 through December 31, 2016.

The following table presents our total assets, intangibles, net and goodwill by segment:

	For the years ended December 31,
(In thousands)	2018	2017
Total Assets:
Lindblad	$409,622	$371,080
Natural Habitat	63,787	53,268
Total assets	$473,409	$424,348
Intangibles, net:
Lindblad	$4,050	$4,776
Natural Habitat	3,925	4,778
Total intangibles, net	$7,975	$9,554
Goodwill
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

Intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation for the years ended December 31, 2018, 2017 and 2016 were $3.7, $2.0 and $0.5 million, respectively.

NOTE 16 – QUARTERLY FINANCIAL DATA – UNAUDITED

Provided below are selected unaudited quarterly financial data for 2018 and 2017. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K and include all adjustments necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

The earnings per share information is calculated independently for each quarter based on the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on factors such as the number of shares in a period that are issued, vest, or repurchased, our quarterly income levels and our stock’s market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the consolidated statements of operations.

The following is the quarterly financial data for the years ended December 31, 2018 and 2017:

	2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$82,410	$69,473	$87,242	$70,609	$309,734
Gross profit	$46,539	$35,663	$42,278	$31,511	$155,991
Net income (loss)	$10,917	$(159)	$5,346	$(4,552)	$11,552
Diluted earnings (loss) per share	$0.24	$0.00	$0.11	$(0.10)	$0.24

	2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$63,128	$55,571	$84,584	$63,221	$266,504
Gross profit	$30,525	$26,874	$46,104	$27,475	$130,978
Net income (loss)	$625	$(2,578)	$9,443	$(15,019)	$(7,529)
Diluted earnings (loss) per share	$0.01	$(0.06)	$0.20	(0.36)	$(0.19)

NOTE 17 – SUBSEQUENT EVENTS

On February 25, 2019, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% to be paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021.