Form 10-Q
period 2019-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2019-05-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, 45,798,866 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, IN

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2019

PART 1.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2019	As of December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$70,103	$113,396
Restricted cash	30,537	8,755
Marine operating supplies	5,465	5,165
Inventories	1,523	1,604
Prepaid expenses and other current assets	27,963	21,263
Total current assets	135,591	150,183

Property and equipment, net	315,330	285,979
Goodwill	22,105	22,105
Intangibles, net	7,580	7,975
Deferred tax asset	1,078	-
Right-to-use lease assets	6,027	-
Other long-term assets	6,096	7,167
Total assets	$493,807	$473,409

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$129,505	$123,489
Accounts payable and accrued expenses	31,176	33,944
Lease liabilities - current	1,166	-
Long-term debt - current	2,000	2,000
Total current liabilities	163,847	159,433

Long-term debt, less current portion	188,005	188,089
Deferred tax liabilities	-	2,787
Lease liabilities	5,026	-
Other long-term liabilities	1,379	554
Total liabilities	358,257	350,863

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,908	6,502

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,768,715 and 45,814,925 issued, 45,608,143 and 45,442,728 outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	41,102	41,539
Retained earnings	89,844	75,171
Accumulated other comprehensive income	(2,309)	(671)
Total stockholders' equity	128,642	116,044
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$493,807	$473,409

 The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2019	2018

Tour revenues	$89,654	$82,410

Operating expenses:
Cost of tours	39,017	35,871
General and administrative	16,082	15,050
Selling and marketing	14,002	12,073
Depreciation and amortization	6,188	5,045
Total operating expenses	75,289	68,039

Operating income	14,365	14,371

Other expense:
Interest expense, net	(2,989)	(2,734)
Gain (loss) on foreign currency	656	(451)
Other (expense) income	(19)	8
Total other expense	(2,352)	(3,177)

Income before income taxes	12,013	11,194
Income tax (benefit) expense	(3,066)	277

Net income	15,079	10,917
Net income attributable to noncontrolling interest	406	121

Net income available to common stockholders	$14,673	$10,796

Weighted average shares outstanding
Basic	45,565,381	45,274,540
Diluted	47,429,343	45,667,565

Net income per share available to common stockholders
Basic	$0.32	$0.24
Diluted	$0.31	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	For the three months ended March 31,
	2019	2018
Net Income	$15,079	$10,917
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	(1,638)	-
Total other comprehensive income	(1,638)	-
Total comprehensive income	$13,441	$10,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	$(671)	$116,044
Stock-based compensation	-	-	753	-	-	753
Issuance of stock for equity compensation plans, net	(44,315)	-	(1,167)	-	-	(1,167)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Other comprehensive loss, net	-	-	-	-	(1,638)	(1,638)
Net income	-	-	-	14,673	-	14,673
Balance as of March 31, 2019	45,768,715	$5	$41,102	$89,844	$(2,309)	$128,642

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2018	45,427,030	$5	$42,498	$63,819	-	$106,322
Stock-based compensation	-	-	866	-	-	866
Issuance of stock for equity compensation plans, net	349,643	-	(4,179)	-	-	(4,179)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Net income	-	-	-	10,796	-	10,796
Balance as of March 31, 2018	45,767,643	$5	$38,331	$74,615	$-	$112,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$15,079	$10,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,188	5,045
Amortization of National Geographic fee	727	727
Amortization of deferred financing costs and other, net	434	608
Stock-based compensation	753	866
Deferred income taxes	(3,865)	347
(Gain) loss on foreign currency	(656)	451
Write-off of unamortized issuance costs related to debt refinancing	-	359
Changes in operating assets and liabilities
Marine operating supplies and inventories	(219)	(400)
Prepaid expenses and other current assets	(6,699)	(1,754)
Right-to-use lease assets	(6,027)	-
Lease liabilities	6,192	-
Unearned passenger revenues	6,016	(939)
Other long-term assets	(1,294)	10
Other long-term liabilities	825	8
Accounts payable and accrued expenses	(2,112)	(5,727)
Net cash provided by operating activities	15,342	10,518

Cash Flows From Investing Activities
Purchases of property and equipment	(35,144)	(14,502)
Net cash used in investing activities	(35,144)	(14,502)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	200,000
Repayments of long-term debt	(500)	(170,625)
Payment of deferred financing costs	(18)	(6,297)
Repurchase under stock-based compensation plans and related tax impacts	(1,167)	(4,179)
Repurchase of warrants and common stock	(23)	(854)
Net cash (used in) provided by financing activities	(1,708)	18,045
Effect of exchange rate changes on cash	-	(40)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,510)	14,021
Cash, cash equivalents and restricted cash at beginning of period	122,150	103,500

Cash, cash equivalents and restricted cash at end of period	$100,640	$117,521

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,377	$3,012
Income taxes	$23	$45
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$-	$1,682
Additional paid-in capital exchange proceeds used for option shares	$-	$(1,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of eight owned expedition ships and five seasonal charter vessels under the Lindblad brand and operate eco-conscious expeditions and nature-focused, small-group tours under the Natural Habitat, Inc. (“Natural Habitat”) brand.

The Company operates the following reportable business segments:

Lindblad – Offers primarily ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Natural Habitat – Offers primarily land-based adventure travel expeditions around the globe, as well as select itineraries on small chartered vessels for parts of the year. Natural Habitat’s expeditions include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

The Company’s common stock and warrants are listed on the NASDAQ Capital Market under the symbols “LIND” and “LINDW,” respectively.

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the “2018 Annual Report”).

The presentation of certain prior year items in the notes to the condensed consolidated financial statements of the Company have been reclassified to conform to the 2019 presentation. The reclassifications had no effect on previously reported results of operations or retained earnings.

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2018 Annual Report other than those noted below.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (“ASC”) 842-Leases as updated by Accounting Standards Update (“ASU”) 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. During the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million and $0.3 million, respectively, in operating lease expense. As of March 31, 2019, the Company’s remaining weighted average operating lease terms were approximately 71.1 months. A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2019 is as follows:

(In thousands)	Operating Lease Payments
(unaudited)
2019 (nine months)	$870
2020	1,190
2021	1,222
2022	1,283
2023	1,165
Thereafter	1.602
Present value discount (6% weighted average)	(1,140)
Total lease liability	$6,192

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, electing to apply retrospectively at the period of adoption with practical expedients. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $6.2 million and related right-to-use lease assets.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment is intended to improve the effectiveness of fair value measurement disclosures by adding and modifying a few disclosure requirements, as well as eliminating several disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, and it did not have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2019, and it did not have a material impact on the Company's financial statements at the time of adoption.

NOTE 2 – EARNINGS PER SHARE

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

For the three months ended March 31, 2019 and 2018, the Company calculated earnings per share as follows:

	For the three months ended March 31,
(In thousands, except share and per share data)	2019	2018
	(unaudited)	(unaudited)
Net income available to common stockholders	$14,673	$10,796

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	45,565,381	45,274,540
Dilutive potential common shares	1,863,962	393,025
Total weighted average shares outstanding, diluted	47,429,343	45,667,565

Net income per share available to common stockholders
Basic	$0.32	$0.24
Diluted	$0.31	$0.24

As of March 31, 2019, 0.2 million restricted shares are excluded from dilutive potential common shares as they were anti-dilutive. As of March 31, 2018, 0.2 million restricted shares, 0.2 million options and 10.1 million warrants are excluded from dilutive potential common shares as they were anti-dilutive.

NOTE 3 – REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheets when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. The change in contract liabilities within unearned passenger revenues presented in our condensed consolidated balance sheets are as follows:

As of March 31, 2019
(In thousands)	(unaudited)
Balance as of January 1, 2019	$70,903
Recognized in tour revenues during the period	(69,837)
Additional contract liabilities in period	51,616
Balance as of March 31, 2019	$52,682

The following table disaggregates our total revenues by revenue type:

	For the three months ended March 31,
	2019	2018
(In thousands)	(unaudited)	(unaudited)
Guest ticket revenues	$80,333	$74,330
Other tour revenue	9,321	8,080
Tour Revenues	$89,654	$82,410

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the three months ended March 31,
(In thousands)	2019	2018
	(unaudited)	(unaudited)
Cash and cash equivalents	$70,103	$97,284
Restricted cash	30,537	20,237
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$100,640	$117,521

Restricted cash consist of the following:

	As of March 31, 2019	As of December 31, 2018
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$27,198	$5,823
Credit card processor reserves	1,530	1,530
Certificates of deposit and other restricted securities	1,809	1,402
Total restricted cash	$30,537	$8,755

The Company’s prepaid expenses and other current assets consist of the following:

(In thousands)	As of March 31, 2019	As of December 31, 2018
	(unaudited)
Prepaid tour expenses	$14,816	$10,617
Prepaid corporate insurance	3,426	1,158
Prepaid client insurance	2,659	2,436
Prepaid marketing, commissions and other expenses	2,639	2,622
Prepaid air expense	2,473	2,973
Prepaid port agent fees	1,781	1,433
Prepaid income taxes	169	24
Total prepaid expenses	$27,963	$21,263

The Company’s accounts payable and accrued expenses consist of the following:

(In thousands)	As of March 31, 2019	As of December 31, 2018
	(unaudited)
Accounts payable	$11,545	$9,326
Accrued other expense	9,323	11,851
Employee liability	2,979	2,943
Bonus compensation liability	1,985	5,195
Royalty payable	1,417	1,005
Income tax liabilities	1,817	576
Travel certificate liability	882	1,088
Refunds and commissions payable	801	1,533
Accrued travel insurance expense	427	427
Total accounts payable and accrued expenses	$31,176	$33,944

NOTE 5 – LONG-TERM DEBT

	As of March 31, 2019			As of December 31, 2018
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	198,500	(11,020)	187,480	199,000	(11,436)	187,564
Total long-term debt	201,025	(11,020)	190,005	201,525	(11,436)	190,089
Less current portion	(2,000)	-	(2,000)	(2,000)	-	(2,000)
Total long-term debt, non-current	$199,025	$(11,020)	$188,005	$199,525	$(11,436)	$188,089

For the three months ended March 31, 2019 and 2018, deferred financing costs charged to interest expense was $0.4 million and $0.6 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%, for an aggregated rate of 5.99% as of March 31, 2019. Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. As of March 31, 2019, the Company had no borrowings under the Revolving Facility.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020. If drawn upon, the loan will be made at the time of delivery of the vessel. The Export Credit Agreement, at the Company's election, will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Covenants

The Company’s Amended Credit Agreement and Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of March 31, 2019, the Company was in compliance with its covenants.

NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

The Company’s derivative assets and liabilities consist principally of foreign exchange forward contracts and interest rate caps and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as quoted market prices are not readily available. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves and counterparty credit risks.

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian, New Zealand and Zimbabwe dollars, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to Norwegian Kroner ("NOK"), related to the Company’s contract to purchase the new polar ice-class vessel (see Note 11 – Commitments and Contingencies). The cost of the foreign exchange forward contracts will be amortized to interest expense over their lives, from the effective date through settlement dates.

Interest Rate Risk. The Company uses interest rate caps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the period ended March 31, 2019. The Company estimates that approximately $0.3 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of March 31, 2019:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	150,131

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
	(unaudited)
(in thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Asset Derivatives
Derivatives designated as hedging instruments
Foreign exchange forward(a)	$-	$1,629	$-	$-
Interest rate cap(b)	560	-	710	-
Total	$560	$1,629	$710	$-
Derivatives not designated as hedging instruments
Foreign exchange forward(c)	$-	$672	$-	$1,328
Total	$-	$672	$-	$1,328

_________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets and other long-term assets.
(c)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
	(unaudited)
Derivatives designated as hedging instruments (a):
Foreign exchange forward contracts	$1,488	$-
Interest rate caps	149	-

Derivatives not designated as hedging instruments (b):
Foreign exchange forward contracts	656	(451)
Total	$2,293	$(451)

__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three months ended March 31, 2019, a gain of $0.7 million was recognized in gain (loss) on foreign currency. During the three months ended March 31, 2018, a loss of $0.5 million was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2019, the Company repurchased 1,895 shares of common stock for approximately $23,000. The Company has cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of March 31, 2019.

As of March 31, 2019, 10,088,074 warrants, expiring July 8, 2020, were outstanding to purchase common stock at a price of $11.50 per share.

NOTE 8 – STOCK BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to key employees, and as of March 31, 2019, approximately 1.3 million shares were available to be granted.

As of March 31, 2019 and December 31, 2018, options to purchase an aggregate of 220,000 shares of the Company’s common stock, with a weighted average exercise price of $9.63, were outstanding. As of March 31, 2019, 120,000 options were exercisable.

The Company recorded stock-based compensation expense of $0.8 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively.

2019 Long-Term Incentive Compensation

During the three months ended March 31, 2019, the Company granted 105,406 restricted stock units ("RSUs") with a weighted average grant price of $15.16. The RSUs will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date.

During the three months ended March 31, 2019, the Company awarded 61,631 of targeted performance stock units ("PSUs") with a weighted average grant price of $15.25. The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of our common stock on the date of the award.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company and National Geographic collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. The extension of the agreements, entered into July 2015, between the Company and National Geographic was contingent on the execution by Mr. Lindblad of an option agreement granting National Geographic the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of the Company’s common stock as July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan and shares issuable upon the exercise of warrants). During March 2019, National Geographic exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired 891,113 shares from Mr. Lindblad.

NOTE 10 – INCOME TAXES

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2019, and December 31, 2018, the Company had a liability for unrecognized tax benefits of $0.1 million and $0.6 million, respectively, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2019 and 2018, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three months ended March 31, 2019 was a benefit of 25.5% and for the three months ended March 31, 2018 was an expense of 2.5%.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns for the current year and three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and four prior years remain subject to examination by tax authorities (except for the Ecuador entities, where the Company's foreign tax returns for the current year and three prior years remain subject to examination by tax authorities).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

In 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, the National Geographic Endurance, with a total purchase price of 1,066.0 million NOK. Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in January 2020.

During February 2019, the Company entered into an agreement with Ulstein Verft, to construct a second polar ice class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021. During March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the second polar ice class vessel of $153.5 million, subject to potential contract specification adjustments.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. A pre- and post-expedition extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights. Royalty expense was $1.4 million for the three months ended March 31, 2019 and 2018.

The royalty balances outstanding to National Geographic as of March 31, 2019 and December 31, 2018 was $1.4 million and $1.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.2 million for the three months ended March 31, 2019 and 2018.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2019 are as follows:

Charter Commitments
For the years ended December 31,	Amount
(In thousands)	(unaudited)
2019 (nine months)	$7,098
2020	9,871
2021	2,031
2022	1,850
Total	$20,850

Legal Proceedings

From time to time, the Company is party to litigation and regulatory matters and claims. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. The results of complex proceedings and reviews are difficult to predict and the Company’s view of these matters may change in the future as events related thereto unfold. An unfavorable outcome to any legal or regulatory matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

NOTE 12 – SEGMENT INFORMATION

The Company is primarily a specialty cruise and adventure expedition operator with operations in two segments, Lindblad and Natural Habitat. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker, or CODM, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three months ended March 31, 2019 and 2018, operating results were as follows:

	For the three months ended March 31,
	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)
Tour revenues:
Lindblad	$76,038	$70,453	$5,585	8%
Natural Habitat	13,616	11,957	1,659	14%
Total tour revenues	$89,654	$82,410	$7,244	9%
Operating Income:
Lindblad	$13,641	$13,439	$202	2%
Natural Habitat	724	932	(208)	(22%)
Total operating income	$14,365	$14,371	$(6)	(0%)

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$5,794	$4,684	$1,110	24%
Natural Habitat	394	361	33	9%
Total depreciation and amortization	$6,188	$5,045	$1,143	23%

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of March 31, 2019	As of December 31, 2018
(In thousands)	(unaudited)
Total Assets:
Lindblad	$425,307	$409,622
Natural Habitat	68,500	63,787
Total assets	$493,807	$473,409

Intangibles, net:
Lindblad	$3,869	$4,050
Natural Habitat	3,711	3,925
Total intangibles, net	$7,580	$7,975

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three months ended March 31, 2019 and 2018 there were $1.7 million and $1.0 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

NOTE 13 – SUBSEQUENT EVENT

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”). Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel targeted to be completed in September 2021. The Second Export Credit Agreement will bear an interest rate, at the Company’s option, of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. 30% of the borrowing will mature over five years from drawdown, and 70% of the borrowing will mature over twelve years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for eksportkreditt, the official export credit agency of Norway.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with new and existing laws and regulations, including environmental regulations;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019 (the “2018 Annual Report”).

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

Business Overview

Lindblad provides expedition cruising and land-based adventure travel experiences, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as the Arctic, Antarctica, the Galápagos, Alaska, Baja's Sea of Cortez, Costa Rica, Panama, polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures and African safaris. We operate a fleet of eight owned expedition ships and we have also contracted for two new polar ice class vessels, the National Geographic Endurance, targeted to be completed in January 2020, and a sister ship of the National Geographic Endurance, targeted to be completed in September 2021.

In addition, we operate five seasonal charter vessels under the Lindblad brand. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

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

First Quarter Highlights

During February 2019, we entered into an agreement to construct a second polar ice class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner ("NOK"). In March 2019, we entered into a foreign exchange forward contract hedge to lock in a purchase price of approximately $153.5 million. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2019 and 2018;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

●

Other tour revenues from the sale of pre- or post-expedition excursions, hotel accommodations, air transportation to and from the ships, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees.

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

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands)	2019	2018	Change	%

Tour revenues	$89,654	$82,410	$7,244	9%

Cost of tours	39,017	35,871	3,146	9%
General and administrative	16,082	15,050	1,032	7%
Selling and marketing	14,002	12,073	1,929	16%
Depreciation and amortization	6,188	5,045	1,143	23%
Operating income	$14,365	$14,371	$(6)	(0%)
Net income	$15,079	$10,917	$4,162	38%
Earnings per share available to common stockholders
Basic	$0.32	$0.24	$0.08
Diluted	$0.31	$0.24	$0.07

Comparison of the Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018 - Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2019 increased $7.2 million, or 9%, to $89.7 million compared to $82.4 million for the three months ended March 31, 2018. The Lindblad segment tour revenues increased by $5.6 million, primarily driven by an increase in Available Guest Nights during 2019, mainly due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $1.6 million over the prior year period, primarily due to additional departures and an increase in pricing.

Cost of Tours

Total cost of tours for the three months ended March 31, 2019 increased $3.1 million, or 9%, to $39.0 million compared to $35.9 million for the three months ended March 31, 2018. At the Lindblad segment, cost of tours increased $2.6 million, primarily due to incremental costs related to the National Geographic Venture and higher air expense, partially offset by lower drydock and land costs. At the Natural Habitat segment, cost of tours increased $0.5 million, due to additional departures.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 increased $1.0 million, or 7%, to $16.1 million compared to $15.1 million for the three months ended March 31, 2018. At the Lindblad segment, general and administrative expenses increased $0.2 million over the prior year period due to increased personnel costs and credit card commissions, mostly offset by the absence of the debt refinancing costs incurred in 2018. At the Natural Habitat segment, general and administrative expenses increased $0.8 million, primarily due to an increase in personnel costs.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2019 increased $1.9 million, or 16%, to $14.0 million compared to $12.1 million for the three months ended March 31, 2018. At the Lindblad segment, selling and marketing expenses increased $1.4 million, primarily due to higher advertising spend and increased commission expenses. At the Natural Habitat segment, selling and marketing expenses increased $0.5 million, primarily driven by an increase in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2019 increased $1.1 million, or 23%, to $6.2 million, compared to $5.0 million for the three months ended March 31, 2018, primarily due to the addition of the National Geographic Venture to the Lindblad segment in December 2018.

Other Expense

Other expenses, for the three months ended March 31, 2019, decreased $0.8 million to $2.4 million from $3.2 million for the three months ended March 31, 2018, primarily due to the following:

●	A $0.7 million gain in foreign currency translation in 2019 compared to a loss of $0.5 million in 2018 due to the strengthening of the U.S dollar in relation to the Canadian dollar and the Euro.

●	A $0.3 million increase in interest expense, net to $3.0 million in 2019 due to increased borrowings in related to the debt refinancing in 2018.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2019	2018	Change	%
Tour revenues:
Lindblad	$76,038	$70,453	$5,585	8%
Natural Habitat	13,616	11,957	1,659	14%
Total tour revenues	$89,654	$82,410	$7,244	9%
Operating Income:
Lindblad	$13,641	$13,439	$202	2%
Natural Habitat	724	932	(208)	(22%)
Total operating income	$14,365	$14,371	$(6)	(0%)
Adjusted EBITDA:
Lindblad	$20,930	$20,889	$41	0%
Natural Habitat	1,118	1,293	(175)	(14%)
Total adjusted EBITDA	$22,048	$22,182	$(134)	(1%)

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Available Guest Nights	58,669	53,917
Guest Nights Sold	53,613	48,935
Occupancy	91%	91%
Maximum Guests	7,313	6,899
Number of Guests	6,532	6,177
Voyages	93	95

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2019 and 2018. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield and Net Yield	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2019	2018
Guest ticket revenues	$67,110	$62,681
Other tour revenue	8,928	7,772
Tour Revenues	76,038	70,453
Less: Commissions	(5,851)	(5,554)
Less: Other tour expenses	(5,687)	(4,118)
Net Revenue	$64,500	$60,781
Available Guest Nights	58,669	53,917
Gross Yield	$1,296	$1,307
Net Yield	1,099	1,127

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Available Guest Night)	2019	2018
Cost of tours	$31,321	$28,680
Plus: Selling and marketing	12,641	11,262
Plus: General and administrative	12,641	12,388
Gross Cruise Cost	56,603	52,330
Less: Commissions	(5,851)	(5,554)
Less: Other tour expenses	(5,687)	(4,118)
Net Cruise Cost	45,065	42,658
Less: Fuel expense	(2,688)	(2,110)
Net Cruise Cost Excluding Fuel	42,377	40,548
Non-GAAP Adjustments:
Stock-based compensation	(753)	(866)
National Geographic fee amortization	(727)	(727)
Reorganization costs	(15)	(180)
Debt refinancing costs	-	(993)
Adjusted Net Cruise Cost Excluding Fuel	$40,882	$37,782
Adjusted Net Cruise Cost	$43,570	$39,892
Available Guest Nights	58,669	53,917
Gross Cruise Cost per Available Guest Night	$965	$971
Net Cruise Cost per Available Guest Night	768	791
Net Cruise Cost Excluding Fuel per Available Guest Night	722	752
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	697	701
Adjusted Net Cruise Cost per Available Guest Night	743	740

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2019 increased $5.6 million, or 8%, to $76.0 million compared to $70.5 million for the three months ended March 31, 2018. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. Net Yields decreased for the three months ended March 31, 2019 to $1,099 compared to $1,127 for the three months ended March 31, 2018 due primarily to itinerary changes. Occupancy rates increased slightly to 91% for the three months ended March 31, 2019 compared to same period a year ago.

Operating Income

Operating income increased $0.2 million to $13.6 million for the three months ended March 31, 2019 compared to $13.4 million for the three months ended March 31, 2018. The increase was primarily driven by the addition of the National Geographic Venture, as well as lower drydock and land costs, partially offset by increased marketing and personnel costs.

Results of Operations – Natural Habitat Segment

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Tour Revenues

Tour revenues for the three months ended March 31, 2019 increased $1.6 million, or 14%, to $13.6 million compared to $12.0 million for the three months ended March 31, 2018, due to additional departures, as well as price increases.

Operating Income

Operating income for the three months ended March 31, 2019 decreased $0.2 million to $0.7 million compared to $0.9 million for the three months ended March 31, 2018, as tour revenue growth was more than offset by higher operating costs related to additional departures, as well as increased personnel and marketing costs to support future growth initiatives.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three months ended March 31, 2019 and 2018. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA - Consolidated
	For the three months ended March 31,
(In thousands)	2019	2018
Net income	$15,079	$10,917
Interest expense, net	2,989	2,734
Income tax (benefit) expense	(3,066)	277
Depreciation and amortization	6,188	5,045
(Gain) loss on foreign currency	(656)	451
Other expense (income), net	19	(8)
Stock-based compensation	753	866
National Geographic fee amortization	727	727
Reorganization costs	15	180
Debt refinancing costs	-	993
Adjusted EBITDA	$22,048	$22,182

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three months ended March 31, 2019 and 2018.

Reconciliation of Operating Income to Adjusted EBITDA - Lindblad Segment
	For the three months ended March 31,
(In thousands)	2019	2018
Operating income	$13,641	$13,439
Depreciation and amortization	5,794	4,684
Stock-based compensation	753	866
National Geographic fee amortization	727	727
Reorganization costs	15	180
Debt refinancing costs	-	993
Adjusted EBITDA	$20,930	$20,889

Reconciliation of Operating Income to Adjusted EBITDA - Natural Habitat Segment
	For the three months ended March 31,
	2019	2018
Operating income	$724	$932
Depreciation and amortization	394	361
Adjusted EBITDA	$1,118	$1,293

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 31, 2019 and 2018

 Net cash provided by operating activities was $15.3 million in 2019 compared to $10.5 million in 2018. The $4.8 million increase was primarily due to improved operating results.

Net cash used in investing activities was $35.1 million in 2019 compared to $14.5 million in 2018. The $20.6 million increase was due to an increase in purchases of property and equipment primarily related to the polar ice-class vessels.

Net cash used by financing activities was $1.7 million in 2019 compared to net cash provided by financing activities of $18.0 million in 2018. The $19.8 million decrease in cash provided was primarily due to the 2018 refinancing of our credit facility, which was partially offset by the $171.1 million repayment of the previous senior debt, payment of $6.5 million in deferred financing costs and $5.0 million of stock repurchases.

Funding Sources

Debt Facilities

Revolving Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.50%. During the second quarter of 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreement

Our senior secured credit agreement (the “Export Credit Agreement”) makes available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance, targeted to be completed in January 2020. If drawn upon, the loan will be made at the time of delivery of the vessel. The Export Credit Agreement, at our election, will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum.

The Amended Credit Agreement and the Export Credit Agreement contains financial and restrictive covenants. As of March 31, 2019, we were in compliance with our covenants.

 Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of March 31, 2019 and December 31, 2018, we had a working capital deficit of $28.3 million and $9.3 million, respectively. As of March 31, 2019 and December 31, 2018, we had $70.1 million and $113.4 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2019, we repurchased 1,895 shares of common stock for approximately $23,000. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of March 31, 2019.

In 2017, we executed a contract with Ulstein Verft to build a polar ice class vessel, the National Geographic Endurance, targeted to be competed in January 2020, with a total purchase price of 1,066.0 million Norwegian Kroner. Subsequently, we exercised our right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the contract with the remaining eighty percent due upon delivery and acceptance of the vessel. The remaining purchase price of the ship will be funded through a combination of cash available on our balance sheet, our Export Credit Agreement, our revolving credit facility and excess cash flows generated by our existing operations.

In February 2019, we entered into an agreement with Ulstein Verft to construct a second polar ice-class vessel, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). During March 2019, we entered into foreign exchange forward contract hedges to lock in a purchase price of $153.5 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in September 2021. On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our second new polar ice-class vessel.

The 2019 agreement to construct the polar ice class vessel created a material change in our future obligations from those reported in our 2018 Annual Report. The additional related obligations as of March 31, 2019 are as follows:

(In thousands)	Total	Current	1-2 years
New polar ice class vessel	$123,303	$30,453	$92,850

As of March 31, 2019, we had approximately $201.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our revolving credit facility, our senior secured credit agreements and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Off-Balance Sheet Arrangements

In 2018, the Company entered into an Export Credit Agreement as described above.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see the Company’s 2018 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2018 Annual Report, with the exception of foreign currency denominated agreement for the construction of our polar ice class vessel and the foreign exchange forward contracts that we entered into and designated as a cash flow hedge for the purchase of the contracted polar ice class vessel targeted to be delivered in September 2021.

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change (increase and decrease) in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of March 31, 2019, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2019 was $100.0 million. Based on our March 31, 2019 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2018 Annual Report filed on February 28, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2019.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. During the three months ended March 31, 2019, we repurchased 1,895 shares of common stock for approximately $23,000. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of March 31, 2019.

The following table represents information with respect to shares of common stock repurchased under the Repurchase Plan as well as shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2019(a)	74,659	$12.95	$22,721	$12,102,046
February 1 through February 28, 2019	-	-	-	12,102,046
March 1 through March 31, 2019(b)	14,565	15.25	-	12,102,046
Total	89,224		22,721

__________

(a)	Includes 72,764 shares withheld from vesting’s of stock-based compensation awards for employee income tax withholding and 1.895 shares repurchased under the Repurchase Plan.
(b)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
10.1	Shipbuilding Contract, dated February 25, 2019, between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. ††	Herewith
10.2	Senior Secured Credit Agreement, dated April 8, 2019, among the Company and Lindblad Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

††

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2019.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President