Form 10-Q/A
period 2019-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2019-05-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Lindblad Expeditions Holdings, Inc. for the period ended March 31, 2019, originally filed with the Securities and Exchange Commission on May 2, 2019 (the “Form 10-Q”), is to correct a file transmission error made by our third party EDGAR software provider which excluded Exhibit 10.2 to the Form 10-Q.

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