Form 10-Q
period 2019-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2019-08-01
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4749725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Morton Street, 9th Floor, New York, New York, 10014	(212) 261-9000
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIND	The NASDAQ Stock Exchange LLC

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

As of July 31, 2019, 49,627,732 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, IN

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2019

PART 1.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2019	As of December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$78,746	$113,396
Restricted cash	33,305	8,755
Marine operating supplies	5,086	5,165
Inventories	1,715	1,604
Prepaid expenses and other current assets	31,297	21,263
Total current assets	150,149	150,183

Property and equipment, net	316,709	285,979
Goodwill	22,105	22,105
Intangibles, net	7,185	7,975
Deferred tax asset	1,319	-
Right-to-use lease assets	5,808	-
Other long-term assets	5,219	7,167
Total assets	$508,494	$473,409

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$145,089	$123,489
Accounts payable and accrued expenses	31,200	33,944
Lease liabilities - current	947	-
Long-term debt - current	2,000	2,000
Total current liabilities	179,236	159,433

Long-term debt, less current portion	185,660	188,089
Deferred tax liabilities	-	2,787
Lease liabilities	5,046	-
Other long-term liabilities	1,259	554
Total liabilities	371,201	350,863

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	6,771	6,502

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,801,025 and 45,814,925 issued, 45,662,953 and 45,442,728 outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	41,617	41,539
Retained earnings	90,832	75,171
Accumulated other comprehensive income	(1,932)	(671)
Total stockholders' equity	130,522	116,044
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$508,494	$473,409

 The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Tour revenues	$76,658	$69,473	$166,311	$151,883

Operating expenses:
Cost of tours	37,520	33,810	76,537	69,681
General and administrative	16,268	15,879	32,350	30,929
Selling and marketing	12,567	10,583	26,569	22,656
Depreciation and amortization	6,182	4,994	12,370	10,038
Total operating expenses	72,537	65,266	147,826	133,304

Operating income	4,121	4,207	18,485	18,579

Other expense:
Interest expense, net	(3,188)	(2,870)	(6,176)	(5,604)
Gain (loss) on foreign currency	501	(1,141)	1,157	(1,592)
Other expense	(30)	(128)	(49)	(120)
Total other expense	(2,717)	(4,139)	(5,068)	(7,316)

Income before income taxes	1,404	68	13,417	11,263
Income tax expense (benefit)	553	227	(2,513)	503

Net income (loss)	851	(159)	15,930	10,760
Net (loss) income attributable to noncontrolling interest	(137)	(293)	269	(172)

Net income available to common stockholders	$988	$134	$15,661	$10,932

Weighted average shares outstanding
Basic	46,155,981	45,894,155	45,607,307	45,322,541
Diluted	49,485,004	46,442,611	48,281,002	45,594,980

Net income per share available to common stockholders
Basic	$0.02	$-	$0.34	$0.24
Diluted	$0.02	$-	$0.32	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Net income (loss)	$851	$(159)	$15,930	$10,760
Other comprehensive income:
Cash flow hedges:
Net unrealized gain (loss)	377	73	(1,261)	73
Total other comprehensive income (loss)	377	73	(1,261)	73
Total comprehensive income (loss)	1,228	(86)	14,669	10,833
Less: comprehensive (loss) income attributive to non-controlling interest	(137)	(293)	269	(172)
Comprehensive income attributable to common shareholders	$1,365	$207	$14,400	$11,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	$(671)	$116,044
Stock-based compensation	-	-	753	-	-	753
Issuance of stock for equity compensation plans, net	(44,315)	-	(1,167)	-	-	(1,167)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Other comprehensive loss, net	-	-	-	-	(1,638)	(1,638)
Net income available to common stockholders	-	-	-	14,673	-	14,673
Balance as of March 31, 2019	45,768,715	$5	$41,102	$89,844	$(2,309)	$128,642
Stock-based compensation	-	-	1,001	-	-	1,001
Issuance of stock for equity compensation plans, net	32,310	-	(486)	-	-	(486)
Other comprehensive income, net	-	-	-	-	377	377
Net income available to common stockholders	-	-	-	988	-	988
Balance as of June 30, 2019	45,801,025	$5	$41,617	$90,832	$(1,932)	$130,522

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2018	45,427,030	$5	$42,498	$63,819	-	$106,322
Stock-based compensation	-	-	866	-	-	866
Issuance of stock for equity compensation plans, net	349,643	-	(4,179)	-	-	(4,179)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Net income available to common stockholders	-	-	-	10,798	-	10,798
Balance as of March 31, 2018	45,767,643	$5	$38,331	$74,617	$-	$112,953
Stock-based compensation	-	-	1,119	-	-	1,119
Issuance of stock for equity compensation plans, net	8,005	-	(278)	-	-	(278)
Repurchase of shares and warrants	-	-	-	-	-	-
Other comprehensive income, net	-	-	-	-	73	73
Net income available to common stockholders	-	-	-	134	-	134
Balance as of June 30, 2018	45,775,648	$5	$39,172	$74,751	$73	$114,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$15,930	$10,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,370	10,038
Amortization of National Geographic fee	1,454	1,454
Amortization of deferred financing costs and other, net	911	1,045
Stock-based compensation	1,754	1,985
Deferred income taxes	(4,106)	152
(Gain) loss on foreign currency	(1,157)	1,592
Write-off of unamortized issuance costs related to debt refinancing	-	359
Loss on write-off of assets	-	129
Changes in operating assets and liabilities
Marine operating supplies and inventories	(32)	(39)
Prepaid expenses and other current assets	(10,033)	(7,048)
Right-to-use lease assets	(5,808)	-
Lease liabilities	5,993	-
Unearned passenger revenues	21,600	9,915
Other long-term assets	(767)	(1,120)
Other long-term liabilities	706	15
Accounts payable and accrued expenses	(1,587)	(4,457)
Net cash provided by operating activities	37,228	24,780

Cash Flows From Investing Activities
Purchases of property and equipment	(42,311)	(31,502)
Net cash used in investing activities	(42,311)	(31,502)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	200,000
Repayments of long-term debt	(1,000)	(170,625)
Payment of deferred financing costs	(2,340)	(6,486)
Repurchase under stock-based compensation plans and related tax impacts	(1,653)	(4,457)
Repurchase of warrants and common stock	(23)	(854)
Net cash (used in) provided by financing activities	(5,016)	17,578
Effect of exchange rate changes on cash	-	8
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,099)	10,864
Cash, cash equivalents and restricted cash at beginning of period	122,150	103,500

Cash, cash equivalents and restricted cash at end of period	$112,051	$114,364

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$6,999	$6,534
Income taxes	$564	$776
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$225	$1,682
Additional paid-in capital exchange proceeds used for option shares	$(225)	$(1,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of eight owned expedition ships and five seasonal charter vessels under the Lindblad brand and operates eco-conscious expeditions and nature-focused, small-group tours under the Natural Habitat, Inc. (“Natural Habitat”) brand.

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

Natural Habitat – Offers primarily land-based adventure travel expeditions around the globe, as well as select itineraries on small chartered vessels for parts of the year, with unique itineraries designed to offer intimate encounters with nature and our planet's wild destinations. Natural Habitat creates opportunities for adventure and discovery that transform lives with expeditions that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

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

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (“ASC”) 842-Leases, as updated by Accounting Standards Update (“ASU”) 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. During the three and six months ended June 30, 2019, the Company recognized $0.4 million and $0.7 million, respectively, in operating lease expense. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, in operating lease expense. As of June 30, 2019, the Company’s remaining weighted average operating lease terms were approximately 69 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2019 is as follows:

(In thousands)	Operating Lease Payments
(unaudited)
2019 (six months)	$581
2020	1,190
2021	1,222
2022	1,283
2023	1,165
Thereafter	1,603
Present value discount (6% weighted average)	(1,051)
Total lease liability	$5,993

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, electing to apply retrospectively at the period of adoption with practical expedients. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $6.2 million and related right-to-use lease assets as of January 1, 2019.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and early adoption was permitted. The Company adopted this guidance on January 1, 2019, and it did not have a material impact on the Company's financial statements.

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

For the three and six months ended June 30, 2019 and 2018, the Company calculated earnings per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income available to common stockholders	$988	$134	$15,661	$10,932

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	46,155,981	45,894,155	45,607,307	45,322,541
Dilutive potential common shares	3,329,023	548,456	2,673,695	272,439
Total weighted average shares outstanding, diluted	49,485,004	46,442,611	48,281,002	45,594,980

Net income per share available to common stockholders
Basic	$0.02	$-	$0.34	$0.24
Diluted	$0.02	$-	$0.32	$0.24

For the three and six months ended June 30, 2019, 0.1 million restricted shares are excluded from dilutive potential common shares as they were anti-dilutive. For the three months ended June 30, 2018, 0.2 million restricted shares and 0.2 million options are excluded from dilutive potential common shares as they were anti-dilutive. For the six months ended June 30, 2018, 0.2 million restricted shares, 0.2 million options and 10.1 million warrants are excluded from dilutive potential common shares as they were anti-dilutive.

On July 17, 2019, the Company completed a consent solicitation and exchange offer relating to the Company’s outstanding warrants (see Note 13 – Subsequent Event for more information).

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

 The change in contract liabilities within unearned passenger revenues presented in the Company's condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of January 1, 2019	$70,903
Recognized in tour revenues during the period	(70,903)
Additional contract liabilities in period	82,416
Balance as of June 30, 2019	$82,416

The following table disaggregates total revenues by revenue type:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
(In thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Guest ticket revenues	$69,737	$63,415	$150,070	$137,745
Other tour revenue	6,921	6,058	16,241	14,138
Tour revenues	$76,658	$69,473	$166,311	$151,883

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the six months ended June 30,
(In thousands)	2019	2018
	(unaudited)	(unaudited)
Cash and cash equivalents	$78,746	$91,561
Restricted cash	33,305	22,803
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$112,051	$114,364

Restricted cash consists of the following:

	As of June 30, 2019	As of December 31, 2018
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$32,000	$5,823
Certificates of deposit and other restricted securities	1,305	1,402
Credit card processor reserves	-	1,530
Total restricted cash	$33,305	$8,755

Prepaid expenses and other current assets consist of the following:

(In thousands)	As of June 30, 2019	As of December 31, 2018
	(unaudited)
Prepaid tour expenses	$18,860	$10,617
Prepaid corporate insurance	2,688	1,158
Prepaid client insurance	2,663	2,436
Prepaid air expense	2,585	2,973
Prepaid port agent fees	2,377	1,433
Prepaid marketing, commissions and other expenses	2,001	2,622
Prepaid income taxes	123	24
Total prepaid expenses	$31,297	$21,263

Accounts payable and accrued expenses consist of the following:

(In thousands)	As of June 30, 2019	As of December 31, 2018
	(unaudited)
Accrued other expense	$10,778	$11,851
Accounts payable	7,944	9,326
Bonus compensation liability	3,444	5,195
Employee liability	3,147	2,943
Income tax liabilities	1,988	576
Royalty payable	1,425	1,005
Refunds and commissions payable	1,107	1,533
Travel certificate liability	940	1,088
Accrued travel insurance expense	427	427
Total accounts payable and accrued expenses	$31,200	$33,944

NOTE 5 – LONG-TERM DEBT

	As of June 30, 2019			As of December 31, 2018
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	198,000	(12,865)	185,135	199,000	(11,436)	187,564
Total long-term debt	200,525	(12,865)	187,660	201,525	(11,436)	190,089
Less current portion	(2,000)	-	(2,000)	(2,000)	-	(2,000)
Total long-term debt, non-current	$198,525	$(12,865)	$185,660	$199,525	$(11,436)	$188,089

For the three and six months ended June 30, 2019, deferred financing costs charged to interest expense was $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2018, deferred financing costs charged to interest expense was $0.4 million and $1.0 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, for an aggregated rate of 5.648% as of June 30, 2019. Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. As of June 30, 2019, the Company had no borrowings under the Revolving Facility.

Senior Secured Credit Agreements

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

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”). Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel targeted to be completed in September 2021. The Second Export Credit Agreement will bear an interest rate, at the Company’s option, of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. 30% of the borrowing will mature over five years from drawdown, and 70% of the borrowing will mature over twelve years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.3 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of June 30, 2019, the Company was in compliance with its covenants.

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

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, South African Rand, Indian Rupee, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the six-month period ended June 30, 2019. The Company estimates that approximately $0.4 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of June 30, 2019:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	157,316

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
	(unaudited)
(in thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Asset Derivatives
Derivatives designated as hedging instruments
Foreign exchange forward (a)	$-	$1,536	$-	$-
Interest rate cap (b)	420	-	710	-
Total	$420	$1,536	$710	$-
Derivatives not designated as hedging instruments
Foreign exchange forward (c)	$-	$171	$-	$1,328
Total	$-	$171	$-	$1,328

_________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets and other long-term assets.
(c)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as hedging instruments (a):
Foreign exchange forward contracts	$(516)	$-	$972	$-
Interest rate caps	140	(73)	289	(73)

Derivatives not designated as hedging instruments (b):
Foreign exchange forward contracts	501	(1,141)	1,157	(1,592)
Total	$125	$(1,214)	$2,418	$(1,665)

__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and six months ended June 30, 2019, a gain of $0.5 million and $1.2 million, respectively, was recognized in gain (loss) on foreign currency. During the three and six months ended June 30, 2018, a loss of $1.1 million and $1.6 million, respectively, was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three and six months ended June 30, 2019, the Company repurchased 1,895 shares of common stock for approximately $23,000. The Company has cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of June 30, 2019.

Warrants

During the six months ended June 30, 2019, 2,600 warrants to purchase the Company's common stock were exercised. As of June 30, 2019, 10,085,474 warrants were outstanding to purchase common stock at a price of $11.50 per share. On July 17, 2019, the Company completed a consent solicitation and exchange offer relating to the Company’s outstanding warrants (see Note 13 – Subsequent Event for more information).

NOTE 8 – STOCK-BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to key employees, and as of June 30, 2019, approximately 1.3 million shares were available to be granted.

As of June 30, 2019, and December 31, 2018, options to purchase an aggregate of 200,000 and 220,000 shares, respectively, of the Company’s common stock, with a weighted average exercise price of $9.47 and $9.63, respectively, were outstanding. As of June 30, 2019, 100,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.0 million and $1.8 million during the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.0 million during the three and six months ended June 30, 2018, respectively.

2019 Long-Term Incentive Compensation

During the six months ended June 30, 2019, the Company granted 105,406 restricted stock units ("RSUs") with a weighted average grant price of $15.16. The RSUs will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date.

During the six months ended June 30, 2019, the Company awarded 61,631 of targeted performance stock units ("PSUs") with a weighted average grant price of $15.25. The PSUs are performance-vesting equity incentive awards that may be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards, if earned, will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of the Company's common stock on the date of the award.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company and National Geographic Society collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic Society alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. The extension of the agreements, entered into July 2015, between the Company and National Geographic Society was contingent on the execution by Mr. Lindblad, the Company's Chief Executive Officer, of an option agreement granting National Geographic Society the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of the Company’s common stock as of July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan and shares issuable upon the exercise of warrants). During March 2019, National Geographic Society exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired shares from Mr. Lindblad.

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

The Company accounts for income taxes using the asset and liability method, under which it recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, the Company does not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. The Company will continue to evaluate the deferred tax asset valuation allowance balances in all of its foreign and U.S. companies to determine the appropriate level of valuation allowances.

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2019, and December 31, 2018, the Company had a liability for unrecognized tax benefits of $0.1 million and $0.6 million, respectively, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and six months ended June 30, 2019 and 2018, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the six months ended June 30, 2019 and 2018 was a benefit of 18.7% and an expense of 4.5%, respectively.

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

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. A pre- and post-expedition extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights. Royalty expense was $1.8 million and $3.3 million, for the three and six months ended June 30, 2019, respectively, and $1.3 million and $2.1 million, for the three and six months ended June 30, 2018, respectively.

The royalty balance outstanding to National Geographic as of June 30, 2019 and December 31, 2018 was $1.4 million and $1.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of income. This royalty fee expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2019 are as follows:

Charter Commitments
For the years ended December 31,	Amount
(In thousands)	(unaudited)
2019 (six months)	$4,230
2020	11,215
2021	2,765
2022	1,850
Total	$20,060

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

NOTE 12 – SEGMENT INFORMATION

The Company is primarily a specialty cruise and adventure expedition operator with operations in two segments, Lindblad and Natural Habitat. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and six months ended June 30, 2019 and 2018, operating results were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Tour revenues:
Lindblad	$64,930	$59,556	$5,374	9%	$140,968	$130,009	$10,959	8%
Natural Habitat	11,728	9,917	1,811	18%	25,343	21,874	3,469	16%
Total tour revenues	$76,658	$69,473	$7,185	10%	$166,311	$151,883	$14,428	9%
Operating Income:
Lindblad	$5,302	$5,107	$195	4%	$18,943	$18,547	$396	2%
Natural Habitat	(1,181)	(900)	(281)	(31)%	(458)	32	(490)	NM
Total operating income	$4,121	$4,207	$(86)	(2% )	$18,485	$18,579	$(94)	(1% )

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,				For the six months ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$5,774	$4,626	$1,148	25%	$11,568	$9,309	$2,259	24%
Natural Habitat	408	368	40	11%	802	729	73	10%
Total depreciation and amortization	$6,182	$4,994	$1,188	24%	$12,370	$10,038	$2,332	23%

The following table presents the total assets, intangibles, net and goodwill by segment:

	As of June 30, 2019	As of December 31, 2018
(In thousands)	(unaudited)
Total Assets:
Lindblad	$428,055	$409,622
Natural Habitat	80,439	63,787
Total assets	$508,494	$473,409

Intangibles, net:
Lindblad	$3,688	$4,050
Natural Habitat	3,497	3,925
Total intangibles, net	$7,185	$7,975

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three and six months ended June 30, 2019 there were $0.7 million and $2.5 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the three and six months ended June 30, 2018 there were $0.4 million and $1.4 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

NOTE 13 – SUBSEQUENT EVENT

On June 14, 2019, the Company announced an offer to exchange all warrants to purchase common stock of the Company (the "Warrant Exchange"). The Warrant Exchange provided (i) an offer to each holder of the Company's outstanding warrants to receive 0.385 shares of common stock in exchange for each warrant tendered by the holder and exchanged pursuant to the Warrant Exchange, and (ii) the solicitation of consents (the "Consent Solicitation") from holders of the warrants to amend the warrant agreement that governs all of the warrants to permit the Company to require that each outstanding warrant not tendered in the Warrant Exchange be converted into 0.36575 shares of common stock. The Warrant Exchange and Consent Solicitation closed on July 17, 2019, with 9,935,000 warrants tendered via the Warrant Exchange for an aggregate of 3,824,959 shares of Company common stock, and approval was received to amend the warrant agreement to provide the Company with the right to require the holders of warrants not tendered in the Warrant Exchange to exchange their warrants for common stock of the Company at an exchange ratio of 0.36575 shares of common stock for each warrant. An aggregate of 150,474 warrants have not been tendered via the Warrant Exchange and will be converted into approximately 55,000 shares of Company common stock.  Following such conversion, no warrants will remain outstanding.

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

Business Overview

Lindblad provides expedition cruising and land-based adventure travel experiences, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures and wildlife experiences around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as the Arctic, Antarctica, the Galápagos, Alaska, Baja's Sea of Cortez, Costa Rica, Panama, polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures and African safaris.

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

2019 Highlights

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

During April 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”). Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel targeted to be completed in September 2021. The Second Export Credit Agreement will bear an interest rate, at our option, of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and six months ended June 30, 2019 and 2018;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, debt refinancing costs and certain other items. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry.

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, the National Geographic fee amortization, and certain other items.

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

Results of Operations - Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2019	2018	Change	%	2019	2018	Change	%
Tour revenues	$76,658	$69,473	$7,185	10%	$166,311	$151,883	$14,428	9%

Cost of tours	37,520	33,810	3,710	11%	76,537	69,681	6,856	10%
General and administrative	16,268	15,879	389	2%	32,350	30,929	1,421	5%
Selling and marketing	12,567	10,583	1,984	19%	26,569	22,656	3,913	17%
Depreciation and amortization	6,182	4,994	1,188	24%	12,370	10,038	2,332	23%
Operating income	$4,121	$4,207	$(86)	(2%)	$18,485	$18,579	$(94)	(1%)
Net income (loss)	$851	$(159)	$1,010	NM	$15,930	$10,760	$5,170	48%
Net income per share available to common stockholders
Basic	$0.02	$-	$0.02		$0.34	$0.24	$0.10
Diluted	$0.02	$-	$0.02		$0.32	$0.24	$0.08

Comparison of the Three and Six Months Ended June 30, 2019 to Three and Six Months Ended June 30, 2018 - Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2019 increased $7.2 million, or 10%, to $76.7 million, compared to $69.5 million for the three months ended June 30, 2018. The Lindblad segment tour revenues increased by $5.4 million, primarily driven by an increase in Available Guest Nights during 2019, due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $1.8 million over the prior year period, primarily due to additional departures and increased pricing.

Tour revenues for the six months ended June 30, 2019 increased $14.4 million, or 9%, to $166.3 million, compared to $151.9 million for the six months ended June 30, 2018. The Lindblad segment tour revenues increased by $11.0 million, primarily driven by an increase in Available Guest Nights during 2019, mainly due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $3.5 million over the prior year period, primarily due to additional departures and increased pricing.

Cost of Tours

Total cost of tours for the three months ended June 30, 2019 increased $3.7 million, or 11%, to $37.5 million, compared to $33.8 million for the three months ended June 30, 2018. At the Lindblad segment, cost of tours increased $2.6 million, primarily due to incremental costs related to the National Geographic Venture, partially offset by lower drydock costs. At the Natural Habitat segment, cost of tours increased $1.1 million, due to additional departures.

Total cost of tours for the six months ended June 30, 2019 increased $6.9 million, or 10%, to $76.5 million, compared to $69.7 million for the six months ended June 30, 2018. At the Lindblad segment, cost of tours increased $5.2 million, primarily due to incremental costs related to the National Geographic Venture, partially offset by lower drydock. At the Natural Habitat segment, cost of tours increased $1.6 million, due to additional departures.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 increased $0.4 million, or 2%, to $16.3 million, compared to $15.9 million for the three months ended June 30, 2018. At the Lindblad segment, general and administrative expenses decreased $0.2 million over the prior year period as lower value-added tax ("VAT") expense and stock-based compensation were partially offset by increased credit card commissions and personnel costs. At the Natural Habitat segment, general and administrative expenses increased $0.6 million, primarily due to an increase in personnel costs.

General and administrative expenses for the six months ended June 30, 2019 increased $1.4 million, or 5%, to $32.3 million, compared to $30.9 million for the six months ended June 30, 2018. At the Lindblad segment, general and administrative expenses were in line with a year ago as lower VAT expense and stock-based compensation, as well as the absence of deal financing costs incurred in 2018, was offset by increased personnel costs and credit card commissions. At the Natural Habitat segment, general and administrative expenses increased $1.4 million, primarily due to an increase in personnel costs.

 Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2019 increased $2.0 million, or 19%, to $12.6 million, compared to $10.6 million for the three months ended June 30, 2018. At the Lindblad segment, selling and marketing expenses increased $1.6 million, primarily due to higher advertising spend and increased commission expenses. At the Natural Habitat segment, selling and marketing expenses increased $0.4 million, primarily driven by an increase in advertising expenditures.

Selling and marketing expenses for the six months ended June 30, 2019 increased $3.9 million, or 17%, to $26.6 million, compared to $22.7 million for the six months ended June 30, 2018. At the Lindblad segment, selling and marketing expenses increased $3.0 million, primarily due to higher advertising spend and increased commission expenses. At the Natural Habitat segment, selling and marketing expenses increased $0.9 million, primarily driven by an increase in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2019 increased $1.2 million, or 24%, to $6.2 million, compared to $5.0 million for the three months ended June 30, 2018, primarily due to the addition of the National Geographic Venture to the Lindblad segment in December 2018.

Depreciation and amortization expenses for the six months ended June 30, 2019 increased $2.3 million, or 23%, to $12.4 million, compared to $10.0 million for the six months ended June 30, 2018, primarily due to the addition of the National Geographic Venture to the Lindblad segment in December 2018.

Other Expense

Other expenses, for the three months ended June 30, 2019, decreased $1.4 million to $2.7 million from $4.1 million for the three months ended June 30, 2018, primarily due to the following:

●

A $0.5 million gain in foreign currency translation in 2019 compared to a loss of $1.1 million in 2018, due to the strengthening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and the Euro.

●	A $0.3 million increase in interest expense, net of $3.2 million in 2019, due to fees and hedge expenses associated with our senior secured credit agreement entered into in April of 2019.

Other expenses, for the six months ended June 30, 2019, decreased $2.2 million to $5.1 million from $7.3 million for the six months ended June 30, 2018, primarily due to the following:

●

A $1.2 million gain in foreign currency translation in 2019 compared to a loss of $1.6 million in 2018, due to the strengthening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and the Euro.

●

A $0.6 million increase in interest expense, net of $6.2 million in 2019, due to the increased borrowings related to the debt refinancing in 2018 and fees and hedge expenses associated with our senior secured credit agreement entered into in April of 2019.

Income Taxes

During the three months ended June 30, 2019, the Company recognized an income tax expense of $0.6 million, compared to an expense of $0.2 million in the prior year. The increase is due to changes in certain itineraries and the improved operating performance of the Company.

During the six months ended June 30, 2019, the Company recognized an income tax benefit of $2.5 million, compared to an expense of $0.5 million in the prior year. The change is due to itinerary timing and the release of certain uncertain tax positions.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2019	2018	Change	%	2019	2018	Change	%
Tour revenues:
Lindblad	$64,930	$59,556	$5,374	9%	$140,968	$130,009	$10,959	8%
Natural Habitat	11,728	9,917	1,811	18%	25,343	21,874	3,469	16%
Total tour revenues	$76,658	$69,473	$7,185	10%	$166,311	$151,883	$14,428	9%
Operating Income:
Lindblad	$5,302	$5,107	$195	4%	$18,943	$18,547	$396	2%
Natural Habitat	(1,181)	(900)	(281)	(31% )	(458)	32	(490)	NM
Total operating income	$4,121	$4,207	$(86)	(2% )	$18,485	$18,579	$(94)	(1% )
Adjusted EBITDA:
Lindblad	$13,270	$11,982	$1,288	11%	$34,200	$32,871	$1,329	4%
Natural Habitat	(773)	(532)	(241)	(45% )	344	761	(417)	(55% )
Total adjusted EBITDA	$12,497	$11,450	$1,047	9%	$34,544	$33,632	$912	3%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Available Guest Nights	53,983	50,917	112,652	104,834
Guest Nights Sold	48,216	45,786	101,829	94,721
Occupancy	89%	90%	90%	90%
Maximum Guests	6,829	6,242	14,142	13,047
Number of Guests	6,269	5,684	12,801	11,767
Voyages	87	81	180	176

The following table shows the calculations of Gross Yield and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield and Net Yield	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2019	2018	2019	2018
Guest ticket revenues	$58,416	$53,832	$125,526	$116,512
Other tour revenue	6,514	5,724	15,442	13,497
Tour Revenues	64,930	59,556	140,968	130,009
Less: Commissions	(4,908)	(4,369)	(10,759)	(9,923)
Less: Other tour expenses	(4,418)	(4,161)	(10,104)	(8,279)
Net Revenue	$55,604	$51,026	$120,105	$111,807
Available Guest Nights	53,983	50,917	112,652	104,834
Gross Yield	$1,203	$1,170	$1,251	$1,240
Net Yield	1,030	1,002	1,066	1,067

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2019	2018	2019	2018
Cost of tours	$30,118	$27,510	$61,439	$56,190
Plus: Selling and marketing	11,321	9,683	23,962	20,945
Plus: General and administrative	12,415	12,630	25,054	25,018
Gross Cruise Cost	53,854	49,823	110,455	102,153
Less: Commissions	(4,908)	(4,369)	(10,759)	(9,923)
Less: Other tour expenses	(4,418)	(4,161)	(10,104)	(8,279)
Net Cruise Cost	44,528	41,293	89,592	83,951
Less: Fuel Expense	(2,459)	(2,599)	(5,146)	(4,709)
Net Cruise Cost Excluding Fuel	42,069	38,694	84,446	79,242
Non-GAAP Adjustments:
Stock-based compensation	(1,001)	(1,119)	(1,754)	(1,985)
National Geographic fee amortization	(727)	(727)	(1,454)	(1,454)
Warrant exchange fees	(466)	-	(466)	-
Executive severance costs	-	(287)	-	(287)
Reorganization costs	-	(113)	(15)	(293)
Debt refinancing costs	-	(3)	-	(997)
Adjusted Net Cruise Cost Excluding Fuel	$39,875	$36,445	$80,757	$74,226
Adjusted Net Cruise Cost	$42,334	$39,044	$85,903	$78,935
Available Guest Nights	53,983	50,917	112,652	104,834
Gross Cruise Cost per Available Guest Night	$998	$979	$980	$974
Net Cruise Cost per Available Guest Night	825	811	795	801
Net Cruise Cost Excluding Fuel per Available Guest Night	779	760	750	756
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	739	716	717	708
Adjusted Net Cruise Cost per Available Guest Night	784	767	763	753

Comparison of Three and Six Months Ended June 30, 2019 to Three and Six Months Ended June 30, 2018 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2019 increased $5.4 million, or 9%, to $64.9 million, compared to $59.6 million for the three months ended June 30, 2018. The increase was primarily driven by higher guest ticket revenue predominantly due to a 6% increase in Available Guest Nights from the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. Net Yield increased 3% for the three months ended June 30, 2019 to $1,030 compared to $1,002 for the three months ended June 30, 2018, due primarily to higher pricing and itinerary changes. Occupancy rates decreased slightly to 89% for the three months ended June 30, 2019, compared to 90% in the same period a year ago.

Tour revenues for the six months ended June 30, 2019 increased $11.0 million, or 9%, to $141.0 million, compared to $130.0 million for the six months ended June 30, 2018. The increase was primarily driven by higher guest ticket revenue predominantly due to a 7% increase in Available Guest Nights from the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. Net Yield of $1,066 for the six months ended June 30, 2019 was in line with Net Yield of $1,067 for the six months ended June 30, 2018. Occupancy of 90% for the six months ended June 30, 2019 was consistent with the same period a year ago.

Operating Income

Operating income increased $0.2 million to $5.3 million for the three months ended June 30, 2019, compared to $5.1 million for the three months ended June 30, 2018. The increase was primarily driven by the addition of the National Geographic Venture, as well as lower drydock and VAT expense, partially offset by increased marketing spend, commission costs and personnel expenses.

Operating income increased $0.4 million to $18.9 million for the six months ended June 30, 2019, compared to $18.5 million for the six months ended June 30, 2018. The increase was primarily driven by the addition of the National Geographic Venture, as well as lower drydock and VAT expense, the absence of debt financing costs incurred in 2018, partially offset by increased marketing spend, commission costs and personnel expenses.

Results of Operations – Natural Habitat Segment

Comparison of Three and Six Months Ended June 30, 2019 to Three and Six Months Ended June 30, 2018

Tour Revenues

Tour revenues for the three months ended June 30, 2019 increased $1.8 million, or 18%, to $11.7 million compared to $9.9 million for the three months ended June 30, 2018, due to additional departures as well as price increases.

Tour revenues for the six months ended June 30, 2019 increased $3.5 million, or 16%, to $25.3 million compared to $21.9 million for the six months ended June 30, 2018, due to additional departures as well as price increases.

Operating (loss) income

Operating loss for the three months ended June 30, 2019 increased $0.3 million to $1.2 million compared to $0.9 million for the three months ended June 30, 2018, as tour revenue growth was more than offset by higher operating costs related to additional departures, as well as increased personnel and marketing costs to support future growth initiatives.

We incurred an operating loss of $0.5 million for the six months ended June 30, 2019, a decreased of $0.5 million compared to the six months ended June 30, 2018, as tour revenue growth was more than offset by higher operating costs related to additional departures, as well as increased personnel and marketing costs to support future growth initiatives.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss)	$851	$(159)	$15,930	$10,760
Interest expense, net	3,188	2,870	6,176	5,604
Income tax expense (benefit)	553	227	(2,513)	503
Depreciation and amortization	6,182	4,994	12,370	10,038
(Gain) loss on foreign currency	(501)	1,141	(1,157)	1,592
Other expense, net	30	128	49	120
Stock-based compensation	1,001	1,119	1,754	1,985
National Geographic fee amortization	727	727	1,454	1,454
Warrant exchange fees	466	-	466	-
Executive severance costs	-	287	-	287
Reorganization costs	-	113	15	293
Debt refinancing costs	-	3	-	997
Adjusted EBITDA	$12,497	$11,450	$34,544	$33,632

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Operating income	$5,302	$5,107	$18,943	$18,547
Depreciation and amortization	5,774	4,626	11,568	9,309
Stock-based compensation	1,001	1,119	1,754	1,985
National Geographic fee amortization	727	727	1,454	1,454
Warrant exchange fees	466	-	466	-
Executive severance costs	-	287	-	287
Reorganization costs	-	113	15	293
Debt refinancing costs	-	3	-	997
Adjusted EBITDA	$13,270	$11,982	$34,200	$32,871

Natural Habitat Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Operating (loss) income	$(1,181)	$(900)	$(458)	$32
Depreciation and amortization	408	368	802	729
Adjusted EBITDA	$(773)	$(532)	$344	$761

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 30, 2019 and 2018

Net cash provided by operating activities was $37.2 million in 2019 compared to $24.8 million in 2018. The $12.4 million increase was primarily due to improved operating results and higher bookings for future travel.

Net cash used in investing activities was $42.3 million in 2019 compared to $31.5 million in 2018. The $10.8 million increase was due to an increase in purchases of property and equipment primarily related to the spend on two new polar ice-class vessels in 2019.

Net cash used by financing activities was $5.0 million in 2019 compared to net cash provided by financing activities of $17.6 million in 2018. The $22.6 million decrease in cash provided was primarily due to the 2018 refinancing of our credit facility, which was partially offset by the $170.6 million repayment of the previous senior debt, lower deferred financing costs and fewer stock and warrant repurchases.

Funding Sources

Debt Facilities

Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, which stepped down from a spread of 3.50% after the second quarter 2019 due to an upgrade of our debt rating. In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

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

On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”). Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel targeted to be completed in September 2021. The Second Export Credit Agreement will bear an interest rate, at our option, of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants. As of June 30, 2019, we were in compliance with our covenants.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of June 30, 2019 and December 31, 2018, we had a working capital deficit of $29.1 million and $9.3 million, respectively. As of June 30, 2019 and December 31, 2018, we had $78.7 million and $113.4 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the six months ended June 30, 2019, we repurchased 1,895 shares of common stock for approximately $23,000. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of June 30, 2019.

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

The 2019 agreement to construct the polar ice class vessel created a material change in our future obligations from those reported in our 2018 Annual Report. The additional related obligations as of June 30, 2019 are as follows:

(In thousands)	Total	Current	1-2 years
New polar ice class vessel	$123,303	$61,097	$62,206

As of June 30, 2019, we had approximately $200.5 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our revolving credit facility, our senior secured credit agreements and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Off-Balance Sheet Arrangements

We entered into an Export Credit Agreement and a Second Export Credit Agreement as described above.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see our 2018 Annual Report.

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

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change (increase and decrease) in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of June 30, 2019, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2019 was $100.0 million. Based on our June 30, 2019 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2019.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. During the six months ended June 30, 2019, no shares were repurchased. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of June 30, 2019.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2019 (a)	18,348	$15.58	$-	$12,102,046
May 1 through May 31, 2019 (a)	11,975	16.51	-	12,102,046
June 1 through June 30, 2019 (b)	15,079	16.84	-	12,102,046
Total	45,402		$-

 __________

(a)	Amount relates to shares withheld from vesting’s of stock-based compensation awards for employee income tax withholding.
(b)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding and exercise of options.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits
Number	Description	Included	Form	Filing Date
4.4	Amendment to Warrant Agreement.	By Reference	8-K	July 17, 2019
10.3	Dealer Manager and Solicitation Agent Agreement between Citigroup Global Markets, Inc. and Lindblad Expeditions Holdings, Inc.	By Reference	S-4	June 14, 2019
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2019.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President