Form 10-Q
period 2019-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2019-10-30
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 29, 2019, 49,716,067 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, IN

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2019

PART 1.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2019	As of December 31, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$104,135	$113,396
Restricted cash	7,995	8,755
Marine operating supplies	5,479	5,165
Inventories	1,910	1,604
Prepaid expenses and other current assets	24,044	21,263
Total current assets	143,563	150,183

Property and equipment, net	345,280	285,979
Goodwill	22,105	22,105
Intangibles, net	6,791	7,975
Right-to-use lease assets	6,357	-
Other long-term assets	5,517	7,167
Total assets	$529,613	$473,409

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$124,605	$123,489
Accounts payable and accrued expenses	32,914	33,944
Lease liabilities - current	1,302	-
Long-term debt - current	2,000	2,000
Total current liabilities	160,821	159,433

Long-term debt, less current portion	216,117	188,089
Deferred tax liabilities	6,964	2,787
Lease liabilities	5,272	-
Other long-term liabilities	5,083	554
Total liabilities	394,257	350,863

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	7,336	6,502

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,716,067 and 45,814,925 issued, 49,625,043 and 45,442,728 outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	45,377	41,539
Retained earnings	90,339	75,171
Accumulated other comprehensive income	(7,701)	(671)
Total stockholders' equity	128,020	116,044
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$529,613	$473,409

 The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Tour revenues	$100,983	$87,242	$267,294	$239,125

Operating expenses:
Cost of tours	48,294	44,964	124,831	114,645
General and administrative	15,266	14,718	47,615	45,647
Selling and marketing	15,531	12,255	42,100	34,911
Depreciation and amortization	6,233	5,024	18,603	15,062
Total operating expenses	85,324	76,961	233,149	210,265

Operating income	15,659	10,281	34,145	28,860

Other (expense) income:
Interest expense, net	(3,214)	(2,409)	(9,391)	(8,013)
(Loss) gain on foreign currency	(2,338)	163	(1,181)	(1,430)
Other (expense) income	(30)	1	(79)	(118)
Total other expense	(5,582)	(2,245)	(10,651)	(9,561)

Income before income taxes	10,077	8,036	23,494	19,299
Income tax expense	7,351	2,690	4,838	3,194

Net income	2,726	5,346	18,656	16,105
Net income attributable to noncontrolling interest	565	279	834	107
Net income attributable to Lindblad Expeditions Holdings, Inc	2,161	5,067	17,822	15,998
Non-cash deemed dividend to warrant holders	2,654	-	2,654	-

Net (loss) income available to common stockholders	$(493)	$5,067	$15,168	$15,998

Weighted average shares outstanding
Basic	48,863,506	45,423,127	46,704,634	45,356,438
Diluted	48,863,506	47,690,395	49,091,370	45,963,669

Net (loss) income per share available to common stockholders
Basic	$(0.01)	$0.11	$0.32	$0.35
Diluted	$(0.01)	$0.11	$0.31	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net income	$2,726	$5,346	$18,656	$16,105
Other comprehensive income:
Cash flow hedges:
Net unrealized (loss) gain	(7,393)	157	(8,654)	230
Reclassification adjustment, net of tax	1,624	-	1,624	-
Total other comprehensive (loss) income	(5,769)	157	(7,030)	230
Total comprehensive (loss) income	(3,043)	5,503	11,626	16,335
Less: comprehensive income attributive to non-controlling interest	565	279	834	107
Comprehensive (loss) income attributable to common shareholders	$(3,608)	$5,224	$10,792	$16,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2019	45,801,025	$5	$41,617	$90,832	$(1,932)	$130,522
Stock-based compensation	-	-	917	-	-	917
Issuance of stock for equity compensation plans, net	19,391	-	(95)	-	-	(95)
Warrants	3,895,651	-	2,938	(2,654)	-	284
Other comprehensive income, net	-	-	-	-	(5,769)	(5,769)
Net income attributable to Lindblad Expeditions Holdings, Inc	-	-	-	2,161	-	2,161
Balance as of September 30, 2019	49,716,067	$5	$45,377	$90,339	$(7,701)	$128,020

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	$(671)	$116,044
Stock-based compensation	-	-	2,671	-	-	2,671
Issuance of stock for equity compensation plans, net	4,786	-	(1,778)	-	-	(1,778)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Warrants	3,898,251	-	2,968	(2,654)	-	314
Other comprehensive income, net	-	-	-	-	(7,030)	(7,030)
Net income attributable to Lindblad Expeditions Holdings, Inc	-	-	-	17,822	-	17,822
Balance as of September 30, 2019	49,716,067	$5	$45,377	$90,339	$(7,701)	$128,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2018	45,775,648	$5	$39,172	$74,750	$73	$114,000
Stock-based compensation	-	-	1,271	-	-	1,271
Issuance of stock for equity compensation plans, net	39,777	-	(52)	-	-	(52)
Other comprehensive income, net	-	-	-	-	157	157
Net income available to common stockholders	-	-	-	5,067	-	5,067
Balance as of September 30, 2018	45,815,425	$5	$40,391	$79,817	$230	$120,443

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2018	45,427,030	$5	$42,498	$63,819	$-	$106,322
Stock-based compensation	-	-	3,256	-	-	3,256
Issuance of stock for equity compensation plans, net	397,425	-	(4,509)	-	-	(4,509)
Other comprehensive income, net	-	-	-	-	230	230
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Net income available to common stockholders	-	-	-	15,998	-	15,998
Balance as of September 30, 2018	45,815,425	$5	$40,391	$79,817	$230	$120,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$18,656	$16,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,603	15,062
Amortization of National Geographic fee	2,181	2,181
Amortization of deferred financing costs and other, net	1,392	1,477
Stock-based compensation	2,671	3,256
Deferred income taxes	4,177	2,653
Loss on foreign currency	1,181	1,430
Write-off of unamortized issuance costs related to debt refinancing	-	359
Loss on write-off of assets	-	129
Changes in operating assets and liabilities
Marine operating supplies and inventories	(620)	169
Prepaid expenses and other current assets	(2,780)	(1,806)
Right-to-use lease assets	(6,357)	-
Lease liabilities	6,574	-
Unearned passenger revenues	1,116	449
Other long-term assets	(7,561)	(1,981)
Other long-term liabilities	4,530	22
Accounts payable and accrued expenses	(2,213)	(247)
Net cash provided by operating activities	41,550	39,258

Cash Flows From Investing Activities
Purchases of property and equipment	(76,720)	(45,510)
Net cash used in investing activities	(76,720)	(45,510)

Cash Flows From Financing Activities
Proceeds from long-term debt	30,476	200,000
Repayments of long-term debt	(1,500)	(171,125)
Payment of deferred financing costs	(2,340)	(6,486)
Repurchase under stock-based compensation plans and related tax impacts	(1,778)	(4,509)
Warrants exercised	314	-
Repurchase of warrants and common stock	(23)	(854)
Net cash provided by financing activities	25,149	17,026
Effect of exchange rate changes on cash	-	7
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,021)	10,781
Cash, cash equivalents and restricted cash at beginning of period	122,151	103,500

Cash, cash equivalents and restricted cash at end of period	$112,130	$114,281

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,651	$9,952
Income taxes	$1,893	$468
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$225	$1,682
Additional paid-in capital exchange proceeds used for option shares	$(225)	$(1,682)
Non-cash deemed dividend to warrant holders	$2,654	$-

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

The Company operates the following reportable business segments:

Lindblad – primarily ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama, and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Natural Habitat – primarily land-based adventure travel expeditions around the globe, as well as select itineraries on small chartered vessels for parts of the year, with unique itineraries designed to offer intimate encounters with nature and our planet's wild destinations. Natural Habitat creates opportunities for adventure and discovery that transform lives with expeditions that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

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

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (“ASC”) 842-Leases, as updated by Accounting Standards Update (“ASU”) 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. During the three and nine months ended September 30, 2019, the Company recognized $0.4 million and $1.1 million, respectively, in operating lease expense. During the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $1.1 million, respectively, in operating lease expense. As of September 30, 2019, the Company’s remaining weighted average operating lease terms were approximately 67 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2019 is as follows:

(In thousands)	Operating Lease Payments
(unaudited)
Remainder of 2019	$303
2020	1,335
2021	1,372
2022	1,437
2023	1,324
Thereafter	1,922
Present value discount (6% weighted average)	(1,119)
Total lease liability	$6,574

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, electing to apply retrospectively at the period of adoption with practical expedients. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $6.2 million and related right-to-use lease assets as of January 1, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment is intended to improve the effectiveness of fair value measurement disclosures by adding and modifying a few disclosure requirements, as well as eliminating several disclosures. ASU 2018-13 was effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, and it did not have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019 and early adoption was permitted. The Company adopted this guidance on January 1, 2019, and it did not have a material impact on the Company's financial statements.

NOTE 2 – EARNINGS PER SHARE

Earnings per Common Share

Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and previously outstanding warrants, using the treasury stock method.

For the three and nine months ended September 30, 2019 and 2018, the Company calculated earnings per share as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to Lindblad Expeditions Holdings, Inc	$2,161	$5,067	$17,822	$15,998
Non-cash deemed dividend to warrant holders	2,654	-	2,654	-
Net (loss) income available to common stockholders	$(493)	$5,067	$15,168	$15,998

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	48,863,506	45,423,127	46,704,634	45,356,438
Dilutive potential common shares	-	2,267,268	2,386,736	607,231
Total weighted average shares outstanding, diluted	48,863,506	47,690,395	49,091,370	45,963,669

Net (loss) income per share available to common stockholders
Basic	$(0.01)	$0.11	$0.32	$0.35
Diluted	$(0.01)	$0.11	$0.31	$0.35

For the three months ended September 30, 2019, diluted weighted average shares outstanding equals basic weighted average shares outstanding as the Company incurred a net loss available to common stockholders. For the nine months ended September 30, 2019, 0.1 million restricted shares are excluded from dilutive potential common shares as performance conditions have not been met. For the three and nine months ended September 30, 2018, 0.2 million restricted shares are excluded from dilutive potential common shares as performance conditions have not been met.

On July 17, 2019, the Company completed a consent solicitation and exchange offer relating to the Company’s previously outstanding warrants (see Note 7 – Stockholders' Equity for more information).

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

 The change in contract liabilities within unearned passenger revenues presented in the Company's condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of January 1, 2019	$70,903
Recognized in tour revenues during the period	(204,935)
Additional contract liabilities in period	192,864
Balance as of September 30, 2019	$58,832

The following table disaggregates total revenues by revenue type:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(In thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Guest ticket revenues	$94,100	$80,265	$244,171	$218,010
Other tour revenue	6,883	6,977	23,123	21,115
Tour revenues	$100,983	$87,242	$267,294	$239,125

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the nine months ended September 30,
(In thousands)	2019	2018
	(unaudited)	(unaudited)
Cash and cash equivalents	$104,135	$105,688
Restricted cash	7,995	8,593
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$112,130	$114,281

Restricted cash consists of the following:

(In thousands)	As of September 30, 2019	As of December 31, 2018
	(unaudited)
Federal Maritime Commission escrow	$6,476	$5,823
Certificates of deposit and other restricted securities	1,519	1,402
Credit card processor reserves	-	1,530
Total restricted cash	$7,995	$8,755

Prepaid expenses and other current assets consist of the following:

(In thousands)	As of September 30, 2019	As of December 31, 2018
	(unaudited)
Prepaid tour expenses	$13,358	$10,617
Prepaid air expense	3,386	2,973
Prepaid corporate insurance	2,358	1,158
Prepaid client insurance	2,223	2,436
Prepaid marketing, commissions and other expenses	2,064	2,622
Prepaid port agent fees	382	1,433
Prepaid income taxes	273	24
Total prepaid expenses	$24,044	$21,263

Accounts payable and accrued expenses consist of the following:

(In thousands)	As of September 30, 2019	As of December 31, 2018
	(unaudited)
Accrued other expense	$9,849	$11,464
Accounts payable	6,122	9,326
Bonus compensation liability	4,875	5,195
Employee liability	3,505	2,943
Foreign currency forward contract liability	3,048	387
Royalty payable	1,859	1,005
Income tax liabilities	1,352	576
Travel certificate liability	977	1,088
Refunds and commissions payable	850	1,533
Accrued travel insurance expense	477	427
Total accounts payable and accrued expenses	$32,914	$33,944

NOTE 5 – LONG-TERM DEBT

	As of September 30, 2019			As of December 31, 2018
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	197,500	(10,155)	187,345	199,000	(11,436)	187,564
Senior Secured Credit Agreement	30,476	(2,229)	28,247	-	-	-
Total long-term debt	230,501	(12,384)	218,117	201,525	(11,436)	190,089
Less current portion	(2,000)	-	(2,000)	(2,000)	-	(2,000)
Total long-term debt, non-current	$228,501	$(12,384)	$216,117	$199,525	$(11,436)	$188,089

For the three and nine months ended September 30, 2019, deferred financing costs charged to interest expense was $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2018, deferred financing costs charged to interest expense was $0.4 million and $1.5 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange Benchmark administration LIBOR plus a spread of 3.250%, for an aggregated rate of 5.266% as of September 30, 2019. Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. As of September 30, 2019, the Company had no borrowings under the Revolving Facility.

Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”), to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, targeted to be completed in the first quarter of 2020. If drawn upon, the loan will be made at the time of delivery of the vessel. The Export Credit Agreement, at the Company's election, will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum.

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 5.09% as of September 30, 2019. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. 30% of the borrowing will mature over five years from drawdown, and 70% of the borrowing will mature over twelve years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.3 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. During September 2019, the Company drew approximately $30.5 million against the Second Export Credit Agreement for the second contracted installment payment on the National Geographic Resolution.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of September 30, 2019, the Company was in compliance with its covenants.

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

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to Norwegian Kroner ("NOK"), related to the Company’s contract to purchase the new polar ice-class vessel, the National Geographic Resolution (see Note 11 – Commitments and Contingencies). The cost of the foreign exchange forward contracts will be amortized to interest expense over their lives, from the effective date through settlement dates.

Interest Rate Risk. The Company uses interest rate caps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the nine-month period ended September 30, 2019. The Company estimates that approximately $2.2 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to the maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis. During the three and nine months ended September 30, 2019, a $1.6 million loss was reclassified from other comprehensive income and recognized as a loss on foreign currency due to the maturity of a foreign exchange forward contract that was designated as a cash flow hedge.

The Company held the following derivative instruments with absolute notional values as of September 30, 2019:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	130,744

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
	(unaudited)
(in thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$7,157	$-	$-
Interest rate cap (b)	123	-	710	-
Total	$123	$7,157	$710	$-
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$-	$886	$-	$1,328
Total	$-	$886	$-	$1,328

_________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets and other long-term assets.
(c)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward contracts (a)	$(7,094)	$-	$(8,066)	$-
Interest rate caps (b)	(298)	157	(587)	230

Derivative instruments not designated as cash flow hedging instruments (c):
Foreign exchange forward contracts	(715)	163	442	(1,430)
Total	$(8,107)	$320	$(8,211)	$(1,200)

__________

(a)

For the three and nine months ended September 30, 2019, $1.6 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and $5.5 million and $6.4 million, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and nine months ended September 30, 2019, a loss of $0.7 million and a gain of $0.4 million, respectively, was recognized in gain (loss) on foreign currency. During the three and nine months ended September 30, 2018, a gain of $0.2 million and a loss of $1.4 million, respectively, was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the nine months ended September 30, 2019, the Company repurchased 1,895 shares of common stock for approximately $23,000. The Company has cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The available balance for the Repurchase Plan was $12.1 million as of September 30, 2019.

Warrants

During the nine months ended September 30, 2019, 27,311 warrants to purchase the Company's common stock were exercised for cash.

On June 14, 2019, the Company launched an offer to exchange all warrants to purchase common stock of the Company (the "Warrant Exchange"). The Warrant Exchange provided (i) an offer to each holder of the Company's outstanding warrants to receive 0.385 shares of common stock in exchange for each warrant tendered by the holder and exchanged pursuant to the Warrant Exchange, and (ii) the solicitation of consents (the "Consent Solicitation") from holders of the warrants to amend the warrant agreement that governs all of the warrants to permit the Company to require that each outstanding warrant not tendered in the Warrant Exchange be converted into 0.36575 shares of common stock. The Warrant Exchange and Consent Solicitation closed on July 17, 2019, with 9,935,000 warrants tendered via the Warrant Exchange for an aggregate of 3,824,959 shares of Company common stock, and approval was received for the Consent Solicitation. The remaining 125,763 warrants not tendered via the Warrant Exchange were converted, per the Consent Solicitation, into 45,981 shares of Company common stock. Following the Warrant Exchange and Consent Solicitation, no warrants remain outstanding.

As the fair value of the warrants tendered in the Warrant Exchange offer was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of approximately $2.7 million for the incremental fair value provided to the warrant holders. The fair value of the Company's common stock and warrants were determined using the closing market prices on August 17, 2019, Level 1 fair value inputs.

NOTE 8 – STOCK-BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to key employees, and as of September 30, 2019, approximately 1.3 million shares were available to be granted.

As of September 30, 2019, and December 31, 2018, options to purchase an aggregate of 200,000 and 220,000 shares, respectively, of the Company’s common stock, with a weighted average exercise price of $9.47 and $9.63, respectively, were outstanding. As of September 30, 2019, 150,000 options were exercisable.

The Company recorded stock-based compensation expense of $0.9 million and $2.7 million during the three and nine months ended September 30, 2019, respectively, and $1.3 million and $3.3 million during the three and nine months ended September 30, 2018, respectively.

2019 Long-Term Incentive Compensation

During the nine months ended September 30, 2019, the Company granted 109,357 restricted stock units with a weighted average grant price of $15.30. The restricted stock units will vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date.

During the nine months ended September 30, 2019, the Company granted 23,706 restricted shares with a weighted average grant price of $18.98. The restricted shares will vest on the first anniversary of the grant date, subject to the recipient's continued service or employment with the Company on the applicable vesting date.

During the nine months ended September 30, 2019, the Company awarded 61,631 targeted performance stock units ("PSUs") with a weighted average grant price of $15.25. The PSUs are performance-vesting equity incentive awards that may be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards, if earned, will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of the Company's common stock on the date of the award.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2019, and December 31, 2018, the Company had a liability for unrecognized tax benefits of $0.1 million and $0.6 million, respectively, which was included in other long-term liabilities. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and nine months ended September 30, 2019 and 2018, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the nine months ended September 30, 2019 and 2018 was an expense of 20.6% and 16.6%, respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

In 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice class vessel, the National Geographic Endurance, with a total purchase price of 1,066.0 million NOK. Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is targeted to be delivered in the first quarter of 2020.

During February 2019, the Company entered into an agreement with Ulstein Verft, to construct a second polar ice class vessel, the National Geographic Resolution, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. During March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the National Geographic Resolution of $153.5 million, subject to potential contract specification adjustments.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of income. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from certain cancellation fees and any certain revenues received from the sale of pre- and post-expedition extensions. A pre- and post-expedition extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights. Royalty expense was $1.7 million and $4.8 million, for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.3 million, for the three and nine months ended September 30, 2018, respectively.

The royalty balance outstanding to National Geographic as of September 30, 2019 and December 31, 2018 was $1.7 million and $1.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of income. This royalty fee expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2019 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
Remainder of 2019	$3,223
2020	12,472
2021	7,280
2022	1,850
Total	$24,825

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and nine months ended September 30, 2019 and 2018, operating results were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Tour revenues:
Lindblad	$76,581	$64,507	$12,074	19%	$217,549	$194,516	$23,033	12%
Natural Habitat	24,402	22,735	1,667	7%	49,745	44,609	5,136	12%
Total tour revenues	$100,983	$87,242	$13,741	16%	$267,294	$239,125	$28,169	12%
Operating Income:
Lindblad	$12,570	$8,209	$4,361	53%	$31,514	$26,755	$4,759	18%
Natural Habitat	3,089	2,072	1,017	49%	2,631	2,105	526	25%
Total operating income	$15,659	$10,281	$5,378	52%	$34,145	$28,860	$5,285	18%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,				For the nine months ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$5,812	$4,645	$1,167	25%	$17,380	$13,954	$3,426	25%
Natural Habitat	421	379	42	11%	1,223	1,108	115	10%
Total depreciation and amortization	$6,233	$5,024	$1,209	24%	$18,603	$15,062	$3,541	24%

The following table presents the total assets, intangibles, net and goodwill by segment:

	As of September 30, 2019	As of December 31, 2018
(In thousands)	(unaudited)
Total Assets:
Lindblad	$453,176	$409,622
Natural Habitat	76,437	63,787
Total assets	$529,613	$473,409

Intangibles, net:
Lindblad	$3,506	$4,050
Natural Habitat	3,285	3,925
Total intangibles, net	$6,791	$7,975

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three and nine months ended September 30, 2019 there were $1.3 million and $3.8 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the three and nine months ended September 30, 2018 there were $1.2 million and $2.6 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

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

Business Overview

Lindblad provides expedition cruising and land-based adventure travel experiences, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures and wildlife experiences around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as the Arctic, Antarctica, the Galápagos Islands, Alaska, Baja's Sea of Cortez, Costa Rica, Panama, polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures and African safaris.

We operate a fleet of eight owned expedition ships and have contracted for two new polar ice class vessels, the National Geographic Endurance targeted to be completed in the first quarter of 2020, and the National Geographic Resolution, a sister ship of the National Geographic Endurance, scheduled to be delivered in the fourth quarter of 2021. In addition, we operate five seasonal charter vessels under the Lindblad brand. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

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

2019 Highlights

During February 2019, we entered into an agreement to construct a second polar ice class vessel the National Geographic Resolution, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner. In March 2019, we entered into a foreign exchange forward contract hedge to lock in a purchase price of approximately $153.5 million. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021.

During April 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (“EK” and together with Citi, the “Lenders”). Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the National Geographic Resolution. The Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. During September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the second contracted installment payment on the National Geographic Resolution.

On June 14, 2019, we launched an offer to exchange all warrants to purchase our common stock (the "Warrant Exchange"). The Warrant Exchange provided (i) an offer to each holder of our outstanding warrants to receive 0.385 shares of common stock in exchange for each warrant tendered by the holder and exchanged pursuant to the Warrant Exchange, and (ii) the solicitation of consents (the "Consent Solicitation") from holders of the warrants to amend the warrant agreement that governs all of the warrants to permit us to require that each outstanding warrant not tendered in the Warrant Exchange be converted into 0.36575 shares of common stock. The Warrant Exchange and Consent Solicitation closed on July 17, 2019, with 9,935,000 warrants tendered via the Warrant Exchange for an aggregate of 3,824,959 shares of our common stock, and approval was received for the Consent Solicitation. The remaining 125,763 warrants not tendered via the Warrant Exchange were converted, per the Consent Solicitation, into 45,981 shares of our common stock. Following the Warrant Exchange and Consent Solicitation, no warrants remain outstanding. As the fair value of the warrants tendered in the Warrant Exchange offer was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of approximately $2.7 million for the incremental fair value provided to the warrant holders. The Company's common stock and warrants were determined using the closing market prices on August 17, 2019, Level 1 fair value inputs.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2019 and 2018;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Selling and marketing

Selling and marketing expenses include commissions, royalties and a broad range of advertising, promotional and customer relationship technology expenses.

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

Results of Operations - Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2019	2018	Change	%	2019	2018	Change	%
Tour revenues	$100,983	$87,242	$13,741	16%	$267,294	$239,125	$28,169	12%

Cost of tours	48,294	44,964	3,330	7%	124,831	114,645	10,186	9%
General and administrative	15,266	14,718	548	4%	47,615	45,647	1,968	4%
Selling and marketing	15,531	12,255	3,276	27%	42,100	34,911	7,189	21%
Depreciation and amortization	6,233	5,024	1,209	24%	18,603	15,062	3,541	24%
Operating income	$15,659	$10,281	$5,378	52%	$34,145	$28,860	$5,285	18%
Net income	$2,726	$5,346	$(2,620)	(49%)	$18,656	$16,105	$2,551	16%
Net (loss) income per share available to common stockholders
Basic	$(0.01)	$0.11	$(0.12)		$0.32	$0.35	$(0.03)
Diluted	$(0.01)	$0.11	$(0.12)		$0.31	$0.35	$(0.04)

Comparison of the Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018 - Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2019 increased $13.7 million, or 16%, to $101.0 million, compared to $87.2 million for the three months ended September 30, 2018. The Lindblad segment tour revenues increased by $12.1 million, primarily driven by an increase in Available Guest Nights during 2019, due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $1.7 million over the prior year period, primarily due to additional departures and increased pricing.

Tour revenues for the nine months ended September 30, 2019 increased $28.2 million, or 12%, to $267.3 million, compared to $239.1 million for the nine months ended September 30, 2018. The Lindblad segment tour revenues increased by $23.0 million, primarily driven by an increase in Available Guest Nights during 2019, mainly due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $5.1 million over the prior year period, primarily due to additional departures and increased pricing.

Cost of Tours

Total cost of tours for the three months ended September 30, 2019 increased $3.3 million, or 7%, to $48.3 million, compared to $45.0 million for the three months ended September 30, 2018. At the Lindblad segment, cost of tours increased $3.4 million, primarily due to incremental costs related to the National Geographic Venture. At the Natural Habitat segment, cost of tours decreased $0.1 million.

Total cost of tours for the nine months ended September 30, 2019 increased $10.2 million, or 9%, to $124.8 million, compared to $114.6 million for the nine months ended September 30, 2018. At the Lindblad segment, cost of tours increased $8.6 million, primarily due to incremental costs related to the National Geographic Venture, partially offset by lower drydock expense. At the Natural Habitat segment, cost of tours increased $1.6 million, primarily due to additional departures.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 increased $0.5 million, or 4% to $15.3 million, compared to $14.7 million for the three months ended September 30, 2018. At the Lindblad segment, general and administrative expenses increased $0.1 million over the prior year period, as costs incurred related to the Warrant Exchange and increased personnel costs were partially offset by lower value-added tax ("VAT") expense and stock-based compensation. At the Natural Habitat segment, general and administrative expenses increased $0.4 million, primarily due to an increase in personnel costs.

General and administrative expenses for the nine months ended September 30, 2019 increased $2.0 million, or 4%, to $47.6 million, compared to $45.6 million for the nine months ended September 30, 2018. At the Lindblad segment, general and administrative expenses were in line with a year ago as lower VAT expense and stock-based compensation, as well as the absence of debt financing costs incurred in 2018, were offset by the costs incurred related to the Warrant Exchange, increased personnel costs and credit card commissions. At the Natural Habitat segment, general and administrative expenses increased $1.8 million, primarily due to an increase in personnel costs.

 Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2019 increased $3.3 million, or 27%, to $15.5 million, compared to $12.3 million for the three months ended September 30, 2018. At the Lindblad segment, selling and marketing expenses increased $3.1 million, primarily due to higher advertising spend and increased commission expenses. At the Natural Habitat segment, selling and marketing expenses increased $0.2 million, primarily driven by an increase in advertising spend and commission expense.

Selling and marketing expenses for the nine months ended September 30, 2019 increased $7.2 million, or 21%, to $42.1 million, compared to $34.9 million for the nine months ended September 30, 2018. At the Lindblad segment, selling and marketing expenses increased $6.2 million, primarily due to higher advertising spend and increased commission and customer relationship technology expenses. At the Natural Habitat segment, selling and marketing expenses increased $1.1 million, primarily driven by an increase in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2019 increased $1.2 million, or 24%, to $6.2 million, compared to $5.0 million for the three months ended September 30, 2018, primarily due to the addition of the National Geographic Venture to the Lindblad segment in December 2018.

Depreciation and amortization expenses for the nine months ended September 30, 2019 increased $3.5 million, or 24%, to $18.6 million, compared to $15.1 million for the nine months ended September 30, 2018, primarily due to the addition of the National Geographic Venture to the Lindblad segment in December 2018.

Other Expense

Other expenses, for the three months ended September 30, 2019, increased $3.4 million to $5.6 million, compared to $2.2 million for the three months ended September 30, 2018, primarily due to the following:

●

The $2.3 million loss in foreign currency translation in 2019, primarily related to the $1.6 million loss on a foreign exchange hedge that matured during the quarter, as well as, the weakening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and the Euro in the same period a year ago.

●	A $0.8 million increase in interest expense, net, due to commitment fees and foreign currency hedge expenses associated with our senior secured credit agreement entered into in April of 2019.

Other expenses, for the nine months ended September 30, 2019, increased $1.1 million to $10.7 million, compared to $9.6 million for the nine months ended September 30, 2018, primarily due to the following:

●

A $1.2 million loss in foreign currency translation in 2019 compared to a loss of $1.4 million in 2018, primarily related to the $1.6 million loss on a foreign exchange hedge that matured during the quarter, partially offset by the strengthening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and the Euro year-over-year.

●

A $1.4 million increase in interest expense, net, due to the increased borrowings related to the debt refinancing in 2018 and commitment fees and foreign currency hedge expenses associated with our senior secured credit agreement entered into in April of 2019.

Income Taxes

During the three months ended September 30, 2019, the Company recognized an income tax expense of $7.4 million, compared to an expense of $2.7 million in the prior year. The increase is due to changes in certain itineraries and the improved operating performance of the Company.

During the nine months ended September 30, 2019, the Company recognized an income tax expense of $4.8 million, compared to an expense of $3.2 million in the prior year. The change is due to itinerary timing and the release of certain uncertain tax positions.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2019	2018	Change	%	2019	2018	Change	%
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Tour revenues:
Lindblad	$76,581	$64,507	$12,074	19%	$217,549	$194,516	$23,033	12%
Natural Habitat	24,402	22,735	1,667	7%	49,745	44,609	5,136	12%
Total tour revenues	$100,983	$87,242	$13,741	16%	$267,294	$239,125	$28,169	12%
Operating Income:
Lindblad	$12,570	$8,209	$4,361	53%	$31,514	$26,755	$4,759	18%
Natural Habitat	3,089	2,072	1,017	49%	2,631	2,105	526	25%
Total operating income	$15,659	$10,281	$5,378	52%	$34,145	$28,860	$5,285	18%
Adjusted EBITDA:
Lindblad	$20,600	$14,668	$5,932	40%	$54,802	$47,538	$7,264	15%
Natural Habitat	3,510	2,451	1,059	43%	3,854	3,213	641	20%
Total adjusted EBITDA	$24,110	$17,119	$6,991	41%	$58,656	$50,751	$7,905	16%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Available Guest Nights	63,386	55,741	176,038	160,575
Guest Nights Sold	59,682	50,993	161,511	145,714
Occupancy	94%	92%	92%	91%
Maximum Guests	7,721	7,137	21,863	20,388
Number of Guests	7,294	6,582	20,095	18,553
Voyages	98	93	278	269

The following table shows the calculations of Gross Yield and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield and Net Yield	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2019	2018	2019	2018
Guest ticket revenues	$70,319	$58,187	$195,845	$174,699
Other tour revenue	6,262	6,320	21,704	19,817
Tour Revenues	76,581	64,507	217,549	194,516
Less: Commissions	(5,716)	(5,055)	(16,475)	(14,977)
Less: Other tour expenses	(4,051)	(4,673)	(14,155)	(12,952)
Net Revenue	$66,814	$54,779	$186,919	$166,587
Available Guest Nights	63,386	55,741	176,038	160,575
Gross Yield	$1,208	$1,157	$1,236	$1,211
Net Yield	1,054	983	1,062	1,037

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2019	2018	2019	2018
Cost of tours	$33,031	$29,647	$94,470	$85,837
Plus: Selling and marketing	13,804	10,754	37,767	31,699
Plus: General and administrative	11,364	11,252	36,416	36,271
Gross Cruise Cost	58,199	51,653	168,653	153,807
Less: Commissions	(5,716)	(5,055)	(16,475)	(14,977)
Less: Other tour expenses	(4,051)	(4,673)	(14,155)	(12,952)
Net Cruise Cost	48,432	41,925	138,023	125,878
Less: Fuel Expense	(2,251)	(2,168)	(7,397)	(6,876)
Net Cruise Cost Excluding Fuel	46,181	39,757	130,626	119,002
Non-GAAP Adjustments:
Stock-based compensation	(917)	(1,271)	(2,671)	(3,256)
National Geographic fee amortization	(727)	(727)	(2,181)	(2,181)
Warrant exchange fees	(504)	-	(970)	-
Executive severance costs	-	215	-	(71)
Reorganization costs	(70)	(31)	(86)	(324)
Debt refinancing costs	-	-	-	(997)
Adjusted Net Cruise Cost Excluding Fuel	$43,963	$37,943	$124,718	$112,173
Adjusted Net Cruise Cost	$46,214	$40,111	$132,115	$119,049
Available Guest Nights	63,386	55,741	176,038	160,575
Gross Cruise Cost per Available Guest Night	$918	$927	$958	$958
Net Cruise Cost per Available Guest Night	764	752	784	784
Net Cruise Cost Excluding Fuel per Available Guest Night	729	713	742	741
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	694	681	708	699
Adjusted Net Cruise Cost per Available Guest Night	729	720	750	741

Comparison of Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2019 increased $12.1 million, or 19%, to $76.6 million, compared to $64.5 million for the three months ended September 30, 2018. The increase was primarily driven by higher guest ticket revenue, predominantly due to a 14% increase in Available Guest Nights mainly from the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. Net Yield increased 7% for the three months ended September 30, 2019 to $1,054, compared to $983 for the three months ended September 30, 2018, due primarily to higher pricing and itinerary changes. In addition, Occupancy increased to 94% for the three months ended September 30, 2019, compared to 92% in the same period a year ago.

Tour revenues for the nine months ended September 30, 2019 increased $23.0 million, or 12%, to $217.5 million, compared to $194.5 million for the nine months ended September 30, 2018. The increase was primarily driven by higher guest ticket revenue, predominantly due to a 10% increase in Available Guest Nights mainly from the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. Net Yield increased 2% for the nine months ended September 30, 2019 to $1,062, compared to $1,037 for the nine months ended September 30, 2018 due primarily to higher pricing and itinerary changes. In addition, occupancy rates increased to 92% for the nine months ended September 30, 2019, compared to 91% in the same period a year ago.

Operating Income

Operating income increased $4.4 million to $12.6 million, for the three months ended September 30, 2019, compared to $8.2 million for the three months ended September 30, 2018. The increase was primarily driven by the addition of the National Geographic Venture, as well as lower VAT expense, partially offset by increased marketing spend, commission costs, costs related to the Warrant Exchange and higher personnel expenses.

Operating income increased $4.8 million to $31.5 million, for the nine months ended September 30, 2019, compared to $26.8 million for the nine months ended September 30, 2018. The increase was primarily driven by the addition of the National Geographic Venture, and lower drydock and VAT expense, as well as the absence of the debt financing costs incurred in 2018, partially offset by increased marketing spend, commission costs, costs related to the Warrant Exchange and higher personnel expenses.

Results of Operations – Natural Habitat Segment

Comparison of Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018

Tour Revenues

Tour revenues for the three months ended September 30, 2019 increased $1.7 million, or 7%, to $24.4 million compared to $22.7 million for the three months ended September 30, 2018, due to additional departures, increased travelers and itinerary changes that drove higher average pricing.

Tour revenues for the nine months ended September 30, 2019 increased $5.1 million, or 12%, to $49.7 million compared to $44.6 million for the nine months ended September 30, 2018, due to additional departures and itinerary changes that drove higher average pricing.

Operating income

Operating income for the three months ended September 30, 2019 increased $1.0 million to $3.1 million compared to $2.1 million for the three months ended September 30, 2018, due to growth in tour revenue, partially offset by higher operating costs related to additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Operating income for the nine months ended September 30, 2019 increased $0.5 million to $2.6 million compared to $2.1 million for the nine months ended September 30, 2019, due to growth in tour revenue, partially offset by higher operating costs related to additional departures, as well as higher personnel and marketing costs to support future growth initiatives.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$2,726	$5,346	$18,656	$16,105
Interest expense, net	3,214	2,409	9,391	8,013
Income tax expense	7,351	2,690	4,838	3,194
Depreciation and amortization	6,233	5,024	18,603	15,062
Loss (gain) on foreign currency	2,338	(163)	1,181	1,430
Other expense (income)	30	(1)	79	118
Stock-based compensation	917	1,271	2,671	3,256
National Geographic fee amortization	727	727	2,181	2,181
Warrant exchange fees	504	-	970	-
Executive severance costs	-	(215)	-	71
Reorganization costs	70	31	86	324
Debt refinancing costs	-	-	-	997
Adjusted EBITDA	$24,110	$17,119	$58,656	$50,751

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Operating income	$12,570	$8,209	$31,514	$26,755
Depreciation and amortization	5,812	4,645	17,380	13,954
Stock-based compensation	917	1,271	2,671	3,256
National Geographic fee amortization	727	727	2,181	2,181
Warrant exchange fees	504	-	970	-
Executive severance costs	-	(215)	-	71
Reorganization costs	70	31	86	324
Debt refinancing costs	-	-	-	997
Adjusted EBITDA	$20,600	$14,668	$54,802	$47,538

Natural Habitat Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Operating income	$3,089	$2,072	$2,631	$2,105
Depreciation and amortization	421	379	1,223	1,108
Adjusted EBITDA	$3,510	$2,451	$3,854	$3,213

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 30, 2019 and 2018

Net cash provided by operating activities was $41.6 million in 2019 compared to $39.3 million in 2018. The $2.3 million increase was primarily due to improved operating results and higher bookings for future travel.

Net cash used in investing activities was $76.7 million in 2019 compared to $45.5 million in 2018. The $31.2 million increase was due to an increase in purchases of property and equipment primarily related to the spend on the two new polar ice-class vessels in 2019.

Net cash provided by financing activities was $25.1 million in 2019 compared to $17.0 million in 2018. The $8.1 million increase in cash provided was primarily due to the borrowing under the Second Export Credit Agreement for our second ice-class vessel, the National Geographic Resolution, along with lower deferred financing costs and stock and warrant repurchases in 2019, compared to the 2018. 2018 included the refinancing of our credit facility, which was partially offset by the $170.6 million repayment of the previous senior debt.

Funding Sources

Debt Facilities

Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange Benchmark administration LIBOR plus a spread of 3.25%. In 2018, we entered into interest rate cap agreements to hedge a portion of our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) makes available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance, targeted to be completed in the first quarter of 2020. If drawn upon, the loan will be made at the time of delivery of the vessel. The Export Credit Agreement, at our election, will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum.

Our Second Export Credit Agreement makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 5.09% as of September 30, 2019. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. During September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the contracted installment payment on the National Geographic Resolution.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants. As of September 30, 2019, we were in compliance with our covenants.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other general corporate expenses. As of September 30, 2019 and December 31, 2018, we had a working capital deficit of $17.3 million and $9.3 million, respectively. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents, excluding restricted cash of $104.1 million and $113.4 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the nine months ended September 30, 2019, we repurchased 1,895 shares of common stock for approximately $23,000. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of September 30, 2019.

In 2017, we executed a contract with Ulstein Verft to build a polar ice class vessel, the National Geographic Endurance, targeted to be competed in the first quarter of 2020, with a total purchase price of 1,066.0 million Norwegian Kroner. Subsequently, we exercised our right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The first twenty percent of the purchase price was paid shortly after execution of the contract with the remaining eighty percent due upon delivery and acceptance of the vessel. The remaining purchase price of the vessel will be funded through a combination of cash available on our balance sheet, our Export Credit Agreement, our Revolving Facility and excess cash flows generated by our existing operations.

In February 2019, we entered into an agreement with Ulstein Verft to construct a second polar ice-class vessel, the National Geographic Resolution a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million Norwegian Kroner. During March 2019, we entered into foreign exchange forward contract hedges to lock in a purchase price of $153.5 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. During September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the contracted installment payment on the National Geographic Resolution. The remaining purchase price of the vessel will be funded through a combination of cash available on our balance sheet, our Second Export Credit Agreement, our Revolving Facility and excess cash flows generated by our existing operations.

The 2019 agreement to construct the National Geographic Resolution and the borrowing through the Second Export Credit Agreement created material changes in our future obligations from those reported in our 2018 Annual Report. The additional related obligations as of September 30, 2019 are as follows:

(In thousands)	Total	Current	1-2 years
National Geographic Resolution construction contract	$92,851	$30,645	$62,206
Long-term debt	30,476	-	30,476

As of September 30, 2019, we had approximately $230.5 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our revolving credit facility, our senior secured credit agreements and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets, acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

Off-Balance Sheet Arrangements

We entered into an Export Credit Agreement and a Second Export Credit Agreement as described above.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see our 2018 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2018 Annual Report, with the exception of foreign currency denominated agreement for the construction of our polar ice class vessel and the foreign exchange forward contracts that we entered into and designated as a cash flow hedge for the purchase of the contracted polar ice class vessel scheduled to be delivered in the fourth quarter of 2021.

As of September 30, 2019, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in Norwegian Kroner ("NOK"). As of September 30, 2019 we recorded in other comprehensive income a loss of approximately $6.4 million related to these foreign exchange derivatives. The strengthening of the NOK at September 30, 2019 by a hypothetical 10%, would result in an approximately $9.5 million gain being recorded in other comprehensive income. The weakening of the NOK at September 30, 2019 by a hypothetical 10%, would result in an approximately $7.7 million loss being recorded in other comprehensive income.

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change (increase and decrease) in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of September 30, 2019, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2019 was $100.0 million. Based on our September 30, 2019 outstanding variable rate debt balance, a hypothetical 1.0% change in the one-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2019.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. During the three months ended September 30, 2019, no shares were repurchased. We have cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.1 million as of September 30, 2019.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 30, 2019 (a)	185	$17.93	$-	$12,102,046
August 1 through August 31, 2019 (a)	144	18.80	-	12,102,046
September 1 through September 30, 2019 (a)	4,897	18.33	-	12,102,046
Total	5,226		$-

 __________

(a)	Amount relates to shares withheld from vesting’s of stock-based compensation awards for employee income tax withholding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits
Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2019.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President