Form 10-K
period 2019-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2020-02-26
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4749725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

96 Morton Street, 9th Floor, New York, New York	10014
(Address of Principal Executive Offices)	(Zip Code)

(212) 261-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	LIND	The NASDAQ Stock Market LLC

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $509.4 million based on the closing sales price of $17.95 on the NASDAQ Capital Market.

As of February 18, 2020, there were 49,718,438 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2019

i

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	general economic conditions;

●	unscheduled disruptions in our business due to weather events, mechanical failures, or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic Society;

●	compliance with new and existing laws and regulations, including environmental regulations;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels or financial difficulties of the shipyard constructing such vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad provides expedition cruising and adventure travel experiences, fostering a spirit of exploration and discovery, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic), including places that are best accessed by a ship (such as the Galápagos, the Alaskan coast and Baja California’s Sea of Cortez), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. In addition to our sea-based expeditions, we offer land-based, eco-conscious expeditions across the globe from Antarctica to Zimbabwe primarily through our Natural Habitat, Inc. (“Natural Habitat”) subsidiary.

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, Alaska, the Canadian Maritimes, Europe, as well as the South Pacific, and in the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

We currently operate a fleet of eight owned expedition ships and five seasonal charter vessels. In addition, we are building two new polar ice-class vessels, the National Geographic Endurance, scheduled for delivery in the first quarter of 2020, and her sister ship, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021.

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

Our business benefits from significant visibility into future revenues, as our guests generally plan and book their voyages far in advance of their departure dates. As of February 18, 2020, 86% of the Lindblad segment’s expected guest ticket revenues for 2020 have been booked.

Natural Habitat specializes in nature adventures, that provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. We provide unique itineraries that include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best. Because of our commitment to environmentally friendly travel and the exceptional quality of our worldwide adventures, we have partnered with World Wildlife Fund (“WWF”) as their exclusive conservation travel partner. Through our relationship with WWF, their top scientists and staff collaborate with us in planning journeys to the world’s most captivating nature destinations.

Lindblad Expeditions Ships and Voyages

Itineraries

Currently we operate a fleet of eight owned expedition vessels, with our ninth and tenth, the National Geographic Endurance and the National Geographic Resolution, scheduled to be delivered in the first quarter of 2020 and the fourth quarter of 2021, respectively, and five seasonal chartered ships to provide our signature marine-based adventures to over 40 destinations on six continents, offering itineraries that last from four to 35 days. We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos throughout the year. We operate two polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We also operate four ships in Alaska during the northern hemisphere summer months that travel south along the North American coastline to the Sea of Cortez, Belize, Guatemala, Costa Rica and Panama for the winter. In addition, we charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cambodia and Vietnam, and Egypt.

We place a strong focus on innovation, which we seek to achieve by introducing new expedition options and continuously making improvements to our fleet and voyage experiences as new technology or operating procedures are developed. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 18 to 24 months in advance. Lindblad segment occupancy rates were 91%, 91% and 87% for the years ended December 31, 2019, 2018 and 2017, respectively, indicating strong consumer interest in our offerings. Adding new capacity allows us to expand our inventory of existing itineraries, extend into new markets and explore new destinations. The following table presents summary information concerning the ships we currently operate, and their geographic areas of operation based on planned 2020 itineraries:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag

National Geographic Endeavour II	2005, renovated in 2016	95	50	Galápagos	Ecuador
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Europe, the British Isles and Patagonia/South America	Bahamas
National Geographic Islander	1995	47	24	Galápagos	Ecuador
National Geographic Orion	2003	102	53	Arctic, Antarctica, Bering Sea, South America and the South Pacific	Bahamas
National Geographic Quest	2017	96	50	Alaska, Canada, the Pacific Northwest, Belize, Columbia, Costa Rica and Panama	U.S.A.
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Costa Rica, Panama and the Pacific Northwest	U.S.A.
National Geographic Venture	2018	96	50	Alaska, Pacific Northwest, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	44	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

* Chartered Vessel

 The following table presents summary information concerning our new passenger cruise vessels under construction.

Vessel Name	Scheduled Delivery	Guest Capacity	Cabins	Primary Areas of Operation	Flag

National Geographic Endurance	Q1 2020	126	69	Arctic, Antarctic, Greenland and Norway	Bahamas
National Geographic Resolution	Q4 2021	126	69	Arctic, Antarctic, Greenland and Norway	Bahamas

Owned Vessels

National Geographic Endeavour II joined the fleet in 2016, sailing year-round in the Galápagos. The National Geographic Endeavour II accommodates 95 guests in 50 cabins and offers public areas designed for maximum viewing of nature and wildlife. The forward lounge features a presentation space that offers all aboard the chance to participate in evening exploration recaps or special guest events. The ship is also outfitted with the tools of exploration, including Zodiacs, kayaks, paddleboards and underwater cameras, to connect guests with the islands and undersea wildlife.

National Geographic Explorer joined the fleet in 2008 and primarily operates in the Arctic, Antarctica, Europe, the British Isles and Patagonia/South America. The National Geographic Explorer accommodates 148 guests in 81 cabins, including 13 cabins with private balconies and six suites. The National Geographic Explorer is outfitted with an ice-strengthened hull, advanced navigation equipment and is equipped to visit some of the most remote and extreme areas on the planet. The vessel is spacious and modern, with a variety of public areas that offer views of the passing landscape and for observing wildlife, including a window-lined library and observation lounge located at the top of the ship, several observation decks and a forward-facing chart room.

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

National Geographic Orion joined the fleet in 2013 and primarily operates in the Arctic, Antarctic, Alaska, South America, the Bering Sea, Russia and the South Pacific. The National Geographic Orion accommodates 102 guests in 53 cabins and a variety of public spaces that offer panoramic views of the passing landscape. The National Geographic Orion is a blue water, ice-class vessel, equipped with advanced technology, including large retractable stabilizers, sonar, radar and an ice-strengthened hull. A shallow draft as well as bow and stern thrusters allow for maneuvering close to shore. The public rooms include a window-lined main lounge, as well as an observation lounge and library at the top of the ship, with numerous observation decks.

National Geographic Quest joined the fleet during the third quarter of 2017 and is the sister-ship of the National Geographic Venture. The National Geographic Quest primarily sails in Alaska, Canada, the Pacific Northwest, Belize, Columbia, Costa Rica and Panama. The vessel accommodates 96 guests in 50 cabins, including 22 cabins with step-out balconies. The ship features the latest satellite communication and navigation technology, designed with superior viewing experiences from the decks and common areas, and is equipped with Zodiacs, kayaks, paddleboards and other expeditionary equipment. The National Geographic Quest has a shallow draft and small size, which allows it to reach places inaccessible to larger ships.

National Geographic Sea Bird joined the fleet in 1991 and is the twin ship of the National Geographic Sea Lion. The National Geographic Sea Bird accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences. The vessel offers expedition cruises in Alaska, the Pacific Northwest, Baja California and the Sea of Cortez. The National Geographic Sea Bird’s shallow draft and small size allow it to reach places inaccessible to larger ships.

National Geographic Sea Lion joined the fleet in 1990 and is the twin ship of National Geographic Sea Bird. The National Geographic Sea Lion accommodates 62 guests in 31 outside cabins and has an open bow that provides for shared wildlife viewing experiences. The vessel offers expedition cruises in Alaska, the Pacific Northwest, Baja California, Costa Rica and Panama. The National Geographic Sea Lion has a shallow draft and a small size so that it can reach places inaccessible to larger ships.

National Geographic Venture is our newest vessel, joining the fleet during the fourth quarter of 2018, and is the sister-ship of the National Geographic Quest. The vessel accommodates 96 guests in 50 cabins, including 22 cabins with step-out balconies. The vessel cruises in Alaska, the Pacific Northwest, the California Coast, Baja California and the Sea of Cortez. The ship features the latest satellite communication and navigation technology, designed with superior viewing experiences from the decks and common areas, and is equipped with Zodiacs, kayaks, paddleboards and other expeditionary equipment. The National Geographic Venture’s shallow draft and small size allow it to reach places inaccessible to larger ships.

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

New Passenger Vessels Under Construction

National Geographic Endurance is scheduled to join the fleet in the first quarter of 2020. The National Geographic Endurance will accommodate 126 guests in 69 cabins, including 53 cabins with balconies, and all cabins are equipped with expedition command centers with tablets and TVs, allowing guests to view presentations from their cabins. The National Geographic Endurance is a next-generation expedition ship, purpose-built for polar navigation, fully stabilized, highly strengthened, ice-class Polar Code PC5 (Category A) vessel that is designed to navigate polar passages year-round, and safely explore uncharted waters, while providing exceptional comfort. The National Geographic Endurance will feature an X-BOW® design providing an extremely smooth ride even in adverse conditions and contains a full suite of expedition tools. The variety of public areas include two restaurants, one with 270º views of the surrounding ocean and landscape, and an observation lounge with state-of-the art facilities for presentations. In 2020, the National Geographic Endurance will explore the Arctic, Antarctic and Northern Europe.

National Geographic Resolution is scheduled to join the fleet in the fourth quarter of 2021. Similar to its sister ship, the National Geographic Endurance, the National Geographic Resolution will accommodate 126 guests in 69 cabins, including 53 cabins with balconies, and all cabins are equipped with expedition command centers with tablets and TVs, allowing guests to view presentations from their cabins. The National Geographic Resolution is a next-generation expedition ship, purpose-built for polar navigation, fully stabilized, highly strengthened, ice-class Polar Code PC5 (Category A) vessel that is designed to navigate polar passages year-round, and safely explore uncharted waters, while providing exceptional comfort. The National Geographic Resolution will feature an X-BOW® design providing an extremely smooth ride even in adverse conditions and contains a full suite of expedition tools. The variety of public areas include two restaurants, one with 270º views of the surrounding ocean and landscape, and an observation lounge with state-of-the art facilities for presentations.

Ship Repair and Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our expedition ships is taken out of service periodically for a scheduled deeper maintenance period to conduct repairs and improvements. We maintain our fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled maintenance, periodic inspections, drydocking, wetdocking and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard of reliability.

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

Guest Activities and Services

We provide our guests the opportunity and the tools to be active and engaged explorers. Our vessels carry a variety of equipment for exploration which, depending on the ship and destination, may include Zodiacs for water-based activities and quick transfers to shore, kayaks and paddleboards for personal exploration, motorized skiffs, an underwater camera, a remotely operated vehicle, a video microscope to study some of the smallest organisms of the marine ecosystem, a crow’s nest camera atop a ship’s mast, hydrophones for listening to vocalizations of marine mammals, snorkeling gear, scuba gear and wetsuits. An experienced and knowledgeable expedition staff leads guests in exploration while Zodiac riding, hiking onshore, paddling on the water or observing wildlife from ashore or onboard the ship. All voyages feature a certified photo instructor onboard and many include photographers from National Geographic.

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

As a pioneer in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we earned during 2019 are as follows:

●	Cruise Critic 2019 Cruisers’ Choice Destination Awards: Top Small Ship Cruise Line in Alaska

●	Conde Nast Traveler 2019 Readers Choice Awards: Top Small Cruise Lines in The World

●	Travel Weekly Gold Magellan Awards: Best Expedition Cruise Itinerary

●	Travel + Leisure World’s Best: Top Small-Ship Ocean Cruise Lines

●	USA TODAY 10Best Readers’ Choice Travel Award: Best Adventure Travel Company

●	USA TODAY 10Best Readers’ Choice Travel Award: Best Adventure Cruise Lines

●	Global Traveler Magazine’s Wherever Family Awards – Best Family Friendly Travel Provider of the Year

●	Ensemble Travel Purpose Awards: Caring for Community, Environment and Protecting Local Heritage

●	PURE Life Experiences: Transformative Travel Award: Natural Habitat Adventures World’s First Zero Waste Adventure

●	Outdoor Magazine: Best Trips of 2019: Natural Habitat Adventures Seven-Day Yellowstone Safari

●	AFAR 2019 World’s Best Trips: Best Wildlife Encounters: Natural Habitat Adventures

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

Natural Habitat offers over 100 different expedition itineraries of primarily land-based nature adventures in more than 45 countries spanning all seven continents. Natural Habitat expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Expeditions average nine guests with itineraries running from six to 17 days, with an average of 10 days.

We are continuously focused on maintaining and elevating the guest experience and identifying new opportunities to help people discover the wonders of the world. We believe that our track record of high-quality expedition offerings, along with our history of providing in-depth and highly innovative itineraries, represent significant competitive advantages for us.

Strong Financial Profile

Our business model allows us to generate consistent operating cash flow with high revenue visibility. Our guests plan and book their expeditions on average nine months in advance, with a deposit due upon booking, providing us insight into future revenue and a source of cash flow. Based on our product offerings, we are able to support premium pricing with minimal discounting and benefit from low maintenance expenditure requirements, minimal working capital needs and favorable tax attributes.

We also have a strong cash position, providing us with ample financial flexibility to pursue growth opportunities through investment in new vessels, new charters, tactical land-based products or potential acquisitions of ships or other operators, while still maintaining a prudent capital structure.

Significant Growth Opportunities

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring travel experiences such as expedition cruising. This has led to strong growth in the specialty cruise segment and we believe these trends will continue. We have expanded the number of ships in our fleet, with the National Geographic Quest in 2017 and the National Geographic Venture in 2018, and additional chartered vessels. We have two contracted new polar ice-class vessels, the National Geographic Endurance, scheduled to be delivered in the first quarter of 2020, and the National Geographic Resolution, with scheduled delivery in the fourth quarter of 2021. Additionally, we believe that our platform is well positioned to opportunistically seek accretive purchases of operators that lack scale and capital, further extending our growth prospects.

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in education, exploration, research, storytelling, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic Partners reaches hundreds of millions of people around the world through a wide range of media, including print, TV, digital and social media platforms. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s naturalists and photographers.

Through this alliance, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in an Alliance and License Agreement and a Tour Operator Agreement, both which run until December 31, 2025 (that may be terminated early by National Geographic in certain instances). In 2018, this alliance was expanded to include all of the Americas.

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

The specialty cruise segment has demonstrated strong growth as consumers increasingly prefer experiences over other forms of discretionary spending. The United States Tour Operators Association (“USTOA”) named the three top travel trends projected for growth over the next five years as (i) local immersion, (ii) small group/small ships and (iii) uncharted destinations. In its 2020 Trend and Industry Outlook, Cruise Lines International Association is predicting a 12% passenger growth for 2020 over 2018. Despite consistent growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families, but affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. We believe that our small ship expedition offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. The U.S. Census Bureau projects that the age group of 50 years and older to grow to approximately 126 million individuals by 2025. According to a USTOA report, approximately 60% of its members’ customer base are aged 51 and older.

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

Competition

We compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Silversea Expeditions, Quark Expeditions, Compagnie du Ponant, Hurtigruten and UnCruise Adventures. We expect our competition in the specialty cruise business to increase in future years as established and newer operators in the expedition market are forecasted to launch numerous vessels into the market over the next two years, either as expansion or vessel replacements. In addition, we face increased competition with respect to our itineraries in areas such as Alaska, the Arctic and Antarctica.

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

We believe that our guests do not want to be passive tourists, so our expeditions foster active engagement. Our ships are equipped with tools for exploration to promote and facilitate up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. This could include an opportunity for the guest to watch a killer whale circling a seal on an ice floe, while standing next to a marine biologist and an experienced nature photographer from National Geographic. This intense focus on seeking to elevate the overall experience and engaging with guests has resulted in highly favorable customer feedback. We believe that by consistently delivering exceptional experiences to our guests, we have built a highly valuable and trusted brand in the expedition cruising and land-based expedition market, which attracts a growing number of discerning and affluent guests who are prepared to pay a premium for our offerings.

High Visibility and Differentiated Revenue Management Strategy

Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial notice, we begin to market our voyages approximately 12 to 24 months in advance of the departure date, depending on the destination. Guests book their trips, on average, nine months prior to sail date, paying a deposit at booking and the final payment 60 to 120 days prior to the date of travel, dependent upon the selected voyage. As of February 18, 2020, 86% of the Lindblad segment’s expected guest ticket revenues for 2020 has been booked.

Unlike the large cruise line operators that serve the broader market, our product offering is inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in primarily driving participation through discounting and do not generally pursue such strategies. Instead, we focus on voyage enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is industry convention to base 100% occupancy on two persons per cabin, we may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market. However, we have achieved strong occupancy rates for the Lindblad segment in the last three years (based on two persons per cabin), operating at 91%, 91% and 87% occupancy rate for the years ended December 31, 2019, 2018 and 2017, respectively.

Maximize and Grow Net Yields

We have historically achieved high net yields and continue to see opportunities for growth. Net yield is a frequently referenced metric in the cruise industry and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yields are driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend, including spa services and alcoholic beverages. Our net yields for the Lindblad segment were $1,050, $1,044 and $985 in 2019, 2018 and 2017, respectively. Furthermore, our historical net yield has been significantly higher than the large-scale cruise line operators. We expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

Our brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat guests. In 2019, 41% of our guests had been on a previous expedition with us. We have closely aligned our marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the Lindblad Expeditions – National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”). In the past, we have organized high-level meetings in the Arctic, Antarctic, Galápagos and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality marine based adventure vacation experiences.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. In addition, we routinely feed content to National Geographic’s social media platforms, which extend the reach of our brand significantly.

Disciplined Expansion

We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators. We currently have two polar ice-class vessels under construction and scheduled for delivery, the National Geographic Endurance in the first quarter of 2020, and the National Geographic Resolution in the fourth quarter of 2021. We launched two new coastal vessels, the National Geographic Quest in 2017 and the National Geographic Venture in 2018, and increased both our Net Yield and occupancy with the addition of this new inventory. In 2016, we acquired an 80.1% ownership in Natural Habitat. We believe that we have ample capital and financial flexibility to fund investments in new-builds, acquisitions of vessels or travel related businesses and management considers it to be an important step to meet increasing demand for our offerings.

Operations

Sales and Marketing

We place a strong emphasis on identifying the needs of our guests and creating expedition opportunities and products that guests value. We use communication strategies and marketing campaigns designed to strengthen brand awareness and to emphasize the distinctive qualities of each expedition we offer. Marketing strategies include the use of direct marketing, mail and email; digital media, including search, social media and programmatic ad buying; traditional media; brand websites; and travel agencies and other strategic third-party distribution partners.

We source our business through a combination of direct selling, travel agency networks and our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, our focus has been to primarily source guests for our expeditions from the United States. Expedition cruise guests sourced from the U.S. represented approximately 91% of our total global expedition cruise guests’ ticket revenue in 2019 and 90% in 2018 and 2017.

Our largest channel for expedition cruise guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or requesting a reservation online at our website. The direct channel represented approximately 40% of expedition cruise guest ticket revenues for 2019 and 2018, and 41% for 2017.

We also generate significant bookings from travel agents and wholesalers, representing approximately 28% for the years ended 2019 and 2018, and 27% for the year ended 2017, for expedition cruises guest ticket revenue. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a significant channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 24%, 26% and 25% of expedition cruise guest ticket revenues for 2019, 2018 and 2017, respectively. As part of this relationship, our owned vessels carry the National Geographic name.

The remainder of our expedition cruise bookings, 8% of guest ticket revenues for 2019 and 6% for 2018 and 2017, respectively, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels, with direct mail being the largest segment of our marketing expenditures. Our detailed brochures present our expedition offerings comprehensively, providing guests with all the information needed to make an informed travel decision. We execute direct mail campaigns with the primary purpose of generating qualified leads, upon which we will fulfill requests with the appropriate product brochure and/or digital media. We also invest significantly in digital media as part of our guest acquisition efforts with particular focus in paid search, paid social media, and programmatic video and display advertising.

We operate two websites, www.expeditions.com for our Lindblad expedition cruise offerings and www.nathab.com for our Natural Habitat nature adventures. Both websites are supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. Consumers are directed to key areas on either www.expeditions.com or www.nathab.com through weekly emails, direct mail, social media, PR, and advertising. We also routinely offer webinars to offer greater insights into our expeditions, hosted by members of the expedition teams with intimate knowledge of the geographies featured. In 2019, our www.nathab.com site was redesigned to provide an enhanced user experience with improved video integration and easier, more intuitive page and trip navigation. In addition, www.expeditions.com will see the launch of a fully redesigned website in the first half of 2020. The redesigned www.expeditions.com website will be designed to fit any device or screen and feature enhanced functionality such as: real-time cabin availability, e-commerce capability, enhanced personalization, enriched design and content to better reflect the expedition experience, and improved organic search.

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

We focus on maintaining list pricing of our offerings and any discounting that we pursue is tactical, targeted and infrequent. In addition to our standard expedition packages, we may be able to offer a complete vessel for charter and may provide incentives for this type of arrangement. Group and multi-generational family travel may also be eligible for additional incentives based upon the voyage, duration and number of guests travelling. From time to time, we may incentivize guests to book with us with a variety of offers, including free or reduced-price air transportation, hotel nights or other value-added items. We offer rewards to our guests through our loyalty program, Friends for Life, to encourage repeat business.

Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (LEX-NG Fund)

We seek to inspire people to explore and care about the planet. One of Lindblad’s governing principles is to positively impact the areas we explore and in which we work. To this end, we, along with the National Geographic Society, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to support projects to understand and protect our world’s oceans, restore critical marine and coastal habitats, and foster environmental stewardship in the regions visited by our fleet, and beyond. Together with our guests, we have raised $12.3 million since the Fund was established in 2008. In addition, 500,000 shares of Lindblad common stock were contributed to the LEX-NG Fund by the founders of Capitol Acquisition Corp. II in connection with the merger with Lindblad Expeditions, Inc., to support the regions that we visit. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. In 2019, the LEX-NG Fund issued 10 unique grants to nine regional partners in six key regions, while also supporting three major National Geographic Society conservation, education and research initiatives: Pristine Seas, Grosvenor Teacher Fellowship and Early Career Grants. The majority of funds were donated by guests traveling aboard our fleet. The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board is currently comprised of five members, including Sven-Olof Lindblad, our founder, President and Chief Executive Officer, Glynis Lough, Vice President at the National Geographic Society, and Valerie Craig (Interim Member), Deputy to the Chief Scientist and Senior Vice President, Science & Exploration at the National Geographic Society.

Environmental Stewardship

Our staff is involved in organizations such as the International Association of Antarctic Tour Operators and the Association of Arctic Expedition Cruise Operators, which seek to lead the tourism industry with management best practices for visiting places such as Antarctica, the Arctic and the Galápagos Islands. Our staff also works with several organizations to promote sustainable seafood programs where possible, including (i) the MarViva Foundation (a non-governmental organization focused on promoting the conservation and sustainable use of coastal and marine ecosystems in the eastern tropical Pacific) to provide a consumer market for sustainably caught fish from the first designated responsible fishing area of Costa Rica, (ii) a co-op in the Galápagos Islands committed to ocean conservancy and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem. We also work with the Charles Darwin Research Station and Charles Darwin Foundation on conservation initiatives geared toward preserving the Galápagos Islands. In 2018, we announced the elimination of single-use plastics fleet-wide, and in 2019 we announced our intention to become a carbon neutral company.

Seasonality

Our Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours.

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

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This coverage includes coverage for physical damage to the ship, which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks, as well as business interruption insurance for our owned ships based on the evaluation of the financial exposure per vessel for profitability. In addition, we maintain workers’ compensation, directors’ and officers’ liability and other insurance coverage.

We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available in the future, particularly for war risk insurance. All of our insurance coverage is subject to certain limitations, exclusions and deductible levels.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. Our owned ships are registered in the U.S., the Bahamas or Ecuador, as applicable. These countries are signatories to the International Maritime Organization (IMO) safety, security and environmental instruments and policy. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Ships are also subject to similar inspections pursuant to the laws and regulations of various other countries visited. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally. From time to time, various regulatory and legislative changes may be proposed that could impact operations and subject us to increasing compliance costs in the future.

Safety and Security Regulations

Our ships are required to comply with international safety standards established by SOLAS, which, among other things, establishes requirements for ship design, structural features, materials, construction, life-saving equipment and safe management, and operation of ships to ensure guest and crew safety. The SOLAS standards are revised from time to time and our vessels are compliant with applicable SOLAS requirements. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators. All of our operations and ships are regularly audited by various national authorities and maintain the required certificates of compliance with the ISM Code.

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

The MARPOL Regulations impose global limitations on the sulfur content of fuel used by ships operating worldwide and also establish special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2014, there were four established ECAs: the Baltic Sea, the North Sea/English Channel, certain of the waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands. Currently, ships operating in ECAs are required to operate on fuel with a sulfur content of not more than 0.1% m/m (mass by mass). Ships operating elsewhere were previously subject to a limit of 3.5%, which was reduced to not more than 0.5% m/m on and after January 1, 2020.

In July 2011, MARPOL Regulations introduced mandatory measures to reduce greenhouse gas emissions. These include the utilization of an energy efficiency design index (“EEDI”) for new ships as well as the establishment of an energy efficient management plan for all ships. The EEDI is a performance-based mechanism that requires a certain minimum energy efficiency in new ships. These regulations apply to new vessels commissioned after January 1, 2013. In June 2013, the European Commission proposed legislation that would require cruise ship operators using ports in the European Union to monitor and report on the vessels’ annual carbon dioxide emissions starting in 2018.

The Coastwise Laws

Our U.S. flagged vessels are subject to the U.S. laws relating to the transport of passengers or cargo between U.S. ports in the U.S. coastwise trade.

These laws relating to vessels are principally contained in 46 U.S.C. §55103 and the federal regulations promulgated thereunder and are commonly referred to collectively as the “Coastwise Laws.” Subject to limited exceptions, vessels transporting passengers between ports of places in the United States, whether directly or by the way of foreign port, must be “Coastwise qualified”. To be qualified, a vessel must be owned and operated by “citizens of the United States” within the meaning of the governing laws and regulations. In the case of a corporation to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation, and each person authorized to act in the absence or disability of such persons, must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be beneficially owned by U.S. citizens.

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

Consumer Financial Responsibility Regulations

U.S. law requires the operators of passenger vessels embarking passengers at U.S. ports to be certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our U.S. embarking expeditions through an escrow account for passenger deposits and through our liability insurers.

Certain jurisdictions require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.

Regulations Regarding Protection of Disabled Persons

Our U.S. flag vessels are subject to the Americans with Disabilities Act (ADA), which creates affirmative requirements intended to facilitate access by disabled persons. The ADA requires that our U.S. flagged vessels make “reasonable accommodation” in their policies, practices and procedures to facilitate the carriage of passengers with disabilities.

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

Employees

As of December 31, 2019, we had approximately 650 employees, including approximately 350 shipboard employees, and approximately 290 full-time and ten part-time employees in our shoreside operations.

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

In 2016, we acquired Natural Habitat, based in Louisville, Colorado, to expand our expedition offerings with land-based adventure travel expeditions.

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

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic and geopolitical conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Uncertain economic conditions also impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. Demand for our expeditions may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, can decrease consumer demand and result in reduced pricing for expeditions in areas affected by such conditions.

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

Events such as terrorist and pirate attacks, war and other hostilities and the resulting political instability, travel restrictions, such as travel bans to and from certain geographical areas and heightened regulations around customs and border control, the spread of contagious diseases, such as the COVID-19 Coronavirus, and other related concerns over the safety, health and security aspects of traveling, or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business. In addition, adverse publicity from incidents at sea or in remote locations, even when not involving any of our ships or travel offerings, may discourage prospective travelers from taking an expedition-style trip.

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

Ship repair, revitalization delays or mechanical issues on existing vessels may result in cancellation of expeditions or unscheduled drydockings and repairs and thus adversely affect our results of operations.

We depend on shipyards to repair, maintain and revitalize our ships on a timely basis and to ensure they remain in good working order. The sophisticated nature of repairing and revitalizing a ship involves risks, and shipyards may encounter financial, technical or design problems when doing these jobs. Delays in ship repair, revitalization or mechanical failures have in the past and may in the future result in delays or cancellations of expeditions and unscheduled drydocks and repairs of ships. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in drydock for an extended period for repairs. Any such delays, cancellations of expeditions and/or unscheduled drydockings could have a material adverse effect on our business, results of operations and financial condition. These events and any related adverse publicity could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.

Delays or cost overruns in building new vessels, including the failure to deliver new vessels, or the financial difficulties of the shipyard building a vessel could have negative impact on us.

We are currently in the process of building two new polar ice-class vessels. Building new vessels is subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

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

Significant delays, cost overruns and failure to timely deliver new vessels we have committed to service our guests could adversely affect us in several ways, including delaying the implementation of our business strategies, materially increasing our cost of servicing our commitments to our guests or resulting in the cancellation of scheduled expeditions, which have occurred in the past. In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots could impact our ability to construct new ships when and as planned and/or result in stronger bargaining power on the part of the shipyards. We are also at risk of a shipyard experiencing financial difficulty during the process of a new-build, which would subject us to the risk of a shipyard ceasing operations or filing for bankruptcy before delivering a vessel to us, which could substantially delay any new-build and could have a material adverse impact on our business.

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

Although we believe we can access sufficient liquidity to fund our maintenance, investments, including new ship construction, and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, including for new ship builds, our ability to timely refinance and/or replace our outstanding debt and credit facilities on acceptable terms or at all will depend upon numerous factors, many of which are beyond our control. Our inability to access sufficient liquidity on favorable terms when needed would have a negative impact on our ability to expand our fleet, our results of operations and our financial condition.

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

We have an on-going partnership with National Geographic and any termination or alterations to this relationship will likely have an adverse effect on our business. Pursuant to such agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes and we and our guests have access to National Geographic photographers, naturalists and other experts. National Geographic has the right in certain instances to unilaterally terminate the Alliance and License Agreement with us, including:

●	in the event of a change of control in which Sven-Olof Lindblad or his designated successor ceases to hold a senior management role with the company;

●	our failure to achieve specified year-over-year percentage revenue growth requirements; or

●	a failure to meet the conditions necessary to maintain the relationship through 2025.

If any of our agreements with National Geographic are terminated or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations will likely be materially adversely affected due to loss of name recognition associated with the National Geographic brand as well as a loss of sales generated through National Geographic channels.

An increase in capacity worldwide or excess capacity in a particular market could adversely impact our expedition sales and/or pricing.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. Many new expedition class ships have been ordered or are already under construction for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. We expect our competition in the specialty cruise business to increase in future years as established and newer operators in the expedition market are forecasted to launch numerous vessels into the market over the next two years, either as expansion or vessel replacements. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and expedition cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours.

We face significant competition from other vacation operators and cruise companies on the basis of pricing, destination, travel agent preference and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination and is fragmented and primarily comprised of private operators. Currently, we do not directly compete with large cruise vessels. However, in the event large cruise operators further expand into offering smaller sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

In the event that we do not differentiate our offerings or otherwise do not compete effectively with other vacation operators and cruise companies, our results of operations and financial position could be adversely affected.

Unavailability of ports of call may adversely affect our results of operations.

The availability of ports and destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have, geopolitical developments, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries.

Today certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers.

Any limitations on the availability or feasibility of our ports of call could adversely affect our results of operations.

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

Our efforts to expand our business into new markets or complete acquisitions may not be successful.

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

We may also pursue acquisitions in the future, which are subject to, among other factors, our ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, we cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (i) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (ii) difficulty in aligning procedures, controls and/or policies; and (iii) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.

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

Our Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) and our senior secured credit agreements (the “Export Credit Agreement” and the “Second Export Credit Agreement”) contain certain financial covenants and are secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

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

In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future.

Our operating costs could increase due to market forces and economic or geopolitical factors beyond our control.

Our capital expenditure and operating costs, including food, hotel, payroll, fuel, maintenance and repair, airfare, taxes, insurance and security costs, are subject to increases due to market forces and economic or political conditions or other factors beyond our control. If prices rise significantly in a short period of time, we may be unable to sufficiently increase fares or other fees to fully offset our increased costs. Increases in capital expenditures and operating costs could adversely affect our profitability.

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

We pay expenses, recognize assets and incur liabilities in currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must convert expenses and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, absent offsetting changes in other foreign currencies, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net income and the value of balance sheet items denominated in foreign currencies. We use limited financial instruments, such as foreign currency forward contracts and swaps, to mitigate our net balance sheet exposure to currency exchange rate fluctuations. However, there can be no assurances that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we have ship maintenance contracts and ship construction contracts that are denominated in currencies other than the U.S. dollar. We have entered into, and may enter into in the future, forward contracts and/or options to manage a portion of the currency risk associated with these contracts, and we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of these contracts could result in a significant loss.

The interest rates on our credit facilities might change based on changes to the method in which the London Interbank Offered Rate (“LIBOR”) or its replacement rate is determined.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market, and is widely used as a reference for setting the interest rate on loans globally. Our Amended Credit Agreement, our Export Credit Agreement and our Second Export Credit Agreement each contain variable interest rates referenced to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short term repurchase agreements - the Secured Overnight Financing Rate. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

The consequences of these developments cannot be entirely predicted, but may result in an increase to our overall borrowing costs and interest expense, which could adversely affect our profitability.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the reputation, skills and contributions of key executives, including Sven-Olof Lindblad, in particular, and other employees, and on our ability to recruit and retain high quality personnel. Our management team is comprised of individuals with a diverse knowledge base and skill sets acquired through extensive experience in expedition cruising, adventure travel, and hospitality. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. A loss of key executives or other key employees or disruptions among our personnel could adversely affect our results of operations.

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

Our failure to properly and efficiently design, construct, implement and operate our new reservations and customer relationship management (“CRM”) computer systems could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

We are implementing new reservations and CRM systems to modernize and improve current capabilities. The new systems are intended to combine enterprise resource planning solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new systems also intend to improve functionality and information flow and increase automation in servicing our customers.

The failure to properly, efficiently and economically complete transition to and operate the new systems on a timely basis, or at all, could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. In addition, numerous other states have also considered privacy laws like the CCPA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to effected subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

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

A change in our tax status under the United States Internal Revenue Code (the “Internal Revenue Code”), or other jurisdictions, may have adverse effects on our income.

At the present time, many of our subsidiaries that are foreign corporations do not derive any significant income from sources within the United States and are not subject to significant United States federal income taxes. Any income earned by these subsidiaries from sources within the United States generally is subject to United States federal income tax (and United States branch profits tax) unless the requirements of the exemption under Section 883 of the Internal Revenue Code are met. Although we expect that any United States source income of our foreign subsidiaries will generally qualify for the benefits of the Section 883 exemption, there is no assurance that such benefits will be available.

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

For instance, the number of visitors admitted to the Galápagos National Park at any given time is limited by the number of “cupos” permits issued by the Galápagos National Parks Service. In June 2015, the Special Law of Special Regimen for Province of Galapagos was approved and subsequently updated in November 2015. The law established that cupos, which were in effect as of July 2015, will have a validity of nine years. Our rights to operate in the Galapagos will therefore expire in July 2024 based on the law and decree.

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

The operation of vessels is affected by the requirements of the International Maritime Organization’s International Safety Management Code for the Safe Operation of Ships and Pollution Prevention (“ISM Code”). The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. A failure to comply with the ISM Code may subject us to increased liability, invalidate existing insurance or decrease available insurance coverage for the affected vessels and result in a denial of access to or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

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

Compliance with the Coastwise Laws requires that non-U.S. citizens beneficially own no more than 24.99% in the entities that directly or indirectly own the vessels that operate in the U.S. coastwise trade. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers because some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the business may not attain the amount that could be obtained in an unregulated market.

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

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, a media studio in Burlington, Vermont and warehouse space in Seattle, Washington for our shoreside operations. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions, Ships and Voyages.”

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

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIND”.

Holders

As of January 31, 2020, there were 172 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings for use in our business operations and for purchases of our common stock, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2019.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. See Notes to the Consolidated Financial Statements Note 11 – Stockholders' Equity for more information. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2019.

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2014 to December 31, 2019 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2014 and reinvestment of dividends.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
LIND	$100.00	$112.45	$95.65	$99.09	$136.23	$165.59
S&P 500	100.00	99.27	108.74	129.86	121.76	156.46
FTSE 100 Index	100.00	95.07	108.78	117.08	101.93	114.87

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Tour revenues	$343,091	$309,734	$266,504	$242,346	$209,985
Operating income	33,198	25,338	10,744	13,981	15,502
Net income (loss)	18,748	11,552	(7,529)	5,059	19,742
Per Share Data:
Earnings (loss) per share:
Basic	$0.29	$0.25	$(0.19)	$0.11	$0.44
Diluted	$0.28	$0.24	$(0.19)	$0.10	$0.43
Weighted average shares outstanding, basic	47,440,788	45,378,188	44,576,912	45,649,971	44,917,829
Weighted average shares outstanding, diluted	49,426,563	46,340,054	44,576,912	46,456,921	45,575,387

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$548,658	$473,409	$424,348	$407,701	$381,613
Long-term debt	218,068	190,089	165,936	165,878	164,443
Total liabilities	409,296	350,863	311,724	288,722	267,692
Total stockholders' equity	123,250	116,044	106,322	113,809	113,921

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We provide expedition cruising and adventure travel experiences that include itineraries featuring up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures and wildlife experiences around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as the Arctic, Antarctic, the Galapagos Islands, Alaska, Baja’s Sea of Cortez, Costa Rica, Panama, polar bear tours in Churchill, Canada, Alaskan grizzly bear tours and African safaris.

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

Management considers investments in new ships to be an important step to meet increasing demand for our expedition cruise offerings. The National Geographic Quest launched in 2017 and operates in Alaska, British Columbia and the Pacific Northwest during the summer months and voyages to the Channel Islands, Belize, Columbia, Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. The National Geographic Venture launched in 2018 and operates primarily in the Channel Islands, Baja California and the Sea of Cortez during the Northern Hemisphere winter seasons and Alaska, British Columbia and the Pacific Northwest during the summer. In 2020, the National Geographic Endurance is scheduled to launch and operate primarily in the Arctic and Antarctic.

In February 2019, we entered into an agreement to construct a new polar ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. In March of 2019, we entered into a senior secured credit agreement, for a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing financing for up to 80% of the purchase price of the vessel. During September of 2019, we drew approximately $30.5 million against the senior secured credit agreement for a contracted installment payment.

In July 2019, we closed an offer and solicitation of consent to exchange all of our previously outstanding warrants to purchase our common stock, during which all our outstanding warrants were converted into approximately 3.9 million shares of our common stock.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2019, 2018 and 2017;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

General and administrative

General and administrative expenses include the cost of shoreside vessel support and other administrative functions, including salaries and related benefits, credit card commissions, professional fees and rent.

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yields, Occupancy and Net Cruise Costs, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the National Geographic fee amortization, debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income and net income for the years ended December 31, 2019, 2018 and 2017 as shown in the following table:

	For the years ended December 31,
(In thousands)	2019	2018	Change	%	2017	Change	%
Tour revenues	$343,091	$309,734	$33,357	11%	$266,504	$43,230	16%

Cost of tours	166,608	153,743	12,865	8%	135,526	18,217	13%
General and administrative	62,744	62,898	(154)	(0%)	60,529	2,369	4%
Selling and marketing	54,772	46,987	7,785	17%	42,354	4,633	11%
Depreciation and amortization	25,769	20,768	5,001	24%	17,351	3,417	20%
Operating income	$33,198	$25,338	$7,860	31%	$10,744	$14,594	136%
Net income (loss)	$18,748	$11,552	$7,196	62%	$(7,529)	$19,081	253%
Net income (loss) per share available to common stockholders
Basic	$0.29	$0.25	$0.04		$(0.19)	$0.44
Diluted	$0.28	$0.24	$0.04		$(0.19)	$0.43

Comparison of Years Ended December 31, 2019 and December 31, 2018 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2019 increased $33.4 million, or 11%, to $343.1 million compared to $309.7 million for the year ended December 31, 2018. At the Lindblad segment, tour revenues increased by $26.1 million driven primarily by an increase in Available Guest Nights during 2019 due to the addition of the National Geographic Venture to our fleet in the fourth quarter of 2018. At the Natural Habitat segment, tour revenues increased $7.3 million over the prior year period primarily due to additional departures, increased travelers and itinerary changes that drove higher average pricing.

Cost of Tours

Total cost of tours for the year ended December 31, 2019 increased $12.9 million, or 8%, to $166.6 million compared to $153.7 million for the year ended December 31, 2018. At the Lindblad segment, cost of tours increased $10.5 million primarily due to incremental costs related to the National Geographic Venture and higher charter costs, partially offset by lower drydock expense. At the Natural Habitat segment, cost of tours increased $2.4 million due to additional departures.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 decreased $0.2 million to $62.7 million compared to $62.9 million for the year ended December 31, 2018. At the Lindblad segment, general and administrative expenses decreased $2.3 million from the prior year primarily as a result of lower value-added tax (“VAT”) expense, a decrease in stock-based compensation expense and the absence of debt refinancing costs incurred in 2018, partially offset by costs incurred related to the warrant exchange, higher personnel costs and increased credit card fees associated with higher bookings. At the Natural Habitat segment, general and administrative expenses increased $2.1 million primarily due to increased personnel costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $7.8 million, or 17%, to $54.8 million for the year ended December 31, 2019 compared to $47.0 million for the year ended December 31, 2018, primarily due to a $6.6 million increase at the Lindblad segment driven by higher advertising spend, costs related to implementation of our new reservation and customer relationship management systems and increased commission expense associated with the higher tour revenues. At the Natural Habitat segment, selling and marketing expenses increased $1.2 million primarily driven by an increase in advertising expenditures and commission expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $5.0 million, or 24%, to $25.8 million for the year ended December 31, 2019 compared to $20.8 million for the year ended December 31, 2018, primarily related to a full year of depreciation on the National Geographic Venture.

Other (Expense) Income

Other expenses were $12.3 million for the year ended December 31, 2019, compared to $13.2 million for the year ended December 31, 2018. The $0.9 million decrease was primarily due to the following factors:

●

In 2019, we recorded an $0.1 million gain in foreign currency translation compared to a loss of $2.2 million in 2018 due to the strengthening of the U.S. dollar primarily in relation to the Canadian dollar, South African Rand and the Euro in the same period a year ago.

●

Interest expense, net, increased $1.5 million to $12.3 million in 2019 from $10.8 million in 2018 due to borrowings and the commitment fees under our senior secured credit agreements and related foreign exchange hedge expenses, partially offset by lower interest rates on our term loan facility and higher capitalized interest for the National Geographic Endurance and the National Geographic Resolution.

Comparison of Years Ended December 31, 2018 and December 31, 2017 - Consolidated

Tour Revenues

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 increased $2.4 million, or 4%, to $62.9 million compared to $60.5 million for the year ended December 31, 2017. At the Lindblad segment, general and administrative expenses were flat to the prior year primarily as a result of lower stock-based compensation expense, as the 2016 CEO Allocation Grant and option grants were primarily expensed in 2017, and the executive severance costs incurred in 2017. These were offset by increased personnel costs, debt refinancing costs, credit card fees and increased professional fees. At the Natural Habitat segment, general and administrative expenses increased $2.4 million primarily due to an increase in personnel.

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

	For the years ended December 31,
(In thousands)	2019	2018	Change	%	2017	Change	%
Tour revenues:
Lindblad	$272,410	$246,334	$26,076	11%	$216,815	$29,519	14%
Natural Habitat	70,681	63,400	7,281	11%	49,689	13,711	28%
Total tour revenues	$343,091	$309,734	$33,357	11%	$266,504	$43,230	16%
Operating Income:
Lindblad	$26,203	$19,798	$6,405	32%	$7,292	$12,506	172%
Natural Habitat	6,995	5,540	1,455	26%	3,452	2,088	60%
Total operating income	$33,198	$25,338	$7,860	31%	$10,744	$14,594	136%
Adjusted EBITDA:
Lindblad	$57,971	$47,815	$10,156	21%	$38,655	$9,160	24%
Natural Habitat	8,648	7,031	1,617	23%	4,834	2,197	45%
Total adjusted EBITDA	$66,619	$54,846	$11,773	21%	$43,489	$11,357	26%

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2019 to December 31, 2018

Tour Revenues

Tour revenues for the year ended December 31, 2019 increased $26.1 million, or 11%, to $272.4 million compared to $246.3 million for the year ended December 31, 2018. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the addition to our fleet of the National Geographic Venture in the fourth quarter of 2018. Additionally, Net Yield for the year ended December 31, 2019 increased to $1,050 compared to $1,044 for the year ended December 31, 2018, primarily driven by price increases and changes in itineraries. Occupancy of 91% was in line with a year ago as increased demand filled the additional capacity from the National Geographic Venture as we maintained a constant 91% occupancy rate for the years ended December 31, 2019 and 2018,

Operating Income

Operating income increased $6.4 million to $26.2 million for the year ended December 31, 2019 compared to $19.8 million for the year ended December 31, 2018. The increase was primarily driven by a full year of operations of the National Geographic Venture, as well as lower VAT expense and a decline in stock-based compensation expense, partially offset by higher selling and marketing expenditures, increased personnel costs, higher credit card fees associated with revenue growth and costs related to the warrant exchange.

Comparison of Years Ended December 31, 2018 to December 31, 2017

Tour Revenues

Tour revenues for the year ended December 31, 2018 increased $29.5 million, or 14%, to $246.3 million compared to $216.8 million for the year ended December 31, 2017. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the additions to our fleet of the National Geographic Quest in the third quarter of 2017 and the National Geographic Venture in the fourth quarter 2018. In addition, Net Yield for the year ended December 31, 2018 increased to $1,044 compared to $985 for the year ended December 31, 2017, primarily driven by price increases and changes in itineraries. Occupancy rates also increased for the year ended December 31, 2018 to 91% compared to 87% for the year ended December 31, 2017, reflecting higher demand across the fleet. 2017 results also included the impact of the cancellation of four highly booked voyages of the National Geographic Orion and two highly booked voyages of the National Geographic Sea Lion.

Operating Income

Operating income increased $12.5 million to $19.8 million for the year ended December 31, 2018 compared to $7.3 million for the year ended December 31, 2017. The increase was driven by higher tour revenues, partially offset by higher operating costs, primarily related to the full year of operations of the National Geographic Quest and the addition of the National Geographic Venture to the fleet in the fourth quarter 2018, as well as the impact of the cancelled voyages in 2017. Operating income for 2018 also benefited from lower stock-based compensation expense and executive severance costs.

Results of Operations – Natural Habitat Segment

Comparison of Years Ended December 31, 2019 to December 31, 2018

Tour Revenues

Tour revenues increased $7.3 million, or 11%, to $70.7 million compared to $63.4 million in 2018 primarily due to additional departures, increased travelers and itinerary changes that drove higher average pricing.

Operating Income

Operating income increased $1.5 million, or 26%, to $7.0 million in 2019 compared to $5.5 million in 2018 primarily due to the growth in tour revenues, partially offset by higher operating costs related to the additional departures, as well as increased personnel expenses and marketing costs to support future growth initiatives.

Comparison of Years Ended December 31, 2018 to December 31, 2017

Tour Revenues

Tour revenues increased $13.7 million, or 28%, to $63.4 million compared to $49.7 million in 2017 primarily due to additional departures and increased pricing.

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

Reconciliation of Net Income to Adjusted EBITDA

Consolidated

	For the years ended December 31,
(In thousands)	2019	2018	2017
Net income (loss)	$18,748	$11,552	$(7,529)
Interest expense, net	12,288	10,830	9,736
Income tax expense	2,190	616	10,002
Depreciation and amortization	25,769	20,768	17,351
Loss (gain) on foreign currency	(94)	2,175	(1,144)
Gain on transfer of assets	-	-	(454)
Other expense	66	165	133
Stock-based compensation	3,573	4,405	10,627
National Geographic fee amortization	2,907	2,907	2,907
Warrant exchange and debt refinancing costs	970	997	-
Reorganization costs	90	360	451
Other (a)	112	71	1,409
Adjusted EBITDA	$66,619	$54,846	$43,489

__________

(a)          Consists of expenses related to emergency search and rescue assistance and other non-recurring charges for 2019 and executive severance costs for 2018 and 2017.

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment

	For the years ended December 31,
(In thousands)	2019	2018	2017
Operating income	$26,203	$19,798	$7,292
Depreciation and amortization	24,116	19,277	15,969
Stock-based compensation	3,573	4,405	10,627
National Geographic fee amortization	2,907	2,907	2,907
Warrant exchange and debt refinancing costs	970	997	-
Reorganization costs	90	360	451
Other (a)	112	71	1,409
Adjusted EBITDA	$57,971	$47,815	$38,655

__________

(a)          Consists of expenses related to emergency search and rescue assistance and other non-recurring charges for 2019 and executive severance costs for 2018 and 2017.

Natural Habitat Segment

	For the years ended December 31,
(In thousands)	2019	2018	2017
Operating income	$6,995	$5,540	$3,452
Depreciation and amortization	1,653	1,491	1,382
Adjusted EBITDA	$8,648	$7,031	$4,834

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

	For the years ended December 31,
	2019	2018	2017
Available Guest Nights	221,516	200,849	186,719
Guest Nights Sold	201,600	182,298	163,256
Occupancy	91%	91%	87%
Maximum Guests	27,831	25,449	22,805
Number of Guests	25,326	23,102	20,140
Voyages	351	330	308

Calculation of Gross Yield and Net Yield	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2019	2018	2017
Guest ticket revenues	$244,207	$220,841	$191,113
Other tour revenue	28,203	25,493	25,702
Tour Revenues	272,410	246,334	216,815
Less: Orion Insurance Proceeds (a)	-	-	(2,273)
Adjusted Tour Revenues	272,410	246,334	214,542
Less: Commissions	(20,770)	(19,521)	(16,365)
Less: Other tour expenses	(18,813)	(17,106)	(14,325)
Net Revenue	$232,827	$209,707	$183,852
Available Guest Nights	221,516	200,849	186,719
Gross Yield	$1,230	$1,226	$1,149
Net Yield	1,051	1,044	985

_________

(a)           Insurance proceeds received related to the National Geographic Orion voyage cancellations from the first quarter 2017.

Calculation of Gross Cruise Cost and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2019	2018	2017
Cost of tours	$125,343	$114,841	$105,044
Plus: Selling and marketing	48,955	42,325	38,429
Plus: General and administrative	47,793	50,093	50,082
Gross Cruise Cost	222,091	207,259	193,555
Less: Commissions	(20,770)	(19,521)	(16,365)
Less: Other tour expenses	(18,813)	(17,106)	(14,325)
Net Cruise Cost	182,508	170,632	162,865
Less: Fuel Expense	(10,227)	(9,228)	(7,013)
Net Cruise Cost Excluding Fuel	172,281	161,404	155,852
Non-GAAP Adjustments:
Stock-based compensation	(3,573)	(4,405)	(10,627)
National Geographic fee amortization	(2,907)	(2,907)	(2,907)
Warrant exchange and debt refinancing costs	(970)	(997)	-
Reorganization costs	(90)	(360)	(451)
Other (a)	(112)	(71)	(1,409)
Adjusted Net Cruise Cost Excluding Fuel	$164,629	$152,664	$140,458
Adjusted Net Cruise Cost	$174,856	$161,892	$147,471
Available Guest Nights	221,516	200,849	186,719
Gross Cruise Cost per Available Guest Night	$1,003	$1,032	$1,037
Net Cruise Cost per Available Guest Night	824	850	872
Net Cruise Cost Excluding Fuel per Available Guest Night	778	804	835
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	743	760	752
Adjusted Net Cruise Cost per Available Guest Night	789	806	790

__________

(a)          Consists of expenses related to emergency search and rescue assistance and other non-recurring charges for 2019 and executive severance costs for 2018 and 2017.

Liquidity and Capital Resources

Sources and Uses of Cash for the Years Ended December 31, 2019, 2018 and 2017

Net cash provided by operating activities was $62.6 million in 2019 compared to $56.4 million in 2018. The $6.2 million increase was primarily due to improved operating results. Net cash provided by operating activities increased by $3.5 million in 2018 to $56.4 million from $52.9 million in 2017 primarily due to improved operating results.

Net cash used in investing activities was $100.1 million in 2019 compared to $54.3 million in 2018. The $45.7 million increase was mainly due to the $41.7 million increase in purchases of property and equipment in 2019, primarily related to spend on the two new polar ice-class vessels. Net cash used in investing activities was $54.3 million in 2018 compared to $80.5 million in 2017. The $26.2 million decrease was due to the $26.2 million decrease in purchases of property and equipment in 2018 primarily related to higher payments for the new-build vessels in 2017.

Net cash provided by financing activities was $24.6 million in 2019 compared to $16.5 million in 2018. The $8.1 million increase was primarily due to lower deferred financing fee payments in 2019, a reduction in stock and warrant repurchases in 2019 compared to 2018, including tax withholding on vested grants, and borrowings under a senior secured credit agreement associated with new builds, offset by the net proceeds from debt financing in 2018. The $29.9 million increase in cash provided by financing activities of $16.5 million in 2018 compared to net cash used in financing activities of $13.4 million in 2017 was primarily related to the net proceeds from refinancing the Company's long-term debt.

Contractual Obligations

As of December 31, 2019, our contractual obligations were as follows:

	Payments due by period
(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Operating Activities:
Operating lease obligations	$7,388	$1,335	$2,809	$2,652	$592
Charter commitments	23,432	12,769	10,663	-	-
Investing Activities:
Purchase obligations - Fleet expansion	200,850	138,644	62,206	-	-
Financing Activities:
Long-term debt obligations	230,001	4,525	6,540	9,080	209,856
Interest on long-term debt	70,110	11,943	27,970	25,389	4,808
Total	$531,781	$169,216	$110,188	$37,121	$215,256

Funding Sources and Needs

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

In connection with the Amended Credit Agreement, the Company capitalized $4.2 million in 2018 related to lender and third-party fees. In addition, the entry into the Amended Credit Agreement was considered a debt modification with a partial extinguishment, as a result the Company expensed $1.0 million of related costs during the year ended December 31, 2018.

Borrowings under the Term Facility bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, which stepped down from 3.50% during 2019 as our debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate under the Term Facility at December 31, 2019 was 5.01%. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at our option, an alternative base rate plus a spread of 2.00%. We are also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Credit Facility, which matures on March 27, 2023.

During the second quarter of 2018, we entered into interest rate cap agreements to hedge a portion of our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2019, we were in compliance with the covenants.

Senior Secured Credit Agreements

On January 8, 2018, we entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice-class vessel, the National Geographic Endurance, scheduled for delivery in the first quarter of 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel. At our election, the Export Credit Agreement will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, 4.98% as of December 31, 2019. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown.

On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. 30% of the borrowing will mature over five years from drawdown, and 70% of the borrowing will mature over twelve years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt. We incurred approximately $2.3 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. During September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the second contracted installment payment on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 4.98% as of December 31, 2019. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

During March of 2019, we entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge our exposure to the Norwegian Kroner (“NOK”), related to our installment payments under the contract to purchase the National Geographic Resolution.

The Export Credit Agreement and Second Export Credit Agreement contains financial covenants that, among other things, require us to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Export Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00. As of December 31, 2019, we were in compliance with the covenants.

Funding Needs

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of December 31, 2019 and 2018, we had a working capital deficit of $36.3 million and $9.3 million, respectively. As of December 31, 2019 and 2018, we had cash and cash equivalents, excluding restricted cash of $101.6 million and $113.4 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in 2015 and increased the repurchase plan to $35.0 million in 2016. The Repurchase Plan authorizes us to purchase from time to time the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During the year ended December 31, 2019, we repurchased 1,895 shares of common stock for $23,000. As of December 31, 2019, we have cumulatively repurchased an aggregate of 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.1 million as of December 31, 2019.

In November 2017, we executed a contract to build a polar ice-class vessel, the National Geographic Endurance, scheduled for delivery in the first quarter of 2020, for a total purchase price of 1,066.0 million NOK. Subsequently, we exercised our right under the contract to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The first twenty percent of the purchase price was paid shortly after execution of the Agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The remaining purchase price of the ship will be funded through a combination of available cash and borrowing under our Export Credit Agreement and our revolving credit facility.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million NOK, which was amended in December 2019 to (i) provide a $4 million loan to the builder, to be repaid at 112% of the principle balance on maturity in December 2023, and (ii) an expedited delivery incentive that, if the National Geographic Resolution is delivered early, as determined by the expedited delivery schedule per the agreement, that all or a portion of the of the loan will be considered as a delivery bonus and forgiven. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% being paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. The new-build process exposes us to certain risks typically associated with new ship construction which we manage through detailed planning and close monitoring by our internal marine team. As noted, during September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the contracted installment payment on the National Geographic Resolution. The remaining purchase price will be funded through a combination of available cash, borrowing under our Second Export Credit Agreement and our Revolving Facility and excess cash flows generated by our existing operations.

As of December 31, 2019, we had $230.0 million in long-term debt obligations, including the current portion of long-term debt and excluding deferred financing costs. We believe that our cash on hand, our debt facilities (described above) and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, capital expenditures for our newbuilds and other assets and acquisitions, and our Repurchase Plan. However, there can be no assurance that cash flows from operations will be available in the future to fund future obligations.

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

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 80% of our non-current assets at December 31, 2019. We make several critical accounting estimates with respect to our ship accounting. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

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

Stock-Based Compensation

We account for stock-based compensation issued to employees, non-employee directors or other service providers in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation, that requires awards to be recorded at their fair value on the date of grant and amortized over the service period of the award. Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

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

Off-Balance Sheet Arrangements

On January 8, 2018 and April 8, 2019, the Company entered into an Export Credit Agreement and a Second Export Credit Agreement, respectively, as described under our debt facilities above.

Future Application of Accounting Standards

Refer to Item 8 of this Annual Report Note 2 – Summary of Significant Accounting Policies for further information on Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business. The primary exposure relates to the exchange rate fluctuations between our U.S. dollar functional reporting currency and other currencies. This exposure includes prepaid assets, newbuild contracted payments, charter commitments and current liabilities that are denominated in currencies other than our functional currency.

In addition, we have ship maintenance and construction contracts which are denominated in currencies other than the U.S. dollar. While we have entered into, and may, in the future, enter into, forward contracts and collar options to manage a portion of the currency risk associated with these contracts, we are, or may be, exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated.

Historically, we have not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices, the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, and have not historically hedged our fuel purchases. Fuel costs represented 3.8%, 3.7% and 3.4% of our Lindblad segment tour revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

We use currency exchange contracts to manage our exposure to changes in currency exchange rates associated with certain of our non-U.S. dollar denominated receivables and payables. We primarily hedge a portion of our current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, South African Rand, Indian Rupee, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

We are exposed to market risk from changes in foreign currency of the Norwegian Kroner ("NOK"), due to NOK denominated agreement for the construction of our polar ice-class vessel, the National Geographic Resolution, and the foreign exchange forward contracts that we entered into and designated as a cash flow hedge for the purchase of the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021.

As of December 31, 2019, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the year ended December 31, 2019, we recorded a loss of approximately $5.1 million in other comprehensive income related to these foreign exchange derivatives. During the year ended December 31, 2019, we reclassified a loss of $1.6 million from other comprehensive income to a loss on foreign currency due to the maturity of a foreign exchange contract that was designated as a cash flow hedge. The strengthening of the NOK at December 31, 2019 by a hypothetical 10%, would result in an approximately $9.8 million gain being recorded in other comprehensive income. The weakening of the NOK at December 31, 2019 by a hypothetical 10%, would result in an approximately $8.0 million loss being recorded in other comprehensive income.

We are also exposed to market risk from changes in interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates.

As of December 31, 2019, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2019 was $100.0 million. Based on our December 31, 2019 outstanding un-hedged variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2019, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2019 of the Company, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.

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

February 26, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Stockholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	757,467	$11.31	1,309,783	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

 __________

(1)	Information is as of December 31, 2019.
(2)	Consists of shares available for issuance under our 2015 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
3.2	Bylaws.	By Reference	S-1	February 15, 2011
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	Herewith
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan.*	By Reference	DEFM 14-A	June 24, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.7	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.8	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.9	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.10	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.11	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.12	Lindblad 2012 Stock Incentive Plan.*	By Reference	8-K	July 10, 2015
10.13	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015

Number	Description	Included	Form	Filing Date

10.14

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

		By Reference	10-Q	May 3, 2018
10.15	Form of Non-Employee Director Restricted Stock Award Agreement.	By Reference	10-K	March 14, 2016
10.16	Non-Employee Director Deferred Compensation Plan.	By Reference	10-K	March 14, 2016
10.17	2016 CEO Share Allocation Plan.*	By Reference	DEF 14-A	April 15, 2016
10.18	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Philip Auerbach.*	By Reference	8-K	May 3, 2016
10.19	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler.*	By Reference	8-K	May 5, 2016
10.20	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein.*	By Reference	8-K	July 27, 2016
10.21	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.22	Amendment No. 3 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 7, 2017
10.23	Amendment No. 4 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 2, 2018
10.24	Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. †	By Reference	10-Q	May 3, 2018
10.25	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.26	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.27	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.28	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.29	Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 3, 2018
10.30	Amendment No. 5 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	February 28, 2019
10.31	Third Amendment to Tour Operator Agreement, dated as of July 31, 2018, by and between National Geographic Society and Lindblad Expeditions, Inc.	By Reference	10-K	February 28, 2019
10.32	Shipbuilding Contract, dated February 25, 2019, between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. †	By Reference	10-Q	May 2, 2019
10.33	Senior Secured Credit Agreement, dated April 8, 2019, among the Company and Lindblad Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 2, 2019
10.34	Amendment No. 1 to the Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd.	Herewith
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

Number	Description	Included	Form	Filing Date

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Management compensatory agreement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2020.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven-Olof Lindblad	Chief Executive Officer and Director	February 26, 2020
Sven-Olof Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	February 26, 2020
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	February 26, 2020
Bernard W. Aronson

/s/ Elliott Bisnow	Director	February 26, 2020
Elliott Bisnow

/s/ L. Dyson Dryden	Director	February 26, 2020
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	February 26, 2020
Mark D. Ein

/s/ Daniel J. Hanrahan	Director	February 26, 2020
Daniel J. Hanrahan

/s/ John M. Fahey Jr.	Director	February 26, 2020
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	February 26, 2020
Catherine B. Reynolds

LINDBLAD EXPEDITIONS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

Melville, NY
February 26, 2020

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$101,579	$113,396
Restricted cash	7,679	8,755
Marine operating supplies	6,299	5,165
Inventories	2,027	1,604
Prepaid expenses and other current assets	29,055	21,263
Total current assets	146,639	150,183

Property and equipment, net	357,790	285,979
Goodwill	22,105	22,105
Intangibles, net	6,396	7,975
Deferred tax asset	218	-
Right-to-use lease assets	6,105	-
Other long-term assets	9,405	7,167
Total assets	$548,658	$473,409

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$138,825	$123,489
Accounts payable and accrued expenses	38,231	33,944
Lease liabilities - current	1,335	-
Long-term debt - current	4,525	2,000
Total current liabilities	182,916	159,433

Long-term debt, less current portion	213,543	188,089
Deferred tax liabilities	4,491	2,787
Lease liabilities	5,029	-
Other long-term liabilities	3,317	554
Total liabilities	409,296	350,863

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	16,112	6,502

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,717,522 and 45,814,925 issued, 49,626,498 and 45,442,728 outstanding as of December 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	46,271	41,539
Retained earnings	81,655	75,171
Accumulated other comprehensive loss	(4,681)	(671)
Total stockholders' equity	123,250	116,044
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$548,658	$473,409

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2019	2018	2017

Tour revenues	$343,091	$309,734	$266,504

Operating expenses:
Cost of tours	166,608	153,743	135,526
General and administrative	62,744	62,898	60,529
Selling and marketing	54,772	46,987	42,354
Depreciation and amortization	25,769	20,768	17,351
Total operating expenses	309,893	284,396	255,760

Operating income	33,198	25,338	10,744

Other (expense) income:
Interest expense, net	(12,288)	(10,830)	(9,736)
Gain (loss) on foreign currency	94	(2,175)	1,144
Other expense	(66)	(165)	(133)
Gain on transfer of assets	-	-	454
Total other expense	(12,260)	(13,170)	(8,271)

Income before income taxes	20,938	12,168	2,473
Income tax expense	2,190	616	10,002

Net income (loss)	18,748	11,552	(7,529)
Net income attributable to noncontrolling interest	2,395	200	1,132
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	16,353	11,352	(8,661)
Non-cash deemed dividend to warrant holders	2,654	-	-

Net income (loss) available to common stockholders	$13,699	$11,352	$(8,661)

Weighted average shares outstanding
Basic	47,440,788	45,378,188	44,576,912
Diluted	49,426,563	46,340,054	44,576,912

Net income (loss) per share available to common stockholders
Basic	$0.29	$0.25	$(0.19)
Diluted	$0.28	$0.24	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the years ended December 31,
	2019	2018	2017

Net income (loss)	$18,748	$11,552	$(7,529)
Other comprehensive income:
Cash flow hedges:
Net unrealized (loss) gain	(5,634)	(671)	-
Reclassification adjustment, net of tax	1,624	-	-
Total other comprehensive (loss) income	(4,010)	(671)	-
Total comprehensive income (loss)	14,738	10,881	(7,529)
Less: comprehensive income attributive to non-controlling interest	2,395	200	1,132
Comprehensive income (loss) attributable to common shareholders	$12,343	$10,681	$(8,661)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2016	45,659,762	$5	$43,097	$70,707	$-	$113,809
Stock-based compensation	-	-	10,627	-	-	10,627
Issuance of stock for equity compensation plans, net	314,326	-	(5,034)	-	-	(5,034)
Repurchase of shares and warrants	(547,058)	-	(6,192)	-	-	(6,192)
Cumulative effect of change in accounting principle	-	-	-	1,773	-	1,773
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(8,661)	-	(8,661)
Balance as of December 31, 2017	45,427,030	5	42,498	63,819	-	106,322
Stock-based compensation	-	-	4,405	-	-	4,405
Issuance of stock for equity compensation plans, net	396,925	-	(4,510)	-	-	(4,510)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Other comprehensive loss, net	-	-	-	-	(671)	(671)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	11,352	-	11,352
Balance as of December 31, 2018	45,814,925	5	41,539	75,171	(671)	116,044
Stock-based compensation	-	-	3,573	-	-	3,573
Issuance of stock for equity compensation plans, net	6,241	-	(1,786)	-	-	(1,786)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Warrants	3,898,251	-	2,968	(2,654)	-	314
Other comprehensive loss, net	-	-	-	-	(4,010)	(4,010)
Redeemable noncontrolling interest	-	-	-	(7,215)	-	(7,215)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	16,353	-	16,353
Balance as of December 31, 2019	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$18,748	$11,552	$(7,529)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,769	20,768	17,351
Amortization of National Geographic fee	2,907	2,907	2,907
Amortization of deferred financing costs and other, net	1,875	1,909	2,226
Amortization of right-to-use lease assets	95	-	-
Stock-based compensation	3,573	4,405	10,627
Deferred income taxes	1,486	343	8,336
(Gain) loss on foreign currency	(94)	2,175	(1,144)
Write-off of unamortized issuance costs related to debt refinancing	-	359	-
Loss on write-off of assets	-	129	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	(1,557)	70	(1,036)
Prepaid expenses and other current assets	(8,250)	(716)	575
Lease liabilities	164	-	-
Unearned passenger revenues	15,336	11,134	20,709
Other long-term assets	(5,071)	(698)	136
Other long-term liabilities	2,764	(129)	3
Accounts payable and accrued expenses	4,838	2,149	(243)
Net cash provided by operating activities	62,583	56,357	52,918

Cash Flows From Investing Activities
Purchases of property and equipment	(96,002)	(54,345)	(80,485)
Loan issuance	(4,083)	-	-
Net cash used in investing activities	(100,085)	(54,345)	(80,485)

Cash Flows From Financing Activities
Proceeds from long-term debt	30,476	200,000	-
Repayments of long-term debt	(2,000)	(171,625)	(1,750)
Payment of deferred financing costs	(2,372)	(6,490)	(418)
Repurchase under stock-based compensation plans and related tax impacts	(1,786)	(4,510)	(5,034)
Warrants exercised	314	-	-
Repurchase of warrants and common stock	(23)	(854)	(6,192)
Net cash provided by (used in) financing activities	24,609	16,521	(13,394)
Effect of exchange rate changes on cash	-	118	30
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,893)	18,651	(40,931)
Cash, cash equivalents and restricted cash at beginning of period	122,151	103,500	144,431

Cash, cash equivalents and restricted cash at end of period	$109,258	$122,151	$103,500

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$14,330	$13,391	$10,478
Income taxes	$1,171	$522	$965
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$225	$1,682	$1,682
Additional paid-in capital exchange proceeds used for option shares	$(225)	$(1,682)	$(1,682)
Non-cash deemed dividend to warrant holders	$2,654	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of eight owned expedition ships and five seasonal charter vessels under the Lindblad brand and provide eco-conscious expeditions and nature focused, small-group tours under the Natural Habitat, Inc. (“Natural Habitat”) brand.

The Company operates the following reportable business segments:

Lindblad – primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama, and foster active engagement by guests. Each expedition ship is designed with comfortable and inviting accommodations, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Natural Habitat – primarily specializes in land-based nature adventure travel expeditions around the globe, as well as select itineraries on small chartered vessels for parts of the year, with unique itineraries designed to offer intimate encounters with nature and our planet's wild destinations and the animals and people who live there. Natural Habitat creates opportunities for adventure and discovery that transform lives with expeditions that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries, after elimination of all intercompany accounts and transactions. The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

The presentation of certain prior year items in the notes to the consolidated financial statements of the Company have been reclassified to conform to the 2019 presentation. The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the fair value of the Company’s common stock, the valuation of securities underlying stock-based compensation, income tax expense, the valuation of deferred tax assets and liabilities, the fair value of derivative instruments, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

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

For the years ended December 31, 2019, 2018 and 2017, approximately 91%, 90% and 90%, respectively, of revenues were generated from guests in the United States. No single or group of customers account for a significant amount of revenues. The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
	2019	2018	2017
Guest ticket revenue:
Direct	45%	45%	45%
National Geographic	17%	19%	19%
Agencies	23%	23%	22%
Affinity	6%	4%	4%
Guest ticket revenue	91%	91%	90%
Other tour revenue	9%	9%	10%
Tour revenues	100%	100%	100%

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the consolidated balance sheet when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. All of our contract liabilities as of December 31, 2018 were recognized and reported within tour revenues in our consolidated statement of operations for the year ended December 31, 2019.

The change in contract liabilities within unearned passenger revenues presented in the Company's consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of January 1, 2019	$70,903
Recognized in tour revenues during the period	(263,767)
Additional contract liabilities in period	264,915
Balance as of December 31, 2019	$72,051

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

As of December 31, 2019 and 2018, the Company self-insured for medical insurance claims up to $125,000. In addition, as of December 31, 2019 and 2018, the Company maintained Stop Loss coverage for medical claims in excess of the $125,000, which had an aggregate deductible of $57,500. As of December 31, 2019 and 2018, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on claims experience over the prior four years.

The Company also extends cancellation insurance to guests. The Company uses an insurance company to manage passenger insurance purchased to cover a variety of insurable losses including cancellations, interruption, missed connections, travel delays, accidental death and dismemberment, medical coverage and baggage issues. In certain instances, the Company is self-insured for the claims only which cover cancellations, interruption, missed connections and travel delays. The required reserve was determined based on claims experience. While the Company believes its estimated IBNR and accrued claims reserves are adequate, the ultimate losses may differ from its estimates.

The Company participates in a traditional marine industry reinsurance solution for liability exposure through their Protection and Indemnity (“P&I Club”) Reinsurers, which are similar to mutual marine P&I Club’s that jointly and severally indemnify each other to provide discounted primary and excess Protection and Indemnity coverage to club members. The resulting aggregated surplus of the clubs combines to provide the Company with below market primary and high excess liability coverage for covered losses. For consideration of long-term below market Protection and Indemnity rates, the joint and several liability obligation requires the down-stream indemnification by their members, including the Company.

General and Administrative Expense

General and administrative expenses primarily represent the costs of our shore-side vessel support, reservations and other administrative functions, and includes salaries and related benefits, professional fees and occupancy costs.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $22.4 million, $16.9 million and $16.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The largest component of advertising expense was direct mail, which totaled $6.0 million, $5.4 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	For the years ended December 31,
	2019	2018	2017
(In thousands)
Cash and cash equivalents	$101,579	$113,396	$96,443
Restricted cash	7,679	8,755	7,057
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$109,258	$122,151	$103,500

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2019 and 2018, the Company’s cash held in financial institutions outside of the U.S. amounted to $9.7 million and $6.4 million, respectively.

Restricted Cash and Marketable Securities

The amounts held in restricted cash on the accompanying consolidated balance sheets represent principally funds required to be held by certain vendors and regulatory agencies and are classified as restricted cash since such amounts cannot be used by the Company until the restrictions are removed by those vendors and regulatory agencies. These amounts are principally held in certificates of deposit and interest income is recognized when earned.

The Company has classified marketable securities, principally money market funds or other short-term investments, as trading securities which are recorded at market value. Unrealized gains and losses are included in current operations. Gains and losses on the disposition of securities are recognized by the specific identification method in the period in which they occur. Cost of these short-term investments approximates fair value.

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to either post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts, up to a maximum of $32 million. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow the required amounts.

Restricted cash and marketable securities consist of the following:

	As of December 31,
	2019	2018
(In thousands)
Federal Maritime Commission escrow	$6,104	$5,823
Certificates of deposit and other restricted securities	1,575	1,402
Credit card processor reserves	-	1,530
Total restricted cash	$7,679	$8,755

At December 31, 2018, a cash reserve of approximately $1.5 million was required for credit card deposits by third-party credit card processors and as of December 31, 2019, this reserve was on longer required.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2019	2018
(In thousands)
Prepaid tour expenses	$15,630	$10,617
Prepaid air expense	4,415	2,973
Prepaid marketing, commissions and other expenses	4,026	2,622
Prepaid client insurance	3,064	2,436
Prepaid corporate insurance	1,376	1,158
Prepaid port agent fees	491	1,433
Prepaid income taxes	53	24
Total prepaid expenses	$29,055	$21,263

Property and Equipment

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

	Years
Vessels and vessel improvements	15	-	25
Furniture & equipment		5
Computer hardware and software		5
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2019, the Company owned and operated eight expedition vessels. The Company has contracted for two polar ice-class vessels, the National Geographic Endurance and the National Geographic Resolution, scheduled to be delivered in the first quarter of 2020 and the fourth quarter of 2021, respectively. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized and depreciated over the shorter of the improvements, or the vessel’s, estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

In accordance with ASC 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2019 with no indication of goodwill impairment. See Note 5 – Goodwill and Intangible Assets for further details on goodwill.

Intangible Assets

Intangible assets include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists were computed using the estimated useful lives of 15 and 5 years, respectively. See Note 5 – Goodwill and Intangible Assets for further information.

The Company operates two vessels year-round in the Galápagos National Park in Ecuador; the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In June 2015, the Special Law of Special Regimen for the Province of Galapagos was approved and subsequently updated in November 2015. The law established that cupos, which were in effect since July 2015, will have a validity of nine years. The Company’s operating rights are up for renewal in July 2024. The current “owners” of the cupos will have the opportunity to re-apply for them, but any other enterprise or individual will have the opportunity to bid for the cupos. All bidders must present proof that they fulfill the conditions to properly utilize the license (access to a vessel, experience in tourism, proven environmental behavior, marketing, etc.). While the Company believes that, based on the expected criteria to retain cupos and its past operating history in the Galápagos, there is a strong possibility that the Company will retain its cupos, from an accounting perspective, it assumes they retain no value after July 2024. Once the renewal process has begun and if it can be determined that the Company will be successful in its bid, then the Company will adjust its amortization prospectively. Operating rights are amortized over their remaining government mandated lives.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2019 and 2018, there was no triggering event and the Company did not record impairment for its intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of December 31, 2019 and 2018, there was no triggering event and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2019	2018
(In thousands)
Accounts payable	$14,633	$9,326
Accrued other expense	8,348	11,464
Bonus compensation liability	5,322	5,195
Employee liability	3,712	2,943
Refunds and commissions payable	1,873	1,533
Foreign currency forward contract liability	1,300	387
Royalty payable	1,075	1,005
Travel certificate liability	888	1,088
Income tax liabilities	603	576
Accrued travel insurance expense	477	427
Total accounts payable and accrued expenses	$38,231	$33,944

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, and computer hardware and software and office equipment with lease terms ranging from three to six years.

The Company accounts for its various operating leases in accordance with ASC 842-Leases, as updated by Accounting Standards Update (“ASU”) 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, other than derivative instruments the Company had no other liabilities that were measured at fair value on a recurring basis.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.

Derivative Instruments and Hedging Activities

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, South African Rand, Indian Rupee, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. The Company also uses foreign exchange forward contracts, designated as cash flow hedges, to manage its exposure to foreign denominated contracts, particularly the Norwegian Kroner ("NOK"),

Interest Rate Risk. The Company uses interest rate caps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt.

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

 The Company’s derivative assets consist principally of interest rate caps and currency exchange contracts, which are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as quoted market prices are not readily available. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves and counterparty credit risks.

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

The Company applies hedge accounting to interest rate and foreign exchange rate derivatives entered into for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting changes in the cash flows of the hedged item for the risk being hedged. The effective portion of changes in the fair value of derivatives designated in a hedge relationship and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of tax, and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

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

The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of the Financial Accounting Standards Board's ("FASB") authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2019, the Company had no unrecognized tax benefits and as of December 31, 2018, the Company had a liability for unrecognized tax benefits of $0.3 million, which was included in other long-term liabilities on the Company’s consolidated balance sheets. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2019 and 2018, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. During 2018, the Company closed tax audits on its three Ecuadorian entities. The Company’s corporate U.S. federal and state tax returns for the current year and three prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and four prior years remain subject to examination by tax authorities (except for the Ecuador entities, where the Company's foreign tax returns have been audited through 2017).

Other Long-Term Assets

In 2016, the Company recorded a $3.6 million tax asset for long-term prepaid value-added taxes related to the importation of the National Geographic Endeavour II and expects to earn tax credits that will reduce the asset over the next several years.

In 2015, the Company, Mr. Lindblad, the Chief Executive Officer and President of the Company, and National Geographic Society entered into an agreement where Mr. Lindblad agreed to grant National Geographic Society an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the Tour Operator Agreement and an Alliance and License Agreement between the Company and National Geographic. The Company recorded a $13.8 million long-term asset for the license agreement to be amortized through March 2020. The balance of the license agreement asset as of December 31, 2019 and 2018 was $0.7 million and $3.6 million, respectively. During March 2019, National Geographic Society exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired shares from Mr. Lindblad. See Note 9 – Commitments and Contingencies for more details.

Loan Receivable

During December 2019, the Company and Ulstein Verft AS (“Ulstein Verft”) amended the National Geographic Resolution construction agreement. The amended agreement provides for a $4.0 million loan to Ulstein Verft, with repayment to be 112% of the principle loan balance, due on maturity in December 2023. The agreement provides that, if the National Geographic Resolution is delivered early, as determined by the expedited delivery schedule per the agreement, that all or a portion of the loan will be considered as a delivery bonus and forgiven, as determined by the agreement. The Company incurred approximately $0.1 million in legal fees related to this loan that were capitalized and will be amortized to interest expense, net over the life of the loan. This receivable is recorded at amortized cost within other long-term assets.

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of recognized debt liabilities and are presented in the consolidated balance sheets as direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net in the consolidated statements of operations. See Note 6 – Long-term Debt.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Any foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, non-employee directors or other service providers in accordance with ASC 718, Compensation - Stock Compensation, that requires awards to be recorded at their fair value on the date of grant and amortized over the service period of the award. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued, within general and administrative expenses.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes. The amendments of this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company will adopt this ASU as required, and is currently reviewing the impact of the amendments of this update on its financial statements.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, as required, electing to apply retrospectively at the period of adoption with practical expedients. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $6.2 million and related right-to-use lease assets, as of January 1, 2019.

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

NOTE 3 – EARNINGS PER SHARE

Earnings per common share is computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares issuable upon the exercise of stock options (if such option is an equity instrument, using the treasury stock method), unvested performance-based share units, unvested restricted share units, unvested restricted shares and previously outstanding warrants. For the year ended December 31, 2017, there were no dilutive shares because the Company incurred a net loss.

As of December 31, 2018 and 2017, 10,088,074 and 10,656,520 warrants, respectively, to purchase common stock at a price of $11.50 per share were outstanding. The Company determined these previously outstanding warrants were anti-dilutive for the year ended December 31, 2017 and were not considered in the calculation of diluted weighted average shares for that year.

For the years ended December 31, 2019, 2018 and 2017, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2019	2018	2017
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$16,353	$11,352	$(8,661)
Non-cash deemed dividend to warrant holders	2,654	-	-
Net income (loss) available to common stockholders	$13,699	$11,352	$(8,661)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	47,440,788	45,378,188	44,576,912
Dilutive potential common shares	245,141	313,908	-
Dilutive potential options	66,831	45,834	-
Dilutive potential warrants	1,673,803	602,124	-
Total weighted average shares outstanding, diluted	49,426,563	46,340,054	44,576,912

Net income (loss) per share available to common stockholders
Basic	$0.29	$0.25	$(0.19)
Diluted	$0.28	$0.24	$(0.19)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	As of December 31,
	2019	2018
(In thousands)
Vessels and improvements	$494,282	$399,700
Furniture and equipment	14,322	12,902
Leasehold improvements	1,425	1,425
Total property and equipment, gross	510,029	414,027
Less: Accumulated depreciation	(152,239)	(128,048)
Property and equipment, net	$357,790	$285,979

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2019, 2018 and 2017 was $24.2 million, $19.0 million and $15.8 million, respectively.

For the year ended December 31, 2019, the Company had $96.0 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $72.7 million for the two new polar ice-class vessels, the National Geographic Endurance and the National Geographic Resolution. For the year ended December 31, 2018, the Company had $54.3 million in capital expenditures, including capitalized interest, added to property and equipment, net. This amount primarily included $40.2 million for the National Geographic Venture, which was launched in the fourth quarter of 2018. The Company began to capitalize interest in January 2018 for the first of its two new polar ice-class vessels, the National Geographic Endurance, and in February 2019 for the National Geographic Resolution. The capitalized interest has been, and will continue to be, added to the historical cost of the assets and depreciated over their useful lives beginning upon the vessel’s completion. For the year ended December 31, 2019 and 2018, the Company recognized $3.7 million and $3.8 million, respectively, in capitalized interest in property and equipment, net on the accompanying consolidated balance sheets.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill carrying value as of December 31, 2019 and 2018 was $22.1 million, and is related to the acquisition of Natural Habitat.

The carrying amounts and accumulated amortization of the Company’s intangibles, net are as follows:

	As of December 31,
	2019				2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$2,900	$(709)	$2,191	11.3	$2,900	$(515)	$2,385
Customer Lists	3,300	(2,420)	880	1.3	3,300	(1,760)	1,540
Operating rights	6,529	(3,204)	3,325	4.6	6,529	(2,479)	4,050
Total intangibles, net	$12,729	$(6,333)	$6,396	6.4	$12,729	$(4,754)	$7,975

The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015, as a result of changes to the laws regarding cupos in the Galapagos National Park. See Note 2 – Summary of Significant Policies, Intangible Assets for a description of, and rationale for, amortizing operating rights. Amortization expense for each of the years ended December 31, 2019, 2018 and 2017 was $1.6 million.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2020	$1,579
2021	1,139
2022	919
2023	919
2024	617
Thereafter	1,223
$6,396

NOTE 6 – LONG-TERM DEBT

Note Payable

On May 4, 2016, in connection with the Natural Habitat acquisition, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months.

Credit Facility

On March 27, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of the Company’s prior secured credit facility, dated as of March 7, 2016 (the “Superseded Agreement”). The Amended Credit Agreement provided for a $200.0 million senior secured term facility (the “Term Facility”), which represented an increase of $25.0 million from the senior secured first lien term loan facility under the Superseded Agreement. The Term Facility matures March 27, 2025. The Amended Credit Agreement also provides for a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company.

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

Borrowings under the Term Facility bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, which stepped down from 3.50% during 2019 as the Company’s debt rating from Moody’s and S&P are both B1 (stable) or better and BB (negative) or better, respectively. The interest rate under the Term Facility at December 31, 2019 is 5.01%. Borrowings under the Revolving Facility will bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, or, at the option of the Company, an alternative base rate plus a spread of 2.00%. The Company is also required to pay a 0.5% annual commitment fee on undrawn amounts under the Revolving Facility, which matures on March 27, 2023.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require the Company to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Amended Credit Agreement) for the trailing 12-month period) of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness the Company may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount the Company may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31, 2019, the Company was in compliance with the covenants.

Borrowings under the Revolving Facility will be used for general corporate and working capital purposes and related fees and expenses. As of December 31, 2019, the Company had no borrowings under the Revolving Facility.

Senior Secured Credit Agreements

On January 8, 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company’s option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Endurance, scheduled to be delivered in the first quarter of 2020. Seventy percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. If drawn upon, the loan will be made at the time of delivery of the vessel.

At the Company’s election, the loan will bear interest either at a fixed interest rate effectively equal to 5.78% or a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The loan will be secured by a first priority mortgage over the new vessel and the assignment of related insurances. The Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company. In addition to paying interest on any outstanding loans under the facility, the Company is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs.

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. 30% of the borrowing will mature over five years from drawdown, and 70% of the borrowing will mature over twelve years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.3 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. During September 2019, the Company drew approximately $30.5 million against the Second Export Credit Agreement for the second contracted installment payment on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 4.98% as of December 31, 2019. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

The Export Credit Agreement and the Second Export Credit Agreement contain financial covenants that, among other things, require us to maintain a total net leverage ratio of 5.25 to 1.00 for the trailing 12-month period. The total net leverage ratio is defined under the covenants as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA (as defined in the Export Credit Agreement and the Second Export Credit Agreement) for the trailing 12-month period. As of December 31, 2019, the Company was in compliance with the covenants.

Long-Term Debt Outstanding

As of December 31, 2019 and 2018, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2019			2018
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	197,000	(9,704)	187,296	199,000	(11,436)	187,564
Senior Secured Credit Agreement	30,476	(2,229)	28,247	-	-	-
Total long-term debt	230,001	(11,933)	218,068	201,525	(11,436)	190,089
Less current portion	(4,525)	-	(4,525)	(2,000)	-	(2,000)
Total long-term debt, non-current	$225,476	$(11,933)	$213,543	$199,525	$(11,436)	$188,089

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2020	$4,525
2021	2,000
2022	4,540
2023	4,540
2024	4,540
Thereafter	209,856
$230,001

For the years ended December 31, 2019, 2018 and 2017, the Company recorded deferred financing costs of $2.4 million, $6.5 million and $0.4 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method.

For the years ended December 31, 2019, 2018 and 2017, deferred financing costs charged to interest expense were $1.9 million, $1.9 million and $2.2 million, respectively.

Letters of Credit

As of December 31, 2019 and 2018, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2020.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company’s derivative assets and liabilities consist principally of foreign exchange forward contracts and interest rate caps and are carried at fair value based on significant observable inputs (Level 2 inputs).

The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, South African Rand, Indian Rupee, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

The Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the Term Facility and designated these interest rate caps as a cash flow hedge. The Company receives payments on the cap for any period that the one-month USD-LIBOR rate increases beyond the strike rate. The termination date of the cap agreement is May 31, 2023. The detailed terms of the interest rate caps and the portion of the corporate Term Facility that they hedge are as follows:

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

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to the NOK, related to the Company’s contract to purchase the new polar ice-class vessel, the National Geographic Resolution (see Note 9 – Commitments and Contingencies). The cost of the foreign exchange forward contracts will be amortized to interest expense over their lives, from the effective date through settlement dates.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the year ended December 31, 2019. The Company estimates that approximately $1.2 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to the maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis. During the year ended December 31, 2019, a $1.6 million loss, net of tax, was reclassified from other comprehensive income and recognized as a loss on foreign currency due to the maturity of a foreign exchange forward contract that was designated as a cash flow hedge.

The Company held the following derivative instruments with absolute notional values as of December 31, 2019:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	127,488

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of December 31,
	2019		2018

(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$4,459	$-	$-
Interest rate cap (b)	138	-	710	-
Total	$138	$4,459	$710	$-
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$459	$70	$-	$1,328
Total	$459	$70	$-	$1,328

__________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(5,062)	$-	$-
Interest rate cap (b)	(572)	(671)	-

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	1,718	(2,175)	1,144
Total	$(3,916)	$(2,846)	$1,144

__________

(a)	For the year ended December 31, 2019, $1.6 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and $3.4 million, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the years ended December 31, 2019, 2018 and 2017, a gain of $1.7 million, a loss of $2.2 million and a gain of $1.1 million, respectively, was recognized in gain (loss) on foreign currency.

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Domestic	$455	$(13,015)	$(10,423)
Foreign	20,483	25,183	12,896
Total	$20,938	$12,168	$2,473

The income tax provisions are comprised of the following:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$-	$191	$(15)
State	22	(14)	529
Foreign - Other	682	578	1,062
Total current	704	755	1,576
Deferred
Federal	1,325	937	8,168
State	379	(1,161)	242
Foreign - Other	(218)	85	16
Total deferred	1,486	(139)	8,426
Income tax expense (benefit)	$2,190	$616	$10,002

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2019	2018	2017
Tax provision at statutory rate – federal	21.0%	21.0%	35.0%
U.S. tax reform toll charge	0.0%	0.0%	562.2%
Tax rate change deferred revaluation	0.0%	0.0%	(63.3%)
Tax provision at effective state and local rates	1.9%	(9.6%)	23.9%
Foreign tax rate differential	(16.5%)	(12.8%)	(158.3%)
Subpart F income	3.4%	22.7%	0.0%
Nondeductible expenses	0.4%	0.2%	6.5%
Uncertain tax provisions	(2.2%)	(0.4%)	1.2%
Valuation allowance	2.8%	(11.9%)	2.8%
Prior period adjustments	(0.1%)	(3.2%)	11.2%
Stock compensation	(0.2%)	(0.8%)	(9.5%)
Tax credits	0.0%	(0.1%)	(7.3%)
Other	0.0%	0.0%	0.0%
Total effective income tax rate	10.5%	5.1%	404.4%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador and Australia are subject to US Federal, US state, Ecuadorian Federal and Australian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2019	2018
Net operating loss carryforward	$14,810	$15,235
Property and equipment	(18,546)	(17,164)
Disallowed interest carryforward	2,136	1,549
Valuation allowance	(2,136)	(1,549)
Stock-based compensation	116	57
Intangibles	(716)	(949)
Other (a)	63	34
Deferred tax (liabilities) assets	$(4,273)	$(2,787)

__________

(a)            Other is net of a $0.2 million deferred tax asset.

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

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) introduced significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes in prior years. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As part of this effort, we recognized a provisional amount for our one-time transitional tax liability as a reduction of net operating loss carryforwards totaling $13.9 million and a deferred tax benefit of $1.8 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. During 2018, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. In the fourth quarter of 2018, we recorded a benefit of $0.6 million related to the state tax treatment of the one-time mandatory repatriation of foreign earnings. No other adjustments made during 2018 or 2019 were considered material.

The Company also had deferred tax assets related to U.S. loss carryforwards of $57.3 million as of December 31, 2019, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates. In 2018, the Company filed its final tax return in Australia. As a result, it no longer has Australian net operating or capital loss carryforwards, and no corresponding valuation allowance.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Beginning of year	$298	$421	$447
Current year positions	-	-	-
Prior year positions	(298)	(123)	(26)
End of year	$-	$298	$421

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2019, 2018 and 2017, interest and penalties included in income tax expense were not significant.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Natural Habitat Contingent Arrangement

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option under certain conditions and subject to providing notice by October 31, 2020, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company on December 31, 2020. The Company has a call option, but not an obligation, with an expiration of December 31, 2025, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option.

Since the redemption of the noncontrolling interest is not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, as such solely due to the passage of time, the redeemable noncontrollable interest should be adjusted to the redemption value via one of two measurement methods.

The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of Mr. Bressler’s put option. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the fair value of the of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the fair value of the of the noncontrolling interest, are treated as a decrease to net income available to common stockholders.

The fair value of Mr. Bressler’s put option was determined using a discounted cash flow model. The redemption value was adjusted to its present value using the Company’s weighted average cost of capital.

Prior to the year ended December 31, 2019, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the differences between the present value of the put option redemption value and the carrying amount of the redeemable noncontrolling interest had been deemed immaterial. At December 31, 2019, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the Company recorded a $7.2 million adjustment, which increased the carrying amount of redeemable noncontrolling interest and reduced the Company’s retained earnings.

In connection with the acquisition of Natural Habitat, Mr. Bressler has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the Final Year Equity Value of Natural Habitat, as defined in Mr. Bressler's employment agreement, exceeds $25 million, effective as of December 31, 2020, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions.

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. As of December 31, 2019, the Company’s remaining weighted average operating lease terms were approximately 64 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2019 is as follows:

(In thousands)	Operating Lease Payments
2020	$1,335
2021	1,372
2022	1,437
2023	1,324
2024	1,328
Thereafter	592
Present value discount (6% weighted average)	(1,024)
Total	$6,364

Lease expense was approximately $1.7 million, $1.5 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of operations.

Fleet Expansion

In November 2017, the Company entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Endurance, with a total purchase price of 1,066.0 million NOK. Subsequently, the Company exercised its right to make payments in United States Dollars, which resulted in a purchase price of $134.6 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date, and is due in installments. The first twenty percent of the purchase price was paid shortly after execution of the agreement with the remaining eighty percent due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the first quarter of 2020. See Note 6 – Long-Term Debt for more information.

On February 25, 2019, the Company entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, with a contracted purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. During December 2019, the Company and Ulstein Verft amended the National Geographic Resolution construction agreement, providing for an expedited delivery schedule for the vessel and a loan agreement for which all or a portion may be considered as a delivery bonus and forgiven, as determined by the expedited delivery schedule per the agreement. See Note 2 – Summary of Significant Accounting Policies and Note 6 – Long-Term Debt for more information.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic through 2025, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2019, 2018 and 2017 totaled $5.8 million, $5.0 million and $4.5 million, respectively.

The royalty balances payable to National Geographic as of December 31, 2019 and 2018 was $2.2 and $1.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2019, 2018 and 2017, these fees totaled $0.9 million, $0.8 million and $0.6 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. The related royalty payments are charged to cost of tours expenses. Royalty expense for the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $0.7 million and $0.7 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2020	$12,769
2021	8,813
2022	1,850
Total	$23,432

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

In certain instances when not fully covered through an insurance company, the Company self-insures cancellation insurance extended to guests. Further, the Company contracts with an unrelated insurance company to administer the guest insurance program, which includes additional guest-related insurance coverage purchased by guests. In connection with the program, the Company has provided a $150,000 letter of credit to the insurance company to cover unpaid premiums.

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos who provides advisory and administrative services, and operational support for the Company’s vessels stationed there, the National Geographic Endeavour II and National Geographic Islander. This agreement is in effect through December 31, 2020 and renews annually.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, there are no outstanding proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2019, 2018 and 2017, respectively, of employee contributions up to annual maximum of $2,400 for 2019 and $2,100 for 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, the Company’s benefit plan contributions amounted to $0.4 million, $0.3 million and $0.3 million, respectively. The benefit plan contributions are recorded within general and administrative expenses on the consolidated statements of operations.

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

During the year ended December 31, 2019, 27,311 warrants to purchase the Company's common stock were exercised for cash.

Warrant Exchange

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

Stock and Warrant Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Pursuant to the Repurchase Plan, the Company (i) repurchased a total of 1,895 shares of common stock for approximately $23,000 during the year ended December 31, 2019, (ii) repurchased 568,446 warrants for $0.8 million and 9,030 shares of common stock for $0.1 million in 2018, (iii) repurchased a total of 529,867 warrants for $1.1 million and 547,058 shares of common stock for $5.1 million in 2017. Since the Repurchase Plan inception, the Company has cumulatively repurchased 866,701 shares of common stock for $8.2 million and 6,011,926 warrants for $14.7 million, as of December 31, 2019. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2019 was $12.1 million.

NOTE 12 – STOCK-BASED COMPENSATION

In 2017, the Company’s compensation committee approved an employee incentive plan which authorizes awarding restricted stock units (“RSUs”) and performance share units (“PSUs”) to key employees under the Company’s 2015 Long-Term Incentive Plan.

The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, RSUs and performance-based restricted shares or units in order to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 2.5 million, with approximately 1.3 million shares available as of December 31, 2019. The Company typically settles stock-based awards with newly issued shares.

 Restricted Shares and Restricted Share Units

Restricted shares are shares of stock granted to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. Restricted shares typically vest ratably over a one or three-year period following the date of grant. RSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain vesting conditions are met. RSUs typically vest ratably over a three-year period following the date of grant. The Company does not deliver the shares associated with the RSUs to the employee, non-employee director or other service providers until the vesting conditions are met. The number of shares granted were determined based upon the closing price of the Company's common stock on the date of the award.

Performance Share Units

PSUs represent a promise to deliver shares to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. PSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain performance and vesting conditions are met. PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

For 2019 and 2018, the PSUs granted may be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. For 2017, the PSUs granted may be earned based on the Company’s performance against metrics relating to annual Adjusted EBITDA, annual revenue, and guest satisfaction. Awards, if earned, will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of the Company's common stock on the date of the award. The Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number of PSU’s expected to vest.

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan and in June 2016, the Company’s shareholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, Chief Executive Officer and President of the Company, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The contribution of the Contribution Shares by Mr. Lindblad to the Company will effectively reduce the number of shares of the Company’s common stock that are outstanding by the same number of shares that would be issued under the 2016 CEO Share Allocation Plan (or a lesser number in the event awards are settled in cash). Such contributions will be effective as of the date the Company grants corresponding awards under the 2016 CEO Share Allocation Plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time.

On January 10, 2017, Mr. Lindblad contributed to the Company and the Company thereafter granted, 716,550 restricted shares at a grant price of $9.65. The grants vested in three equal installments in January of 2017, 2018 and 2019.

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted share and RSU activity.

	Performance-based Share Units		Restricted Shares and Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	-	$-	202,021	$9.90
Granted	126,953	8.98	940,147	9.56
Vested and released	-	-	(299,951)	9.72
Forfeited	(39,161)	8.98	(63,945)	9.41
Balance, December 31, 2017	87,792	8.98	778,272	9.60
Granted	88,851	10.27	217,203	11.12
Vested and released	-	-	(352,116)	9.67
Forfeited	(13,863)	8.98	(23,633)	9.60
Balance, December 31, 2018	162,780	9.63	619,726	10.16
Granted	61,631	15.25	139,168	15.97
Vested and released	-	-	(413,661)	10.11
Forfeited	(8,990)	8.98	(3,187)	11.31
Balance, December 31, 2019	215,421	11.16	342,046	12.47

Stock Options

Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model.

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2017	2,130,848	$2.57	2.8	$146,542,221
Granted	-	-
Exercised	(955,424)	1.76
Forfeited	-	-
Options outstanding as of December 31, 2017	1,175,424	3.23	2.4	7,707,255
Granted	-	-
Exercised	(955,424)	1.76
Forfeited	-	-
Options outstanding as of December 31, 2018	220,000	9.63	7.6	842,000
Granted	-	-
Exercised	(20,000)	11.26
Forfeited	-	-
Options outstanding as of December 31, 2019	200,000	9.47	6.7	1,376,000

	As of December 31, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	200,000	$9.47	6.7	$1,376,000
Options exercisable	150,000	9.47	6.7	1,032,000

During the year ended December 31, 2019, 20,000 stock options, net were exercised at a weighted average exercise price of $11.26 per share in cashless transactions, resulting in the issuance of 5,014 shares of common stock.

Stock-based Compensation Expense

Stock-based compensation expense for 2019, 2018 and 2017 was $3.6 million, $4.4 million and $10.6 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.2 million and $0.1 million, respectively. As of December 31, 2019, unrecognized stock-based compensation expense was $4.0 million. This amount is expected to be recognized over a weighted average period of approximately 1.6 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

On May 4, 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million due at maturity on December 31, 2020 (See Note 6 – Long-term Debt).

NOTE 14 – SEGMENT INFORMATION

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the full year ended December 31, 2019, 2018 and 2017, segment operating results were as follows:

	For the years ended December 31,
	2019	2018	Change	%	2017	Change	%
(In thousands)
Tour revenues:
Lindblad	$272,410	$246,334	$26,076	11%	$216,815	$29,519	14%
Natural Habitat	70,681	63,400	7,281	11%	49,689	13,711	28%
Total tour revenues	$343,091	$309,734	$33,357	11%	$266,504	$43,230	16%
Operating Income:
Lindblad	$26,203	$19,798	$6,405	32%	$7,292	$12,506	172%
Natural Habitat	6,995	5,540	1,455	26%	3,452	2,088	60%
Total operating income	$33,198	$25,338	$7,860	31%	$10,744	$14,594	136%

Intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation and in the presentation above for the years ended December 31, 2019, 2018 and 2017 were $5.6 million, $3.7 million and $2.0 million, respectively.

Depreciation and amortization are included in segment operating income as shown below:

	For the years ended December 31,
	2019	2018	Change	%	2017	Change	%
(In thousands)
Depreciation and amortization:
Lindblad	$24,116	$19,277	$4,839	25%	$15,969	$3,308	21%
Natural Habitat	1,653	1,491	162	11%	1,382	109	8%
Total depreciation and amortization	$25,769	$20,768	$5,001	24%	$17,351	$3,417	20%

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of December 31,
(In thousands)	2019	2018
Total Assets:
Lindblad	$471,499	$409,622
Natural Habitat	77,159	63,787
Total assets	$548,658	$473,409

Intangibles, net:
Lindblad	$3,325	$4,050
Natural Habitat	3,071	3,925
Total intangibles, net	$6,396	$7,975

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

NOTE 15 – QUARTERLY FINANCIAL DATA – UNAUDITED

Provided below are selected unaudited quarterly financial data for 2019 and 2018. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K and include all adjustments necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

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

The following is the quarterly financial data for the years ended December 31, 2019 and 2018:

	2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$89,654	$76,658	$100,983	$75,796	$343,091

Net income	$15,079	$851	$2,726	$92	$18,748
Diluted earnings (loss) per share	$0.31	$0.02	$(0.01)	$(0.03)	$0.28

	2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$82,410	$69,473	$87,242	$70,609	$309,734

Net income (loss)	$10,917	$(159)	$5,346	$(4,552)	$11,552
Diluted earnings (loss) per share	$0.24	$-	$0.11	$(0.10)	$0.24