Form 10-Q
period 2020-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2020-05-06
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 49,825,181 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2020

PART 1.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	137,040	$101,579
Restricted cash	22,791	7,679
Marine operating supplies	6,761	6,299
Inventories	1,804	2,027
Prepaid expenses and other current assets	26,716	29,055
Total current assets	195,112	146,639

Property and equipment, net	468,227	357,790
Goodwill	22,105	22,105
Intangibles, net	6,001	6,396
Deferred tax asset	171	218
Right-to-use lease assets	5,849	6,105
Other long-term assets	8,057	9,405
Total assets	$705,522	$548,658

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$143,595	$138,825
Accounts payable and accrued expenses	46,030	38,231
Lease liabilities - current	1,378	1,335
Long-term debt - current	11,816	4,525
Total current liabilities	202,819	182,916

Long-term debt, less current portion	358,871	213,543
Deferred tax liabilities	2,616	4,491
Lease liabilities	4,781	5,029
Other long-term liabilities	12,306	3,317
Total liabilities	581,393	409,296

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	16,476	16,112

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,758,787 and 49,717,522 issued, 49,667,763 and 49,626,498 outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	46,908	46,271
Retained earnings	78,820	81,655
Accumulated other comprehensive loss	(18,080)	(4,681)
Total stockholders' equity	107,653	123,250
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$705,522	$548,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2020	2019

Tour revenues	$81,238	$89,654

Operating expenses:
Cost of tours	42,192	39,017
General and administrative	17,226	16,082
Selling and marketing	12,879	14,002
Depreciation and amortization	6,690	6,188
Total operating expenses	78,987	75,289

Operating income	2,251	14,365

Other (expense) income:
Interest expense, net	(3,054)	(2,989)
(Loss) gain on foreign currency	(3,443)	656
Other expense	(53)	(19)
Total other expense	(6,550)	(2,352)

(Loss) income before income taxes	(4,299)	12,013
Income tax benefit	(1,828)	(3,066)

Net (loss) income	(2,471)	15,079
Net (loss) income attributable to noncontrolling interest	(537)	406
Net (loss) income available to common stockholders	$(1,934)	$14,673

Weighted average shares outstanding
Basic	49,625,127	45,565,381
Diluted	49,625,127	47,429,343

Net (loss) income per share available to common stockholders
Basic	$(0.04)	$0.32
Diluted	$(0.04)	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended March 31,
	2020	2019

Net (loss) income	$(2,471)	$15,079
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	(13,399)	(1,638)
Total other comprehensive (loss) income	(13,399)	(1,638)
Total comprehensive (loss) income	(15,870)	13,441
Less: comprehensive (loss) income attributive to non-controlling interest	(537)	406
Comprehensive (loss) income attributable to common shareholders	$(15,333)	$13,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2020	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	898	-	-	898
Issuance of stock for equity compensation plans, net	49,782	-	(134)	-	-	(134)
Repurchase of shares and warrants	(8,517)	-	(127)	-	-	(127)
Other comprehensive loss, net	-	-	-	-	(13,399)	(13,399)
Redeemable noncontrolling interest	-	-	-	(901)	-	(901)
Net (loss) available to common stockholders	-	-	-	(1,934)	-	(1,934)
Balance as of March 31, 2020	49,758,787	$5	$46,908	$78,820	$(18,080)	$107,653

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	(671)	$116,044
Stock-based compensation	-	-	753	-	-	753
Issuance of stock for equity compensation plans, net	(44,315)	-	(1,167)	-	-	(1,167)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Other comprehensive income, net	-	-	-	-	(1,638)	(1,638)
Net income available to common stockholders	-	-	-	14,673	-	14,673
Balance as of March 31, 2019	45,768,715	$5	$41,102	$89,844	$(2,309)	$128,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(2,471)	$15,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,690	6,188
Amortization of National Geographic fee	727	727
Amortization of deferred financing costs and other, net	486	434
Amortization of right-to-use lease assets	51	165
Stock-based compensation	898	753
Deferred income taxes	(1,828)	(3,865)
Loss (gain) on foreign currency	3,443	(656)
Changes in operating assets and liabilities
Marine operating supplies and inventories	(239)	(219)
Prepaid expenses and other current assets	2,339	(6,699)
Unearned passenger revenues	4,770	6,016
Other long-term assets	621	(1,294)
Other long-term liabilities	(4,411)	825
Accounts payable and accrued expenses	4,356	(2,112)
Net cash provided by operating activities	15,432	15,342

Cash Flows From Investing Activities
Purchases of property and equipment	(116,732)	(35,144)
Net cash used in investing activities	(116,732)	(35,144)

Cash Flows From Financing Activities
Proceeds from long-term debt	152,695	-
Repayments of long-term debt	(500)	(500)
Payment of deferred financing costs	(61)	(18)
Repurchase under stock-based compensation plans and related tax impacts	(134)	(1,167)
Repurchase of warrants and common stock	(127)	(23)
Net cash provided by (used in) financing activities	151,873	(1,708)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,573	(21,510)
Cash, cash equivalents and restricted cash at beginning of period	109,258	122,150

Cash, cash equivalents and restricted cash at end of period	$159,831	$100,640

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,862	$3,377
Income taxes	$12	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of nine owned expedition ships and five seasonal charter vessels under the Lindblad brand and operates eco-conscious expeditions and nature-focused, small-group tours under the Natural Habitat, Inc. (“Natural Habitat”) brand.

The Company operates the following reportable business segments:

Lindblad – Offers primarily ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic) or places that are best accessed by a ship (such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Natural Habitat – Offers over 100 different expedition itineraries of primarily land-based nature adventures in more than 45 countries spanning all seven continents. The expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered include safaris in Botswana, grizzly bear adventures in Alaska, polar bear tours in Canada and small-group Galápagos tours. Many of the expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020 (the “2019 Annual Report”).

The presentation of certain items in the condensed consolidated statements of cash flows have been reclassified to conform to the 2020 presentation. The reclassification had no effect on previously reported results of net cash provided by operating activities.

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2019 Annual Report.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company has suspended or rescheduled the majority of its expeditions departing March 16, 2020 through June 30, 2020 and has been working with guests to reschedule travel plans and refund payments, as applicable. To date, the Company has had no reported cases of COVID-19 across its fleet and all guests have safely disembarked its vessels. The majority of the Company’s ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, the Company closed its offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

The Company has moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. The Company is employing a variety of cost reduction and cash preservation measures, while accessing available capital under its existing debt facilities and exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reducing ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $10 million, savings of more than 50% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Deferred payment of the majority of bonuses earned for 2019 performance, as well as cash compensation for the Board of Directors.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Bookings Trends

The Company was off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of our original projected guest ticket revenues for the year. Since that point, the Company has experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Lindblad segment bookings for travel in 2020 are now 27% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages, as well as cancellations for travel later this year. The Company does still have substantial advanced bookings for future travel in 2020, including 8% more bookings for the second half of 2020 as compared with the second half of 2019 as of the same date a year ago. Additionally, the Company continues to see new bookings for travel in 2020, 2021 and 2022, including over $15 million since March 1, 2020, and it is receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, the Company is offering future travel credits with incremental value or full refunds to its fully paid guests. As of April 24, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of March 31, 2020, the Company had $137.0 million in unrestricted cash and $22.8 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. The unrestricted cash included $45.0 million drawn under our revolving credit facility during the first quarter as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic. Additionally, during the quarter, the Company borrowed $107.7 million under its first senior secured credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. As of March 31, 2020, the Company had a total debt position of $382.2 million and was in compliance with all of its debt covenants. Following the quarter, the Company drew down an additional $30.6 million under its second senior secured credit agreement in conjunction with its third installment payment on the National Geographic Resolution scheduled for delivery in the fourth quarter of 2021.

Export credit agencies, in conjunction with export credit lenders, are working to finalize an industrywide initiative to grant a 12-month debt holiday to provide interim debt service relief for amortization payments and financial covenants. The Company has approximately $9.0 million of export credit agency backed amortization payments due over the next 12 months on the first senior secured credit agreement.

Considering the cost reduction measures and the potential deferral of near-term export credit agreement amortization, the Company estimates its monthly cash usage while its vessels are not in operations is approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments.

The Company is also currently evaluating several additional strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction will depend on market conditions.

Following the first quarter, the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company has subsequently returned the funds received from this loan and, as a result, will pursue additional adjustments to our cost structure.

The Company has not previously experienced a complete cessation of its operations and, as a consequence, its ability to predict the impact of such cessation on its costs and future prospects is limited. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of the COVID-19 virus on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect the Company’s current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on the actions taken to date by the Company, its planned and anticipated actions and its current forecast, the Company believes that it can meet its obligations for the next 12 months from May 5, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

While it is uncertain when the Company will return to operations, it believes there are a variety of strategic advantages that should enable it to deploy its ships safely and quickly once travel restrictions have been lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships should also allow it to efficiently and effectively test its guests and crew prior to boarding. On average, the Company estimates it will only take a few thousand tests a month to ensure all guests and crew across its entire fleet have been tested. Additionally, the majority of its expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence. Lastly, the Company’s guests are explorers by nature, eager to travel and have historically been very resilient following periods of uncertainty.

Valuation of Goodwill and Trademarks

The effects of COVID-19 on the Company’s expected future operating cash flows and the decline in the market value of the Company’s common stock from December 31, 2019, were an indicator of potential impairment, so the Company performed an analyses of its reporting unit’s goodwill for potential impairment as of March 31, 2020. Based on this analysis, there was no impairment of goodwill.

Valuation of Long-lived Assets

The effects of COVID-19 on the Company’s expected future operating cash flows and the decline in the market value of the Company’s common stock from December 31, 2019, were a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. The Company performed an undiscounted cash flow analyses of its long-lived assets for potential impairment as of March 31, 2020, and based on the analyses, there was no impairment to the Company's long-lived assets.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes. The amendments of this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company will adopt this ASU as required and does not expect it to have a material impact to the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848) –Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company is currently reviewing its agreements impacted by the reference rate reform and does not expect this ASU to have a material impact to the Company’s financial statements.

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

For the three months ended March 31, 2020 and 2019, the Company calculated earnings per share as follows:

	For the three months ended March 31,
	2020	2019
(In thousands, except share and per share data)	(unaudited)	(unaudited)
Net (loss) income available to common stockholders	$(1,934)	$14,673

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	49,625,127	45,565,381
Dilutive potential common shares	-	270,742
Dilutive potential options	-	36,120
Dilutive potential warrants	-	1,557,100
Total weighted average shares outstanding, diluted	49,625,127	47,429,343

Net (loss) income per share available to common stockholders
Basic	$(0.04)	$0.32
Diluted	$(0.04)	$0.31

For the three months ended March 31, 2020, the Company incurred a net loss, therefore basic and diluted net loss per share are the same. As of March 31, 2020, 0.5 million restricted shares and 0.2 million options were excluded from dilutive potential common shares for the period as they were anti-dilutive. As of March 31, 2019, 0.2 million restricted shares were excluded from dilutive potential common shares as their performance targets were not yet achieved.

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

Contract Liabilities
(In thousands)	(unaudited)
Balance as of January 1, 2020	$72,051
Recognized in tour revenues during the period	(68,182)
Additional contract liabilities in period	57,363
Balance as of March 31, 2020	$61,232

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
	2020	2019
Guest ticket revenue:	(unaudited)	(unaudited)
Direct	41%	41%
National Geographic	18%	19%
Agencies	24%	24%
Affinity	5%	6%
Guest ticket revenue	88%	90%
Other tour revenue	12%	10%
Tour revenues	100%	100%

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the three months ended March 31,
	2020	2019
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$137,040	$70,103
Restricted cash	22,791	30,537
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$159,831	$100,640

Restricted cash consist of the following:

	As of March 31, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$21,383	$6,104
Certificates of deposit and other restricted securities	1,408	1,575
Total restricted cash	$22,791	$7,679

The Company’s prepaid expenses and other current assets consist of the following:

	As of March 31, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Prepaid tour expenses	$15,410	$15,630
Prepaid client insurance	3,545	3,064
Prepaid air expense	3,340	4,415
Prepaid marketing, commissions and other expenses	2,932	4,026
Prepaid corporate insurance	972	1,376
Prepaid port agent fees	413	491
Prepaid income taxes	104	53
Total prepaid expenses	$26,716	$29,055

The Company’s accounts payable and accrued expenses consist of the following:

	As of March 31, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Accrued other expense	$10,777	$8,348
Refunds and commissions payable	9,773	1,873
Accounts payable	7,939	14,633
Foreign currency forward contract liability	5,922	1,300
Bonus compensation liability	4,906	5,322
Employee liability	3,603	3,712
Royalty payable	1,171	1,075
Travel certificate liability	870	888
Income tax liabilities	592	603
Accrued travel insurance expense	477	477
Total accounts payable and accrued expenses	$46,030	$38,231

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The following is a rollforward of the receivable balance:

For the three months ended March 31, 2020
(In thousands)	(unaudited)
Balance as of January 1, 2020	$4,084
Accrued interest	40
Amortization of deferred costs	(6)
Balance as of March 31, 2020	$4,118

NOTE 5 – LONG-TERM DEBT

	As of March 31, 2020			As of December 31, 2019
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Credit Facility	196,499	(6,903)	189,596	197,000	(9,704)	187,296
Revolving Facility	45,000	(455)	44,545	-	-	-
1st Senior Secured Credit Agreement	107,695	(1,933)	105,762	-	-	-
2nd Senior Secured Credit Agreement	30,476	(2,217)	28,259	30,476	(2,229)	28,247
Total long-term debt	382,195	(11,508)	370,687	230,001	(11,933)	218,068
Less current portion	(11,816)	-	(11,816)	(4,525)	-	(4,525)
Total long-term debt, non-current	$370,379	$(11,508)	$358,871	$225,476	$(11,933)	$213,543

For the three months ended March 31, 2020 and 2019, deferred financing costs charged to interest expense were $0.5 million and $0.4 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, for an aggregated rate of 4.24% as of March 31, 2020. Borrowings under the Revolving Facility may be used for general corporate and working capital purposes and related fees and expenses. During March 2020, the Company drew $45.0 million against the Revolving Facility as a reserve for general corporate purposes and other expense needs due to the uncertainty related to the COVID-19 pandemic. Borrowings under the Revolving Facility mature March 27, 2023 and bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, for an aggregated rate of 3.99% as of March 31, 2020.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National Geographic Endurance and borrowed $107.7 million under the Export Credit Agreement for final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, for an aggregated rate of 4.45% as of March 31, 2020. Interest and principal payments are due every 90 days from borrowing date, with final principal due January 2032.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. 30% of the borrowing will mature over five years from the final drawdown, and 70% of the borrowing will mature over twelve years from the final drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.3 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. In September 2019, the Company drew approximately $30.5 million against the Second Export Credit Agreement for the second contracted installment payment on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 4.45% as of March 31, 2020. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months. On May 1, 2020, the promissory note was amended, changing the maturity date of the principal payments to be due in three equal installments with the first payment due on December 22, 2020, the second on December 22, 2021 and the final payment on December 22, 2022.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of March 31, 2020, the Company was in compliance with its covenants.

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

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, the South African Rand, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the period ended March 31, 2020. The Company estimates that approximately $5.8 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of March 31, 2020:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	132,966

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2020		As of December 31, 2019
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$18,042	$-	$4,459
Interest rate cap (b)	16	-	138	-
Total	$16	$18,042	$138	$4,459
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$-	$3,054	$459	$70
Total	$-	$3,054	$459	$70
_______
(a)	Recorded in accounts payable and accrued expenses, and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

 Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended March 31,
(In thousands)	2020	2019
Derivative instruments designated as cash flow hedging instruments:	(unaudited)	(unaudited)
Foreign exchange forward (a)	$13,277	$1,488
Interest rate cap (a)	122	149

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (b)	(3,443)	656
Total	$9,956	$2,293

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three months ended March 31, 2020, a loss of $3.4 million was recognized in gain (loss) on foreign currency. During the three months ended March 31, 2019, a gain of $0.7 million was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2020, the Company repurchased 8,517 shares of common stock for approximately $127,000. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2020. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

NOTE 8 – STOCK BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to key employees, and as of March 31, 2020, approximately 1.2 million shares were available to be granted.

As of March 31, 2020 and December 31, 2019, options to purchase an aggregate of 200,000 shares of the Company’s common stock, with a weighted average exercise price of $9.47, were outstanding. As of March 31, 2020, 150,000 options were exercisable.

The Company recorded stock-based compensation expense of $0.9 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively.

2020 Long-Term Incentive Compensation

During the three months ended March 31, 2020, the Company granted 97,768 restricted stock units ("RSUs") with a weighted average grant price of $4.17. The RSUs will vest on the first anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award. The RSUs granted during the three months ended March 31, 2020 represent 25% of the 2020 long-term incentive compensation RSU awards. Due to the circumstances related to the impact of the COVID-19 virus, the compensation committee of the Company's Board of Directors approved the deferral of 75% of the RSU awards, until such time as the compensation committee determines that the remaining grants shall be made.

During the three months ended March 31, 2020, the Company awarded 56,347 targeted performance stock units ("PSUs") with a weighted average grant price of $4.17. The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of our common stock on the date of the award. The PSUs granted during the three months ended March 31, 2020 represent 25% of the 2020 long-term incentive compensation PSU awards. Due to the circumstances related to the impact of the COVID-19 virus, the compensation committee of the Company's Board of Directors approved the deferral of 75% of the PSU awards, until such time as the compensation committee determines that the remaining grants shall be made.

Natural Habitat Contingent Arrangement

In connection with the acquisition of Natural Habitat, Mr. Bressler, the founder of Natural Habitat, has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the Final Year Equity Value of Natural Habitat, as defined in Mr. Bressler's amended employment agreement, exceeds $25 million, effective as of December 31, 2023, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions.

NOTE 9 – RELATED PARTY TRANSACTIONS

In May 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. On May 1, 2020, the promissory note was amended, see Note 5 – Long-term Debt for more information.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2020, and December 31, 2019, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2020 and 2019, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three months ended March 31, 2020 was a benefit of 42.5% versus a benefit of 25.5% for the three months ended March 31, 2019, primarily due to the timing of losses in the first quarter and the expected amount of losses for the full year 2020 due to the impact of COVID-19 on the Company's operations.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

On March 16, 2020, the Company took possession of the National Geographic Endurance. The final balance due on the vessel, at the time of delivery, was primarily paid by borrowing $107.7 million under the Company’s Export Credit Agreement (See Note 5 – Long-term Debt for more information).

In February 2019, the Company entered into an agreement, which was amended in December 2019, with Ulstein Verft, to construct a second polar ice class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build, including $30.5 million paid in September of 2019, $30.6 million paid in April of 2020 and $15.5 million due in April 2021, and the final 30% due upon delivery and acceptance of the vessel. In March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the second polar ice class vessel of $153.5 million, subject to potential contract specification adjustments. The vessel is scheduled to be delivered in the fourth quarter of 2021.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.4 million, respectively.

The royalty balances outstanding to National Geographic as of March 31, 2020 and December 31, 2019 were $1.2 million and $2.2 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.2 million for the three months ended March 31, 2020 and 2019.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2020 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2020	$6,538
2021	9,534
2022	1,850
Total	$17,922

Natural Habitat Redeemable Non-Controlling Interest

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option, amended May 1, 2020, that under certain conditions and subject to providing notice by January 31, 2024, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company on December 31, 2023. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

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

The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of Mr. Bressler’s put option. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the fair value of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the fair value of the noncontrolling interest, are treated as a decrease to net income available to common stockholders.

The fair value of Mr. Bressler’s put option was determined using a discounted cash flow model. The redemption value was adjusted to its present value using the Company’s weighted average cost of capital.

The following is a rollforward of redeemable non-controlling interest:

	Three Months Ended March 31,
(In thousands)	2020	2019
	(unaudited)	(unaudited)
Balance January 1,	$16,112	$6,502
Net income attributable to noncontrolling interest	(537)	406
Fair value adjustment of put option	901	-
Balance March 31,	$16,476	$6,908

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three months ended March 31, 2020 and 2019, operating results were as follows:

	For the three months ended March 31,
	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)
Tour revenues:
Lindblad	$69,539	$76,038	$(6,499)	(9%)
Natural Habitat	11,699	13,616	(1,917)	(14%)
Total tour revenues	$81,238	$89,654	$(8,416)	(9%)
Operating Income:
Lindblad	$2,189	$13,641	$(11,452)	(84%)
Natural Habitat	62	724	(662)	(91%)
Total operating income	$2,251	$14,365	$(12,114)	(84%)

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$6,248	$5,794	$454	8%
Natural Habitat	442	394	48	12%
Total depreciation and amortization	$6,690	$6,188	$502	8%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of March 31, 2020	As of December 31, 2019
Total Assets:	(unaudited)
Lindblad	$625,876	$471,499
Natural Habitat	79,646	77,159
Total assets	$705,522	$548,658

Intangibles, net:
Lindblad	$3,144	$3,325
Natural Habitat	2,857	3,071
Total intangibles, net	$6,001	$6,396

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three months ended March 31, 2020 and 2019 there were $2.2 million and $1.7 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

NOTE 13 – SUBSEQUENT EVENT

On April 1, 2020, the Company borrowed $30.6 million under its Second Export Credit Agreement for payment of the third contracted installment payment for the National Geographic Resolution.

On April 10, 2020, the Company announced that it is rescheduling or rebooking, as applicable, all voyages scheduled to sail during the month of May 2020 due to travel restrictions from the global spread of the COVID-19 virus. The Company has also updated its cancellation policies, the terms of which vary by destination and sailing date, to permit guests more flexibility to cancel certain upcoming expeditions and elect to receive future travel credits. The Company is currently cancelling and rescheduling the majority of voyages scheduled for June 2020.

On April 10, 2020  the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company has subsequently returned the funds received from this loan.

On May 1, 2020, the Company and Mr. Bressler amended the promissory note between the Company and Mr. Bressler, changing the maturity date of the principal payments to be due in three equal installments, with the first payment due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

On May 1, 2020, the Company, Natural Habitat and Mr. Bressler amended the Natural Habitat stockholders' agreement, changing the Put Exercise Notice to January 31, 2024, the Call Exercise Notice to March 31, 2029, Put-Call Calculation Date to December 31, 2023, and to provide for a Call Purchase Price minimum.

On May 1, 2020, the Company and Mr. Bressler amended Mr. Bressler's employment agreement, changing the date for calculation of the Final Year Equity Value and the date of Mr. Bressler's equity incentive option award to December 31, 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations and disruptions to our business and operations related to the novel corona virus COVID-19;

●	the impacts of the novel coronavirus COVID-19 on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of the novel coronavirus COVID-19 on future travel and the cruise and airline industries in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●	those risks discussed herein and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020 (the “2019 Annual Report”).

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

Business Overview

We provide expedition cruising and land-based adventure travel experiences, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as the Arctic, Antarctica, the Galápagos, Alaska, Baja's Sea of Cortez, Costa Rica, Panama, Churchill and Africa. We operate a fleet of nine owned expedition ships and have contracted for a new polar ice class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021.

In addition, we operate five seasonal charter vessels under the Lindblad brand. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

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

First Quarter Highlights

On March 16, 2020, we took possession of the National Geographic Endurance. The final balance due on the vessel, at the time of delivery, was primarily paid by borrowing $107.7 million under our senior secured credit agreement.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we have suspended or rescheduled the majority of our expeditions departing March 16, 2020 through June 30, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. To date, we have had no reported cases of COVID-19 across our fleet and all guests have safely disembarked our vessels. The majority of our ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, we closed our offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We have moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance our liquidity position. We are employing a variety of cost reduction and cash preservation measures, while accessing available capital under our existing debt facilities and exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reducing ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $10 million, savings of more than 50% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Deferred payment of the majority of bonuses earned for 2019 performance, as well as cash compensation for the Board of Directors.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Bookings Trends

We were off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and we had sold 86% of our original projected guest ticket revenues for the year. Since that point, we have experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Lindblad segment bookings for travel in 2020 are now 27% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages, as well as cancellations for travel later this year. We still have substantial advanced bookings for future travel in 2020, including 8% more bookings for the second half of 2020 as compared with the second half of 2019 as of the same date a year ago. Additionally, we continue to see new bookings for travel in 2020, 2021 and 2022, including over $15 million since March 1, 2020, and we are receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, we are offering future travel credits with incremental value or full refunds to its fully paid guests. As of April 24, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of March 31, 2020, we had $137.0 million in unrestricted cash and $22.8 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. The unrestricted cash included $45.0 million drawn under our revolving credit facility during the first quarter as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic. Additionally, during the quarter, we borrowed $107.7 million under our first senior secured credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. As of March 31, 2020, we had a total debt position of $382.2 million and were in compliance with all of our debt covenants. Following the quarter, we drew down an additional $30.6 million under our second senior secured credit agreement in conjunction with our third installment payment on the National Geographic Resolution scheduled for delivery in the fourth quarter of 2021.

Export credit agencies, in conjunction with export credit lenders, are working to finalize an industrywide initiative to grant a 12-month debt holiday to provide interim debt service relief for amortization payments and financial covenants. We have approximately $9.0 million of export credit agency backed amortization payments due over the next 12-months on our first senior secured credit agreement.

Considering the cost reduction measures and the potential deferral of near-term export credit agreement amortization, we estimate our monthly cash usage while our vessels are not in operations is approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments.

We are also currently evaluating several additional strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction will depend on market conditions.

Following the first quarter, we received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. We have subsequently returned the funds received from this loan and, as a result, will pursue additional adjustments to our cost structure.

We have not previously experienced a complete cessation of our operations and, as a consequence, our ability to predict the impact of such cessation on our costs and future prospects is limited. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. Our estimates for monthly cash usage reflect our current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on the actions we have taken to date, our planned and anticipated actions and our current forecast, we believe that we can meet our obligations for the next 12 months from May 5, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

While it is uncertain when we will return to operations, we believe there are a variety of strategic advantages that should enable us to deploy our ships safely and quickly once travel restrictions have been lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships should also allow us to efficiently and effectively test our guests and crew prior to boarding. On average, we estimate it will only take a few thousand tests a month to ensure all guests and crew across our entire fleet have been tested. Additionally, the majority of our expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence. Lastly, our guests are explorers by nature, eager to travel and have historically been very resilient following periods of uncertainty.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2020 and 2019;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Seasonality

Traditionally, our tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours.

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands)	2020	2019	Change	%

Tour revenues	$81,238	$89,654	$(8,416)	(9%)

Cost of tours	42,192	39,017	3,175	8%
General and administrative	17,226	16,082	1,144	7%
Selling and marketing	12,879	14,002	(1,123)	(8%)
Depreciation and amortization	6,690	6,188	502	8%
Operating income	$2,251	$14,365	$(12,114)	(84%)
Net (loss) income	$(2,471)	$15,079	$(17,550)	(116%)
Net (loss) income per share available to common stockholders
Basic	$(0.04)	$0.32	$(0.36)
Diluted	$(0.04)	$0.31	$(0.35)

Comparison of the Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019 - Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2020 decreased $8.4 million, or 9%, to $81.2 million compared to $89.7 million for the three months ended March 31, 2019. The Lindblad segment tour revenues decreased by $6.5 million and the Natural Habitat segment decreased $1.9 million, primarily as a result of cancelled, disrupted and rescheduled expeditions due to COVID-19.

Cost of Tours

Total cost of tours for the three months ended March 31, 2020 increased $3.2 million, or 8%, to $42.2 million compared to $39.0 million for the three months ended March 31, 2019. At the Lindblad segment, cost of tours increased $4.2 million, primarily due to costs incurred in connection with cancelled, disrupted and rescheduled voyages due to COVID-19, costs incurred ahead of the launch of the National Geographic Endurance and higher drydock expense. At the Natural Habitat segment, cost of tours decreased $1.0 million, due to cancelled, disrupted and rescheduled trips directly related to COVID-19.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 increased $1.1 million, or 7%, to $17.2 million compared to $16.1 million for the three months ended March 31, 2019. At the Lindblad segment, general and administrative expenses increased $0.9 million over the prior year period due to increased personnel costs. At the Natural Habitat segment, general and administrative expenses increased $0.2 million, primarily due to an increase in personnel costs.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2020 decreased $1.1 million, or 8%, to $12.9 million compared to $14.0 million for the three months ended March 31, 2019. At the Lindblad segment, selling and marketing expenses decreased $0.7 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue. At the Natural Habitat segment, selling and marketing expenses decreased $0.4 million, primarily driven by a decrease in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2020 increased $0.5 million, or 8%, to $6.7 million, compared to $6.2 million for the three months ended March 31, 2019.

Other Expense

Other expenses, for the three months ended March 31, 2020, increased $4.2 million to $6.6 million from $2.4 million for the three months ended March 31, 2019, primarily due to the following:

●

A $3.4 million loss in foreign currency translation in 2020 compared to a gain of $0.7 million in 2019 due to the weakening of the U.S dollar primarily in relation to the Canadian dollar and the South African Rand.

●

A $0.1 million increase in interest expense, net to $3.1 million in 2020 primarily due to increased borrowings related to our new builds, the National Geographic Resolution and the National Geographic Endurance, and the revolving credit facility, partially offset by lower rates on our term loan facility.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2020	2019	Change	%
Tour revenues:
Lindblad	$69,539	$76,038	$(6,499)	(9%)
Natural Habitat	11,699	13,616	(1,917)	(14%)
Total tour revenues	$81,238	$89,654	$(8,416)	(9%)
Operating Income:
Lindblad	$2,189	$13,641	$(11,452)	(84%)
Natural Habitat	62	724	(662)	(91%)
Total operating income	$2,251	$14,365	$(12,114)	(84%)
Adjusted EBITDA:
Lindblad	$10,074	$20,930	$(10,856)	(52%)
Natural Habitat	504	1,118	(614)	(55%)
Total adjusted EBITDA	$10,578	$22,048	$(11,470)	(52%)

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Available Guest Nights	51,624	58,669
Guest Nights Sold	46,050	53,613
Occupancy	89%	91%
Maximum Guests	6,512	7,313
Number of Guests	5,564	6,532
Voyages	85	93

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2020 and 2019. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2020	2019
Guest ticket revenues	$60,362	$67,110
Other tour revenue	9,177	8,928
Tour Revenues	69,539	76,038
Less: Commissions	(5,427)	(5,851)
Less: Other tour expenses	(5,761)	(5,687)
Net Revenue	$58,351	$64,500
Available Guest Nights	51,624	58,669
Gross Yield	$1,347	$1,296
Net Yield	1,130	1,099

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2020 and 2019:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2020	2019
Cost of tours	$35,521	$31,321
Plus: Selling and marketing	11,983	12,641
Plus: General and administrative	13,598	12,641
Gross Cruise Cost	61,102	56,603
Less: Commissions	(5,427)	(5,851)
Less: Other tour expenses	(5,761)	(5,687)
Net Cruise Cost	49,914	45,065
Less: Fuel Expense	(2,392)	(2,688)
Net Cruise Cost Excluding Fuel	47,522	42,377
Non-GAAP Adjustments:
Stock-based compensation	(898)	(753)
National Geographic fee amortization	(727)	(727)
Other	(12)	(15)
Adjusted Net Cruise Cost Excluding Fuel	$45,885	$40,882
Adjusted Net Cruise Cost	$48,277	$43,570
Available Guest Nights	51,624	58,669
Gross Cruise Cost per Available Guest Night	$1,184	$965
Net Cruise Cost per Available Guest Night	967	768
Net Cruise Cost Excluding Fuel per Available Guest Night	921	722
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	889	697
Adjusted Net Cruise Cost per Available Guest Night	935	743

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2020 decreased $6.5 million, or 9%, to $69.5 million compared to $76.0 million for the three months ended March 31, 2019. The decrease was driven by lower guest ticket revenue primarily from a 12% decrease in Available Guest Nights as a result of cancelled, disrupted and rescheduled voyages due to COVID-19. Net Yields increased 3% to $1,130 for the three months ended March 31, 2020 compared to $1,099 for the three months ended March 31, 2019 due primarily to price increases and itinerary changes. Occupancy rates decreased slightly to 89% for the three months ended March 31, 2020 compared to same period a year ago.

Operating Income

Operating income decreased $11.5 million to $2.2 million for the three months ended March 31, 2020 compared to $13.6 million for the three months ended March 31, 2019. The decrease was primarily a result of the lower revenue and additional costs from cancelled, disrupted and rescheduled voyages due to COVID-19, costs incurred ahead of the launch of the National Geographic Endurance and higher drydock and personnel expense.

Results of Operations – Natural Habitat Segment

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Tour Revenues

Tour revenues for the three months ended March 31, 2020 decreased $1.9 million, or 14%, to $11.7 million compared to $13.6 million for the three months ended March 31, 2019, due to cancelled, disrupted and rescheduled trips due to COVID-19.

Operating Income

Operating income for the three months ended March 31, 2020 decreased $0.7 million to $0.1 million compared to $0.7 million for the three months ended March 31, 2019. The decrease was primarily a result of lower revenue and additional costs due to COVID-19.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three months ended March 31, 2020 and 2019. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended March 31,
(In thousands)	2020	2019
Net (loss) income	$(2,471)	$15,079
Interest expense, net	3,054	2,989
Income tax benefit	(1,828)	(3,066)
Depreciation and amortization	6,690	6,188
Loss (gain) on foreign currency	3,443	(656)
Other expense	53	19
Stock-based compensation	898	753
National Geographic fee amortization	727	727
Other	12	15
Adjusted EBITDA	$10,578	$22,048

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three months ended March 31, 2020 and 2019.

Lindblad Segment	For the three months ended March 31,
(In thousands)	2020	2019
Operating income	$2,189	$13,641
Depreciation and amortization	6,248	5,794
Stock-based compensation	898	753
National Geographic fee amortization	727	727
Other	12	15
Adjusted EBITDA	$10,074	$20,930

Natural Habitat Segment	For the three months ended March 31,
(In thousands)	2020	2019
Operating income	$62	$724
Depreciation and amortization	442	394
Adjusted EBITDA	$504	$1,118

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing March 16, 2020 through June 30, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. The COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of March 31, 2020, we had approximately $382.2 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures. However, there can be no assurance that cash flows from operations will be available to fund future obligations. We estimate our monthly cash usage while our vessels are not in operations is approximately $10-15 million with the ultimate net cash outflow partially dependent on the level of cash refunds requested on previously made guest payments, as well as the amount of new guest payments for future travel. To date, the majority of guests on rescheduled voyages have requested future travel credits. Additionally, we continue to see deposits for travel in 2020, 2021 and 2022, however, there is no assurance as to when we may resume travel.

Sources and Uses of Cash for the Three Months Ended March 31, 2020 and 2019

Net cash provided by operating activities was $15.4 million in 2020 compared to $15.3 million in 2019.

Net cash used in investing activities was $116.7 million in 2020 compared to $35.1 million in 2019. The $81.6 million increase was primarily due to payments for the completion of the National Geographic Endurance during the current quarter, partially offset by the initial down-payment for the National Geographic Resolution in the first quarter of 2019.

Net cash provided by financing activities was $151.9 million in 2020 compared to net cash used in financing activities of $1.7 million in 2019. The $153.6 million increase in cash provided was primarily due to borrowing $107.7 million under the senior secured credit agreement for the final contracted payment of the National Geographic Endurance and a $45.0 million drawdown of our revolving credit facility.

Funding Sources

Debt Facilities

Revolving Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, or 4.24% as of March 31, 2020, and the Revolving Facility bears interest at ICE LIBOR plus a spread of 3.00%, or 3.99% as of March 31, 2020. In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility. During March 2020, we drew $45.0 million on our Revolving Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) makes available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 4.45% as of March 31, 2020, with interest and principal payments due every 90 days from borrowing date, with final principal due January 2032.

Our senior secured credit agreement (the “Second Export Credit Agreement”) makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 4.45% as of March 31, 2020. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. In September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the third contracted payment on the National Geographic Resolution.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants. As of March 31, 2020, we were in compliance with our covenants.

U.S. Small Business Administration Loan

During April 2020, we received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. We have subsequently returned the funds received from this loan and, as a result, will pursue additional adjustments to our cost structure.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of March 31, 2020 and December 31, 2019, we had a working capital deficit of $7.7 million and $36.3 million, respectively. As of March 31, 2020 and December 31, 2019, we had $137.0 million and $101.6 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2020, we repurchased 8,517 shares of common stock for approximately $127,000. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.0 million as of March 31, 2020. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). In March 2019, we entered into foreign exchange forward contract hedges to lock in a purchase price of $153.5 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% to be paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. In September 2019, we drew approximately $30.5 million against the Second Export Credit Agreement for the contracted installment payment on the National Geographic Resolution. The remaining purchase price of the vessel is expected to be funded through a combination of cash available on our balance sheet, our Second Export Credit Agreement and excess cash flows generated by our existing operations.

During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance, drew $45.0 million on our Revolver Facility and amended the maturity dates of the note payable, which created material changes in our future obligations from those reported in our 2019 Annual Report. The additional related obligations as of March 31, 2020 are as follows:

(In thousands)	Total	Current	1-2 years	3-4 years	Thereafter
Export Credit Agreement	$107,695	$8,975	$17,949	$43,078	$37,693
Revolver	45,000	-	45,000	-	-
Note Payable	2,525	842	1,683	-	-

Off-Balance Sheet Arrangements

In 2019, we entered into a Second Export Credit Agreement as described above.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see our 2019 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2019 Annual Report.

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of March 31, 2020, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2020 was $100.0 million. Based on our March 31, 2020 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

As of March 31, 2020, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the three months ended March 31, 2020, we recorded a loss of approximately $13.3 million in other comprehensive income related to these foreign exchange derivatives. The strengthening of the NOK at March 31, 2020 by a hypothetical 10%, would result in an approximately $8.3 million gain being recorded in other comprehensive income. The weakening of the NOK at March 31, 2020 by a hypothetical 10%, would result in an approximately $6.8 million loss being recorded in other comprehensive income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2019 Annual Report filed on February 26, 2020, and those noted below.

Restrictions or extended restrictions, on expedition sailing or travel in general, has materially adversely affected our business and could materially adversely affect our financial condition and liquidity.

There can be no assurance when travel restrictions may be lifted, and such restrictions may extend in whole or in part beyond current government guidance or into next year. Any cases of COVID-19 on one of our vessels when we are able to resume sailing could result in a subsequent suspension of travel or limit our ability to disembark guests from our vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will continue to have travel restrictions in place which would impact our ability to sail scheduled itineraries. In addition, even following the ease of travel restrictions, there is no assurance that guests will immediately recommence travel to prior levels. The current travel restrictions have materially adversely impacted our business and operations and prolonged travel restrictions (or general reluctance to travel by our guests) would have a material adverse impact on our results of operations, financial condition and liquidity.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which may impact our ability to obtain acceptable financing to fund the necessary cash needed for operations. The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows and liquidity.

The spread of the COVID-19 virus and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We have voluntary suspended and rescheduled, as applicable, all of our expedition operations and such pause may be required to be extended. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact our access to various embarkation, disembarkation and expedition destinations.

We will continue to incur COVID-19 related costs as we implement additional health and hygiene-related protocols to our ships. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations.

We cannot predict with certainty when any of our ships will begin expedition sailings again and embarkation and disembarkation locations will reopen to our ships. Additionally, once travel advisories and restrictions are lifted, demand for expedition travel may remain weak for a significant length of time, and we cannot predict if and when we will return to previously expected levels of occupancy. Our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 virus. In addition, we cannot predict the impact COVID-19 will have on our partners, such as ship-yards for new builds, travel agencies, suppliers and other vendors. We may be adversely impacted as a result of the adverse impact our partners suffer.

We have never previously experienced a complete cessation of our expedition operations and, as a consequence, given the dynamic nature of this situation, we cannot reasonably estimate or predict the impact of such a cessation on our costs and future prospects. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the suspension and rescheduling, as applicable, of our expeditions, which may be further extended, and the public’s concern regarding the health and safety of travel, especially by ship, and related decreases in demand for travel. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company, our expedition destinations and offerings and the public’s concerns regarding the health and safety of travel generally, as well as regarding the industry and our ships specifically.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our expeditionary travel offerings has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on demand for our expeditionary travel once our sailings resume, and these impacts could exist for an extensive period of time.

Our debt could adversely affect our financial health and operating flexibility.

Our debt could:

●	require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	increase our vulnerability to adverse general economic or industry conditions;
●	limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	make us more vulnerable to downturns in our business, the economy or the industry in which we operate;
●	limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes;
●	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
●	make it difficult for us to satisfy our obligations with respect to our debt; and
●	expose us to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.

We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our other debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot be assured that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.

The impact of volatility and disruptions in the global credit and financial markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship contractual payments.

There can be no assurance that we will be able to access additional debt and/or credit facilities on terms as favorable as our current debt, on commercially acceptable terms, or at all. Economic downturns, including failures of financial institutions and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties under our credit facilities, derivatives, contingent obligations and insurance contracts to be unable to perform their obligations or to breach their obligations to us under our contracts with them, which could include failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. Also, we may be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for their failure to perform their obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us or an ineffective instrument.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2020.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. During the three months ended March 31, 2020, we repurchased 8,517 shares of common stock for approximately $127,000. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2020. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

The following table represents information with respect to shares of common stock repurchased under the Repurchase Plan as well as shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2020(a)	387	$17.46	$-	$12,102,046
February 1 through February 29, 2020	8,517	14.93	127,175	11,974,787
March 1 through March 31, 2020(a)	27,595	4.61	-	11,974,787
Total	36,499		$127,175

(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
10.1	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler.	Herewith
10.2	Amendment to Note Payable by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	Herewith
10.3	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2020.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President