Form 10-Q
period 2020-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2020-08-10
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 49,823,199 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$80,897	$101,579
Restricted cash	21,333	7,679
Marine operating supplies	6,759	6,299
Inventories	1,824	2,027
Prepaid expenses and other current assets	23,753	29,055
Total current assets	134,566	146,639

Property and equipment, net	495,370	357,790
Goodwill	22,105	22,105
Intangibles, net	5,607	6,396
Deferred tax asset	639	218
Right-to-use lease assets	5,601	6,105
Other long-term assets	8,401	9,405
Total assets	$672,289	$548,658

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$120,788	$138,825
Accounts payable and accrued expenses	43,443	38,231
Lease liabilities - current	1,394	1,335
Long-term debt - current	5,646	4,525
Total current liabilities	171,271	182,916

Long-term debt, less current portion	395,637	213,543
Deferred tax liabilities	136	4,491
Lease liabilities	4,567	5,029
Other long-term liabilities	6,730	3,317
Total liabilities	578,341	409,296

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	9,970	16,112

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,822,955 and 49,717,522 issued, 49,754,431 and 49,626,498 outstanding as of June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	47,394	46,271
Retained earnings	45,403	81,655
Accumulated other comprehensive loss	(8,824)	(4,681)
Total stockholders' equity	83,978	123,250
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$672,289	$548,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Tour revenues	$(268)	$76,658	$80,971	$166,311

Operating expenses:
Cost of tours	12,721	37,520	54,913	76,537
General and administrative	9,798	16,268	27,025	32,350
Selling and marketing	3,406	12,567	16,285	26,569
Depreciation and amortization	8,553	6,182	15,243	12,370
Total operating expenses	34,478	72,537	113,466	147,826

Operating (loss) income	(34,746)	4,121	(32,495)	18,485

Other (expense) income:
Interest expense, net	(4,179)	(3,188)	(7,234)	(6,176)
(Loss) gain on foreign currency	(3,879)	501	(7,322)	1,157
Other expense	(62)	(30)	(113)	(49)
Total other expense	(8,120)	(2,717)	(14,669)	(5,068)

(Loss) income before income taxes	(42,866)	1,404	(47,164)	13,417
Income tax (benefit) expense	(2,943)	553	(4,770)	(2,513)

Net (loss) income	(39,923)	851	(42,394)	15,930
Net (loss) income attributable to noncontrolling interest	(265)	(137)	(801)	269
Net (loss) income available to common stockholders	$(39,658)	$988	$(41,593)	$15,661

Weighted average shares outstanding
Basic	49,741,635	46,155,981	49,683,381	45,607,307
Diluted	49,741,635	49,485,004	49,683,381	48,281,002

Net (loss) income per share available to common stockholders
Basic	$(0.80)	$0.02	$(0.84)	$0.34
Diluted	$(0.80)	$0.02	$(0.84)	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(39,923)	$851	$(42,394)	$15,930
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss)	3,930	377	(9,469)	(1,261)
Reclassification adjustment, net of tax	5,326	-	5,326	-
Total other comprehensive income (loss)	9,256	377	(4,143)	(1,261)
Total comprehensive (loss) income	(30,667)	1,228	(46,537)	14,669
Less: comprehensive (loss) income attributive to non-controlling interest	(265)	(137)	(801)	269
Comprehensive (loss) income attributable to common shareholders	$(30,402)	$1,365	$(45,736)	$14,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of March 31, 2020	49,758,787	$5	$46,908	$78,820	$(18,080)	$107,653
Stock-based compensation	-	-	703	-	-	703
Issuance of stock for equity compensation plans, net	64,168	-	(217)	-	-	(217)
Repurchase of shares and warrants	-	-	-	-	-	-
Other comprehensive income, net	-	-	-	-	9,256	9,256
Redeemable noncontrolling interest	-	-	-	6,241	-	6,241
Net loss available to common stockholders	-	-	-	(39,658)	-	(39,658)
Balance as of June 30, 2020	49,822,955	$5	$47,394	$45,403	$(8,824)	$83,978

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2020	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	1,601	-	-	1,601
Issuance of stock for equity compensation plans, net	113,950	-	(351)	-	-	(351)
Repurchase of shares and warrants	(8,517)	-	(127)	-	-	(127)
Other comprehensive loss, net	-	-	-	-	(4,143)	(4,143)
Redeemable noncontrolling interest	-	-	-	5,341	-	5,341
Net loss available to common stockholders	-	-	-	(41,593)	-	(41,593)
Balance as of June 30, 2020	49,822,955	$5	$47,394	$45,403	$(8,824)	$83,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of March 31, 2019	45,768,715	$5	$41,102	$89,844	(2,309)	$128,642
Stock-based compensation	-	-	1,001	-	-	1,001
Issuance of stock for equity compensation plans, net	32,310	-	(486)	-	-	(486)
Repurchase of shares and warrants	-	-	-	-	-	-
Other comprehensive income, net	-	-	-	-	377	377
Net income available to common stockholders	-	-	-	988	-	988
Balance as of June 30, 2019	45,801,025	$5	$41,617	$90,832	$(1,932)	$130,522

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	(671)	$116,044
Stock-based compensation	-	-	1,754	-	-	1,754
Issuance of stock for equity compensation plans, net	(12,005)	-	(1,653)	-	-	(1,653)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Other comprehensive loss, net	-	-	-	-	(1,261)	(1,261)
Net income available to common stockholders	-	-	-	15,661	-	15,661
Balance as of June 30, 2019	45,801,025	$5	$41,617	$90,832	$(1,932)	$130,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(42,394)	$15,930
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	15,243	12,370
Amortization of National Geographic fee	727	1,454
Amortization of deferred financing costs and other, net	972	911
Amortization of right-to-use lease assets	101	185
Stock-based compensation	1,601	1,754
Deferred income taxes	(4,817)	(4,106)
Loss (gain) on foreign currency	7,322	(1,157)
Changes in operating assets and liabilities
Marine operating supplies and inventories	(257)	(32)
Prepaid expenses and other current assets	5,342	(10,033)
Unearned passenger revenues	(18,037)	21,600
Other long-term assets	277	(767)
Other long-term liabilities	(730)	706
Accounts payable and accrued expenses	(2,112)	(1,587)
Net cash (used in) provided by operating activities	(36,762)	37,228

Cash Flows From Investing Activities
Purchases of property and equipment	(152,031)	(42,311)
Net cash used in investing activities	(152,031)	(42,311)

Cash Flows From Financing Activities
Proceeds from long-term debt	183,339	-
Repayments of long-term debt	(1,000)	(1,000)
Payment of deferred financing costs	(96)	(2,340)
Repurchase under stock-based compensation plans and related tax impacts	(351)	(1,653)
Repurchase of warrants and common stock	(127)	(23)
Net cash provided by (used in) financing activities	181,765	(5,016)
Net decrease in cash, cash equivalents and restricted cash	(7,028)	(10,099)
Cash, cash equivalents and restricted cash at beginning of period	109,258	122,150

Cash, cash equivalents and restricted cash at end of period	$102,230	$112,051

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$7,971	$6,999
Income taxes	$60	$564
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$-	$225
Additional paid-in capital exchange proceeds used for option shares	$-	$(225)

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

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company has suspended or rescheduled the majority of its expeditions departing March 16, 2020 through September 30, 2020 and has been working with guests to reschedule travel plans and refund payments, as applicable. The Company’s ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, the Company closed its offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

The Company moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. The Company is employing a variety of cost reduction and cash preservation measures, while accessing available capital under its existing debt facilities and exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reduced ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $10 million, savings of more than 50% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through staff furloughs, payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Deferred payment of the majority of bonuses earned for 2019 performance, as well as cash compensation for the Board of Directors.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Bookings Trends

The Company was off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of its originally projected guest ticket revenues for the year. Since that point, the Company has experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. As of July 28, 2020, Lindblad segment bookings for travel in 2020 are now 62% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages, as well as cancellations for travel later this year. The Company has substantial advanced bookings for travel in 2021, including 6% more bookings as compared with bookings for 2020 as of the same date a year ago and 35% higher bookings as of the same date in 2018 for 2019. The Company continues to see new bookings for future travel including over $30.0 million since March 1, 2020, and it is receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, the Company is providing future travel credits with incremental value or full refunds, as applicable, to its fully paid guests. As of July 28, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of June 30, 2020, the Company had $80.9 million in unrestricted cash and $21.3 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 the Company drew down $45.0 million under its revolving credit facility as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under its first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. During April 2020, the Company drew down $30.6 million under its second export credit agreement in conjunction with its third installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During May 2020, the Company amended its $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

The Company has also amended both its export credit agreements and term loan and revolving credit facilities.  During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.  On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

 As of June 30, 2020, the Company had a total debt position of $412.3 million and was in compliance with all of its debt covenants currently in effect. The Company has no material debt maturities until 2023.

The Company estimates its monthly cash usage while its vessels are not in operations to be approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments.

The Company is currently evaluating several additional strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction, if completed, will depend on market conditions.

In April 2020, the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company subsequently returned the funds received from this loan and, as a result, has made additional adjustments to its cost structure.

The Company has not previously experienced a complete cessation of its operations and, as a consequence, its ability to predict the impact of such cessation on its costs and future prospects is limited. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of the COVID-19 virus on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect the Company’s current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and its current forecast, which assumes reduced operations during 2020 with a ramp up in operations throughout 2021, the Company believes that its liquidity should be adequate to meet its obligations for the next 12 months from August 10, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

The Company already has a robust set of operating protocols and, in preparation for the resumption of operations, has been proactively working in close cooperation with various medical policy experts and public health authorities to further augment its procedures and protocols for health and safety onboard its vessels to mitigate the potential impacts of the COVID-19 virus. These protocols encompass, but are not limited to, medical care, screening, testing, social distancing, personal protective equipment, and sanitization during all aspects of the expedition.

While it is uncertain when the Company will return to operations, it believes there are a variety of strategic advantages that should enable it to deploy its ships safely and quickly once travel restrictions have been lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships should also allow it to efficiently and effectively test its guests and crew prior to boarding. On average, the Company estimates it will only take a few thousand tests a month to ensure all guests and crew across its entire fleet have been tested. Additionally, the majority of its expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence. The Company also has the ability to be flexible with regards to existing itineraries and is actively investigating additional itinerary opportunities both internationally and domestically. Lastly, the Company’s guests are explorers by nature, eager to travel and have historically been very resilient following periods of uncertainty.

Valuation of Goodwill

The effects of COVID-19 on the Company’s expected future operating cash flows was an indicator of potential impairment, so the Company performed a discounted cash flow analysis of its reporting unit to estimate its fair value compared to the reporting unit’s carrying value as of June 30, 2020. Based on this analysis, it was determined that there was no impairment of goodwill.

Valuation of Long-lived Assets

The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. The Company performed an undiscounted cash flow analysis of its long-lived assets for potential impairment as of June 30, 2020, and based on the analysis, it was determined that there was no impairment to the Company's long-lived assets.

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

For the three and six months ended June 30, 2020 and 2019, the Company calculated earnings per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
(In thousands, except share and per share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income available to common stockholders	$(39,658)	$988	$(41,593)	$15,661

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	49,741,635	46,155,981	49,683,381	45,607,307
Dilutive potential common shares	-	237,813	-	251,131
Dilutive potential options	-	70,164	-	55,183
Dilutive potential warrants	-	3,021,046	-	2,367,381
Total weighted average shares outstanding, diluted	49,741,635	49,485,004	49,683,381	48,281,002

Net (loss) income per share available to common stockholders
Basic	$(0.80)	$0.02	$(0.84)	$0.34
Diluted	$(0.80)	$0.02	$(0.84)	$0.32

For the three and six months ended June 30, 2020, the Company incurred a net loss from operations, therefore 0.3 million restricted shares and 0.2 million options were excluded from dilutive potential common shares for the periods as they are anti-dilutive, and basic and diluted net loss per share are the same for the periods. For the three and six months ended June 30, 2019, 0.1 million restricted shares are excluded from dilutive potential common shares as they were anti-dilutive.

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

Contract Liabilities
(In thousands)	(unaudited)
Balance as of January 1, 2020	$72,051
Recognized in tour revenues during the period	(68,182)
Additional contract liabilities in period	66,706
Balance as of June 30, 2020	$70,575

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Guest ticket revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Direct	0%	43%	42%	42%
National Geographic	0%	17%	18%	19%
Agencies	0%	24%	24%	24%
Affinity	0%	7%	5%	6%
Guest ticket revenue	0%	91%	89%	91%
Other tour revenue	0%	9%	11%	9%
Tour revenues	0%	100%	100%	100%

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the six months ended June 30,
	2020	2019
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$80,897	$78,746
Restricted cash	21,333	33,305
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$102,230	$112,051

Restricted cash consist of the following:

	As of June 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$19,692	$6,104
Certificates of deposit and other restricted securities	1,321	1,575
Credit card processor reserves	320	-
Total restricted cash	$21,333	$7,679

The Company’s prepaid expenses and other current assets consist of the following:

	As of June 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Prepaid tour expenses	$14,973	$15,630
Prepaid client insurance	2,396	3,064
Prepaid air expense	3,069	4,415
Prepaid marketing, commissions and other expenses	2,175	4,026
Prepaid corporate insurance	712	1,376
Prepaid port agent fees	288	491
Prepaid income taxes	140	53
Total prepaid expenses	$23,753	$29,055

The Company’s accounts payable and accrued expenses consist of the following:

	As of June 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Refunds and commissions payable	$13,876	$1,873
Accounts payable	9,869	14,633
Accrued other expense	7,841	8,348
Bonus compensation liability	4,724	5,322
Employee liability	3,856	3,712
Foreign currency forward contract liability	2,083	1,300
Travel certificate liability	870	888
Accrued travel insurance expense	322	477
Income tax liabilities	2	603
Royalty payable	-	1,075
Total accounts payable and accrued expenses	$43,443	$38,231

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended June 30, 2020. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the three or six months ended June 30, 2020. The roll-forward of the loan receivable balance is as follows:

Loan Receivable
(In thousands)	(unaudited)
Balance as of January 1, 2020	$4,084
Accrued interest	79
Amortization of deferred costs	(12)
Balance as of June 30, 2020	$4,151

NOTE 5 – LONG-TERM DEBT

	As of June 30, 2020			As of December 31, 2019
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Revolving Facility	45,000	(417)	44,583	-	-	-
Credit Facility	196,000	(6,558)	189,442	197,000	(9,704)	187,296
1st Senior Secured Credit Agreement	107,695	(1,883)	105,812	-	-	-
2nd Senior Secured Credit Agreement	61,120	(2,199)	58,921	30,476	(2,229)	28,247
Total long-term debt	412,340	(11,057)	401,283	230,001	(11,933)	218,068
Less current portion	(5,646)	-	(5,646)	(4,525)	-	(4,525)
Total long-term debt, non-current	$406,694	$(11,057)	$395,637	$225,476	$(11,933)	$213,543

For the three and six months ended June 30, 2020, deferred financing costs charged to interest expense were $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2019, deferred financing costs charged to interest expense was $0.5 million and $0.9 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, for an aggregated rate of 3.41% as of June 30, 2020.

During March 2020, the Company drew $45.0 million against the Revolving Facility as a reserve for general corporate purposes and other expense needs due to the uncertainty related to the COVID-19 pandemic. Borrowings under the Revolving Facility mature  March 27, 2023 and bear interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, for an aggregated rate of 3.16% as of June 30, 2020.

Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, which made available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National Geographic Endurance and borrowed $107.7 million under the Export Credit Agreement for final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, for an aggregated rate of 3.31% over the borrowing period covering June 30, 2020.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. 30% of the borrowing will mature over five years from the final drawdown, and 70% of the borrowing will mature over twelve years from the final drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. In September 2019 and April 2020, the Company drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution.

The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.31% over the borrowing period covering June 30, 2020. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

The Company has also amended both its export credit agreements and term loan and revolving credit facilities.  During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.  On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

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

Other

On April 10, 2020, the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company subsequently returned the funds received from this loan.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, minimum liquidity, limits on additional indebtedness and limits on certain investments. As of June 30, 2020, the Company was in compliance with its covenants.

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

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to several currencies, which normally include, but are not limited to, the Canadian and New Zealand dollars, the Brazilian Real, the South African Rand, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective for the period ended June 30, 2020. The Company reclassified $5.3 million from other comprehensive income (loss) to earnings for the period ended June 30, 2020 due to the maturity of a cash flow hedge and the hedged item. The Company estimates that approximately $2.1 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of June 30, 2020:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	96,097

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$8,464	$-	$4,459
Interest rate cap (b)	-	-	138	-
Total	$-	$8,464	$138	$4,459
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$-	$1,607	$459	$70
Total	$-	$1,607	$459	$70
__________
(a)	Recorded in accounts payable and accrued expenses, and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

 Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Derivative instruments designated as cash flow hedging instruments:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Foreign exchange forward (a)	$(9,272)	$(516)	$4,005	$972
Interest rate cap (b)	16	140	138	289

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	1,447	501	(1,996)	1,157
Total	$(7,809)	$125	$2,147	$2,418

(a)

For the three and six months ended June 30, 2020, $5.3 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and a $3.9 million gain and a $9.3 million loss, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and six months ended June 30, 2020, a gain of $1.4 million and a loss of $2.0 million was recognized in gain (loss) on foreign currency. During the three and six months ended June 30, 2019, a gain of $0.5 million and $1.2 million, respectively, was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended March 31, 2020, the Company repurchased 8,517 shares of common stock for approximately $127,000. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2020. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

NOTE 8 – STOCK-BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to directors and key employees, and as of June 30, 2020, approximately 1.1 million shares were available to be granted.

As of June 30, 2020 and December 31, 2019, options to purchase an aggregate of 200,000 shares of the Company’s common stock, with a weighted average exercise price of $9.47, were outstanding. As of June 30, 2020, 150,000 options were exercisable.

The Company recorded stock-based compensation expense of $0.7 million and $1.6 million during the three and six months ended  June 30, 2020, respectively, and $1.0 million and $1.8 million during the three and six months ended June 30, 2019.

2020 Long-Term Incentive Compensation

During the six months ended June 30, 2020, the Company granted 150,575 restricted stock units ("RSUs") with a weighted average grant price of $5.41. The RSUs will vest, dependent on the grant, either on the first anniversary of the grant date or in equal installments over a three-year period, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award. The RSUs granted during the six months ended  June 30, 2020 represent 50% of the 2020 long-term incentive compensation RSU awards. Due to the circumstances related to the impact of the COVID-19 virus, the compensation committee of the Company's Board of Directors approved the deferral of a portion of the RSU awards, and determined that the remaining 50% of the grants shall be made in equal portions on September 30, 2020 and December 31, 2020.

During the six months ended June 30, 2020, the Company awarded 86,783 targeted performance stock units ("PSUs") with a weighted average grant price of $5.42. The PSUs are performance-vesting equity incentive awards that will be earned based on our performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of our common stock on the date of the award. The PSUs granted during the six months ended June 30, 2020 represent 50% of the 2020 long-term incentive compensation PSU awards. Due to the circumstances related to the impact of the COVID-19 virus, the compensation committee of the Company's Board of Directors approved the deferral of a portion of the PSU awards, and determined that the remaining 50% of the grants shall be made in equal portions on September 30, 2020 and December 31, 2020.

Natural Habitat Contingent Arrangement

In connection with the acquisition of Natural Habitat, Mr. Bressler, the founder of Natural Habitat, has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the Final Year Equity Value of Natural Habitat, as defined in Mr. Bressler's amended employment agreement, exceeds $25.0 million, effective as of December 31, 2023, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions.

NOTE 9 – RELATED PARTY TRANSACTIONS

In May 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. The promissory note was amended during May 2020, see Note 5 – Long-term Debt for more information.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2020, and December 31, 2019, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and six months ended June 30, 2020 and 2019, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three and six months ended June 30, 2020 was a benefit of 6.9% and 10.1%, respectively, versus an expense of 39.4% and a benefit of 18.7% for the three and six months ended June 30, 2019, respectively, primarily due to the timing of losses in the first quarter and the expected amount of losses for the full year 2020 due to the impact of COVID-19 on the Company's operations.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

In February 2019, the Company entered into an agreement, which was amended in December 2019, with Ulstein Verft, to construct a second polar ice class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. In March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the second polar ice class vessel of $153.5 million, subject to potential contract specification adjustments. The purchase price is due in installments, with 20% paid shortly after execution of the agreement, 20% in September 2019, 20% in April 2020 and 10% due in April 2021. The final 30% is due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and six months ended June 30, 2020 was $0.1 million and $1.3 million, respectively, and for the three and six months ended June 30, 2019, was $1.8 million and $3.3 million, respectively.

The royalty balances outstanding to National Geographic as of June 30, 2020 and December 31, 2019 were $0.0 million and $2.2 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2020 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2020	$3,520
2021	9,536
2022	1,850
Total	$14,906

Natural Habitat Redeemable Non-Controlling Interest

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option, amended in May 2020, that under certain conditions and subject to providing notice by January 31, 2024, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of December 31, 2023. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

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

The following is a rollforward of redeemable non-controlling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
(In thousands)	2020	2019	2020	2019
Beginning balance	$16,476	$6,908	$16,112	$6,502
Net income attributable to noncontrolling interest	(265)	(137)	(801)	269
Fair value adjustment of put option	(6,241)	-	(5,341)	-
Balance June 30,	$9,970	$6,771	$9,970	$6,771

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and six months ended June 30, 2020 and 2019, operating results were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Tour revenues:
Lindblad	$(22)	$64,930	$(64,952)	NM	$69,517	$140,968	$(71,451)	(51%)
Natural Habitat	(246)	11,728	(11,974)	NM	11,454	25,343	(13,889)	(55%)
Total tour revenues	$(268)	$76,658	$(76,926)	NM	$80,971	$166,311	$(85,340)	(51%)
Operating (loss) income:
Lindblad	$(31,641)	$5,302	$(36,943)	NM	$(29,452)	$18,943	$(48,395)	NM
Natural Habitat	(3,105)	(1,181)	(1,924)	NM	(3,043)	(458)	(2,585)	NM
Total operating (loss) income	$(34,746)	$4,121	$(38,867)	NM	$(32,495)	$18,485	$(50,980)	NM

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,				For the six months ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$7,939	$5,774	$2,165	37%	$14,188	$11,568	$2,620	23%
Natural Habitat	614	408	206	50%	1,055	802	253	32%
Total depreciation and amortization	$8,553	$6,182	$2,371	38%	$15,243	$12,370	$2,873	23%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of June 30, 2020	As of December 31, 2019
Total Assets:	(unaudited)
Lindblad	$600,062	$471,499
Natural Habitat	72,227	77,159
Total assets	$672,289	$548,658

Intangibles, net:
Lindblad	$2,962	$3,325
Natural Habitat	2,645	3,071
Total intangibles, net	$5,607	$6,396

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three and six months ended June 30, 2020, there were $0.0 million and $2.2 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the three and six months ended June 30, 2019 there were $0.7 million and $2.5 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

NOTE 13 – SUBSEQUENT EVENT

The Company has rescheduled or rebooked all expedition voyages scheduled to sail through September 30, 2020 due to continued travel restrictions from the global spread of the COVID-19 virus.

On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations and disruptions to our business and operations related to COVID-19;

●	the impacts of COVID-19 on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of COVID-19 on future travel and the cruise and airline industries in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	the inability to meet revenue and Adjusted EBITDA projections; and

●

those risks discussed herein, in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020 (the “2019 Annual Report”) and in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed with the SEC on May 6, 2020.

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

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we have suspended or rescheduled the majority of our expeditions departing March 16, 2020 through September 30, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. The Company’s ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, we closed our offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance our liquidity position. We are employing a variety of cost reduction and cash preservation measures, while accessing available capital under our existing debt facilities and exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reduced ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $10 million, savings of more than 50% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through staff furloughs, payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Deferred payment of the majority of bonuses earned for 2019 performance, as well as cash compensation for the Board of Directors.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Bookings Trends

We were off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of its originally projected guest ticket revenues for the year. Since that point, we have experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. As of July 28, 2020, Lindblad segment bookings for travel in 2020 are now 62% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages, as well as cancellations for travel later this year. We have substantial advanced bookings for travel in 2021, including 6% more bookings as compared with bookings for 2020 as of the same date a year ago and 35% higher bookings as of the same date in 2018 for 2019. We continue to see new bookings for future travel including over $30.0 million since March 1, 2020, and we are receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, we are providing future travel credits with incremental value or full refunds, as applicable, to our fully paid guests. As of July 28, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of June 30, 2020, we had $80.9 million in unrestricted cash and $21.3 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 we drew down $45.0 million under our revolving credit facility as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under our first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. During April 2020, we drew down $30.6 million under our second export credit agreement in conjunction with the third installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During May 2020, we amended our $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment of due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

The Company has also amended both its export credit agreements and term loan and revolving credit facilities.  During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.  On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

 As of June 30, 2020, we had a total debt position of $412.3 million and were in compliance with all of our debt covenants currently in effect. We have no material debt maturities until 2023.

We estimate our monthly cash usage while our vessels are not in operations is approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments.

We are currently evaluating several additional strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction, if completed, will depend on market conditions.

In April 2020, we received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. We subsequently returned the funds received from this loan and, as a result, have made additional adjustments to our cost structure.

We have not previously experienced a complete cessation of our operations and, as a consequence, our ability to predict the impact of such cessation on our costs and future prospects is limited. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect our current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and our current forecast, which assumes reduced operations during 2020 with a ramp up in operations throughout 2021, we believe that our liquidity should be adequate to meet our obligations for the next 12 months from August 10, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

We already have a robust set of operating protocols and, in preparation for the resumption of operations, have been proactively working in close cooperation with various medical policy experts and public health authorities to further augment our procedures and protocols for health and safety onboard our vessels to mitigate the potential impacts of the COVID-19 virus. These protocols encompass, but are not limited to, medical care, screening, testing, social distancing, personal protective equipment, and sanitization during all aspects of the expedition.

While it is uncertain when we will return to operations, we believe there are a variety of strategic advantages that should enable us to deploy our ships safely and quickly once travel restrictions have been lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships should also allow us to efficiently and effectively test our guests and crew prior to boarding. On average, we estimate it will only take a few thousand tests a month to ensure all guests and crew across our entire fleet have been tested. Additionally, the majority of our expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence. We also have the ability to be flexible with regards to existing itineraries and are actively investigating additional itinerary opportunities both internationally and domestically. Lastly, our guests are explorers by nature, eager to travel and have historically been very resilient following periods of uncertainty.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended June 30, 2020 and 2019;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2020	2019	Change	%	2020	2019	Change	%
Tour revenues	$(268)	$76,658	$(76,926)	NM	$80,971	$166,311	$(85,340)	(51%)

Cost of tours	12,721	37,520	(24,799)	(66)%	54,913	76,537	(21,624)	(28%)
General and administrative	9,798	16,268	(6,470)	(40)%	27,025	32,350	(5,325)	(16%)
Selling and marketing	3,406	12,567	(9,161)	(73)%	16,285	26,569	(10,284)	(39%)
Depreciation and amortization	8,553	6,182	2,371	38%	15,243	12,370	2,873	23%
Operating (loss) income	$(34,746)	$4,121	$(38,867)	NM	$(32,495)	$18,485	$(50,980)	NM
Net (loss) income	$(39,923)	$851	$(40,774)	NM	$(42,394)	$15,930	$(58,324)	NM
Net (loss) income per share available to common stockholders
Basic	$(0.80)	$0.02	$(0.82)		$(0.84)	$0.34	$(1.18)
Diluted	$(0.80)	$0.02	$(0.82)		$(0.84)	$0.32	$(1.16)

Comparison of the Three and Six Months Ended June 30, 2020 to Three and Six Months Ended June 30, 2019 - Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2020 decreased $76.9 million, or 100%, as a result of rescheduling all expeditions due to COVID-19.

Tour revenues for the six months ended June 30, 2020 decreased $85.3 million, or 51%, to $81.0 million, compared to $166.3 million for the six months ended June 30, 2019. The Lindblad segment tour revenues decreased by $71.5 million, primarily as a result of cancelled, disrupted and rescheduled expeditions due to COVID-19. At the Natural Habitat segment, tour revenues decreased $13.9 million over the prior year period, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19.

Cost of Tours

Total cost of tours for the three months ended June 30, 2020 decreased $24.8 million, or 66%, to $12.7 million compared to $37.5 million for the three months ended June 30, 2019. At the Lindblad segment, cost of tours decreased $17.9 million, primarily related to rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Natural Habitat segment, cost of tours decreased $6.9 million due to rescheduled trips directly related to COVID-19.

Total cost of tours for the six months ended June 30, 2020 decreased $21.6 million, or 28%, to $54.9 million, compared to $76.5 million for the six months ended June 30, 2019. At the Lindblad segment, cost of tours decreased $13.7 million, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up, and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Natural Habitat segment, cost of tours decreased $7.9 million, primarily due to cancelled, disrupted and rescheduled trips directly related to COVID-19.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 decreased $6.5 million, or 40%, to $9.8 million compared to $16.3 million for the three months ended June 30, 2019. At the Lindblad segment, general and administrative expenses decreased $4.1 million over the prior year period primarily due to reduced personnel costs and credit card commissions related to the disruption of operations due to COVID-19. At the Natural Habitat segment, general and administrative expenses decreased $2.4 million, primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

General and administrative expenses for the six months ended June 30, 2020 decreased $5.3 million, or 16%, to $27.0 million, compared to $32.4 million for the six months ended June 30, 2019. At the Lindblad segment, general and administrative expenses decreased $3.1 million primarily due to reduced personnel costs and credit card commissions related to the disruption of operations due to COVID-19. At the Natural Habitat segment, general and administrative expenses decreased $2.2 million, primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2020 decreased $9.2 million, or 73%, to $3.4 million compared to $12.6 million for the three months ended June 30, 2019. At the Lindblad segment, selling and marketing expenses decreased $8.1 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Natural Habitat segment, selling and marketing expenses decreased $1.0 million, primarily driven by a decrease in advertising expenditures.

 Selling and marketing expenses for the six months ended June 30, 2020 decreased $10.3 million, or 39%, to $16.3 million, compared to $26.6 million for the six months ended June 30, 2019. At the Lindblad segment, selling and marketing expenses decreased $8.8 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Natural Habitat segment, selling and marketing expenses decreased $1.5 million, primarily driven by a decrease in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2020 increased $2.4 million, or 38%, to $8.6 million, compared to $6.2 million for the three months ended June 30, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Depreciation and amortization expenses for the six months ended June 30, 2020 increased $2.9 million, or 23%, to $15.2 million, compared to $12.4 million for the six months ended June 30, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Other Expense

Other expenses, for the three months ended June 30, 2020, increased $5.4 million to $8.1 million from $2.7 million for the three months ended June 30, 2019, primarily due to the following:

●

A $3.9 million loss in foreign currency translation in 2020 due primarily to $5.3 million loss on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution, compared to a $0.5 million gain in 2019.

●

A $1.0 million increase in interest expense, net to $4.2 million in 2020 primarily due to increased borrowings related to our new builds, and draw down under the revolving credit facility, partially offset by lower rates on the term loan facility.

Other expenses, for the six months ended June 30, 2020, increased $9.6 million to $14.7 million from $5.1 million for the six months ended June 30, 2019, primarily due to the following:

●

A $7.3 million loss in foreign currency translation in 2020 due primarily to a loss of $5.3 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution, and a $2.0 million loss related to the weakening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and British Pound Sterling, compared to a $1.2 million gain in 2019.

●

A $1.1 million increase in interest expense, net of $7.2 million in 2020, primarily due to increased borrowings related to our new builds, and the draw down under the revolving credit facility, partially offset by lower rates on the term loan facility.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2020	2019	Change	%	2020	2019	Change	%
Tour revenues:
Lindblad	$(22)	$64,930	$(64,952)	NM	$69,517	$140,968	$(71,451)	(51%)
Natural Habitat	(246)	11,728	(11,974)	NM	11,454	25,343	(13,889)	(55%)
Total tour revenues	$(268)	$76,658	$(76,926)	NM	$80,971	$166,311	$(85,340)	(51%)
Operating (loss) income:
Lindblad	$(31,641)	$5,302	$(36,943)	NM	$(29,452)	$18,943	$(48,395)	NM
Natural Habitat	(3,105)	(1,181)	(1,924)	NM	(3,043)	(458)	(2,585)	NM
Total operating (loss) income	$(34,746)	$4,121	$(38,867)	NM	$(32,495)	$18,485	$(50,980)	NM
Adjusted EBITDA:
Lindblad	$(22,986)	$13,270	$(36,256)	NM	$(12,911)	$34,200	$(47,111)	NM
Natural Habitat	(2,491)	(773)	(1,718)	NM	(1,988)	344	(2,332)	NM
Total adjusted EBITDA	$(25,477)	$12,497	$(37,974)	NM	$(14,899)	$34,544	$(49,443)	NM

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Available Guest Nights	-	53,983	51,624	112,652
Guest Nights Sold	-	48,216	46,050	101,829
Occupancy	-	89%	89%	90%
Maximum Guests	-	6,829	6,512	14,142
Number of Guests	-	6,269	5,564	12,801
Voyages	-	87	85	180

The following table shows the calculations of Gross Yield and Net Yield for the three and six months ended June 30, 2020 and 2019. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2020	2019	2020	2019
Guest ticket revenues	$(11)	$58,416	$60,351	$125,526
Other tour revenue	(11)	6,514	9,166	15,442
Tour Revenues	(22)	64,930	69,517	140,968
Less: Commissions	(1,835)	(4,908)	(7,262)	(10,759)
Less: Other tour expenses	(953)	(4,418)	(6,713)	(10,104)
Net Revenue	$(2,810)	$55,604	$55,542	$120,105
Available Guest Nights	-	53,983	51,624	112,652
Gross Yield	NM	$1,203	$1,347	$1,251
Net Yield	NM	1,030	1,076	1,066

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and six months ended June 30, 2020 and 2019:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2020	2019	2020	2019
Cost of tours	$12,182	$30,118	$47,702	$61,439
Plus: Selling and marketing	3,201	11,321	15,184	23,962
Plus: General and administrative	8,297	12,415	21,895	25,054
Gross Cruise Cost	23,680	53,854	84,781	110,455
Less: Commissions	(1,835)	(4,908)	(7,262)	(10,759)
Less: Other tour expenses	(953)	(4,418)	(6,713)	(10,104)
Net Cruise Cost	20,892	44,528	70,806	89,592
Less: Fuel Expense	(931)	(2,459)	(3,323)	(5,146)
Net Cruise Cost Excluding Fuel	19,961	42,069	67,483	84,446
Non-GAAP Adjustments:
Stock-based compensation	(703)	(1,001)	(1,601)	(1,754)
National Geographic fee amortization	-	(727)	(727)	(1,454)
Warrant exchange and debt refinancing costs	-	(466)	-	(466)
Other	(13)	-	(25)	(15)
Adjusted Net Cruise Cost Excluding Fuel	$19,245	$39,875	$65,130	$80,757
Adjusted Net Cruise Cost	$20,176	$42,334	$68,453	$85,903
Available Guest Nights	-	53,983	51,624	112,652
Gross Cruise Cost per Available Guest Night	NM	$998	$1,642	$980
Net Cruise Cost per Available Guest Night	NM	825	1,372	795
Net Cruise Cost Excluding Fuel per Available Guest Night	NM	779	1,307	750
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	NM	739	1,262	717
Adjusted Net Cruise Cost per Available Guest Night	NM	784	1,326	763

Comparison of Three and Six Months Ended June 30, 2020 to Three and Six Months Ended June 30, 2019

Tour Revenues

Tour revenues for the three months ended June 30, 2020 decreased $64.9 million, or 100%, to $0.0 million compared to $64.9 million for the three months ended June 30, 2019. The decrease was a result of rescheduling all expeditions due to COVID-19.

Tour revenues for the six months ended June 30, 2020 decreased $71.5 million, or 51%, to $69.5 million, compared to $141.0 million for the six months ended June 30, 2019. The decrease was primarily driven by cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income decreased $36.9 million to a loss of $31.6 million for the three months ended June 30, 2020 compared to $5.3 million operating income for the three months ended June 30, 2019. The decrease was primarily a result of rescheduling all expeditions due to COVID-19.

Operating income decreased $48.4 million to a loss of $29.5 million for the six months ended June 30, 2020, compared to operating income of $18.9 million for the six months ended June 30, 2019. The decrease was primarily driven by lower revenue from cancelled, disrupted and rescheduled voyages due to COVID-19 and costs associated with adding the National Geographic Endurance to the fleet in March 2020.

Results of Operations – Natural Habitat Segment

Comparison of Three and Six Months Ended June 30, 2020 to Three and Six Months Ended June 30, 2019

Tour Revenues

Tour revenues for the three months ended June 30, 2020 decreased $12.0 million, compared to $11.7 million for the three months ended June 30, 2019, as a result of rescheduled expeditions due to COVID-19.

 Tour revenues for the six months ended June 30, 2020 decreased $13.9 million, or 55%, to $11.5 million compared to $25.3 million for the six months ended June 30, 2019, due primarily to cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income for the three months ended June 30, 2020 decreased $1.9 million to a loss of $3.1 million compared to a $1.2 million loss for the three months ended June 30, 2019. The decrease was primarily a result of rescheduled expeditions due to COVID-19.

 Operating income for the six months ended June 30, 2020 decreased $2.6 million to a loss of $3.0 million compared to a $0.4 million loss for the six months ended June 30, 2019. The decrease was primarily a result of cancelled, disrupted and rescheduled expeditions due to COVID-19.

Adjusted EBITDA

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(39,923)	$851	$(42,394)	$15,930
Interest expense, net	4,179	3,188	7,234	6,176
Income tax (benefit) expense	(2,943)	553	(4,770)	(2,513)
Depreciation and amortization	8,553	6,182	15,243	12,370
Loss (gain) on foreign currency	3,879	(501)	7,322	(1,157)
Other expense	62	30	113	49
Stock-based compensation	703	1,001	1,601	1,754
National Geographic fee amortization	-	727	727	1,454
Warrant exchange and debt refinancing costs	-	466	-	466
Other	13	-	25	15
Adjusted EBITDA	$(25,477)	$12,497	$(14,899)	$34,544

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Operating (loss) income	$(31,641)	$5,302	$(29,452)	$18,943
Depreciation and amortization	7,939	5,774	14,188	11,568
Stock-based compensation	703	1,001	1,601	1,754
National Geographic fee amortization	-	727	727	1,454
Warrant exchange and debt refinancing costs	-	466	-	466
Other	13	-	25	15
Adjusted EBITDA	$(22,986)	$13,270	$(12,911)	$34,200

Natural Habitat Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Operating loss	$(3,105)	$(1,181)	$(3,043)	$(458)
Depreciation and amortization	614	408	1,055	802
Adjusted EBITDA	$(2,491)	$(773)	$(1,988)	$344

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing March 16, 2020 through September 30, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. The COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of June 30, 2020, we had approximately $412.3 million in long-term debt obligations, including the current portion of long-term debt. We estimate that our monthly cash usage while our vessels are not in operations is approximately $10-15 million, excluding guest payments for future travel and cash refunds requested on previously made guest payments. To date, the majority of guests on rescheduled voyages have requested future travel credits. Additionally, we continue to see deposits for future travel. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures. However, there can be no assurance that we will commence operating in the near term or if we do commence operations, that the level of initial demand will generate cash flows from operations will be available to fund future obligations. We are currently evaluating several additional strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction, if completed, will depend on market conditions. There can be no assurance that debt or equity financing will be available to us on favorable terms or at all.

Sources and Uses of Cash for the Six Months Ended June 30, 2020 and 2019

Net cash used by operating activities was $36.8 million in 2020 compared to $37.2 million provided by operations in 2019, primarily due to the rescheduling of expeditions due to COVID-19 pandemic.

Net cash used in investing activities was $152.0 million in 2020 compared to $42.3 million in 2019. The $109.7 million increase was primarily due to the final payment for the completion of the National Geographic Endurance, and a $30.6 million contracted installment payment for the National Geographic Resolution during the current year, partially offset by the $30.2 million initial down-payment for the National Geographic Resolution in the first quarter of 2019 and other capital expenditures.

Net cash provided by financing activities was $181.8 million in 2020 compared to net cash used in financing activities of $5.0 million in 2019. The $186.8 million increase in cash provided was primarily due to borrowing $107.7 million under the first senior secured credit agreement for the final contracted payment of the National Geographic Endurance, borrowing $30.6 million under the second senior secured credit agreement for contracted installment payment on the National Geographic Resolution, and a $45.0 million drawdown of our revolving credit facility.

Funding Sources

Debt Facilities

Revolving Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. During March 2020, we drew $45.0 million on our Revolving Facility, maturing March 2023. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR plus a spread of 3.25%, or 3.41% as of June 30, 2020, and the Revolving Facility bears interest at ICE LIBOR plus a spread of 3.00%, or 3.16% as of June 30, 2020. In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) made available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we took possession of the National Geographic Endurance and borrowed the $107.7 million under the Export Credit Agreement for the final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.31% for the period covered as of June 30, 2020.

Our senior secured credit agreement (the “Second Export Credit Agreement”) makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of Company’s new expedition ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.31% for the period covered as of June 30, 2020. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. In September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the second and third contracted payments, respectively, on the National Geographic Resolution.

The Company has also amended both its export credit agreements and term loan and revolving credit facilities.  During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.  On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants. As of June 30, 2020, we were in compliance with our covenants.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of June 30, 2020 and December 31, 2019, we had a working capital deficit of $36.7 million and $36.3 million, respectively. As of June 30, 2020 and December 31, 2019, we had $80.9 million and $101.6 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. During the three months ended June 30, 2020, we repurchased 8,517 shares of common stock for approximately $127,000. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The balance for the Repurchase Plan was $12.0 million as of June 30, 2020. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). In March 2019, we entered into foreign exchange forward contract hedges to lock in a purchase price of $153.5 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with 20% paid shortly after execution of the agreement, 20% in September 2019, 20% in April 2020, 10% due in April 2021 and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. In September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the contracted installment payments. The remaining purchase price of the vessel is expected to be funded through a combination of cash available on our balance sheet, our Second Export Credit Agreement and excess cash flows generated by our existing operations.

During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance and drew $45.0 million on our Revolver Facility. During April 2020, we drew $30.6 million under the Second Export Credit Agreement for a contracted installment payment on the National Geographic Resolution. During May 2020, we amended the maturity dates of the note payable and during June 2020, we amended the senior secured credit agreements. The additional borrowings and amendments created material changes in our future obligations from those reported in our 2019 Annual Report. The additional or amended related obligations as of June 30, 2020 are as follows:

(In thousands)	Total	Current	1-2 years	3-4 years	Thereafter
Export Credit Agreement	$107,695	$2,805	$22,436	$41,620	$40,834
Second Export Credit Agreement	30,644	-	-	-	30,644
Revolver	45,000	-	45,000	-	-
Note Payable	2,525	842	1,683	-	-

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

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of June 30, 2020, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2020 was $100.0 million. Based on our June 30, 2020 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

As of June 30, 2020, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the six months ended June 30, 2020, we recorded a loss of approximately $3.9 million in other comprehensive income related to these foreign exchange derivatives. The strengthening of the NOK at June 30, 2020 by a hypothetical 10%, would result in an approximately $6.0 million gain being recorded in other comprehensive income. The weakening of the NOK at June 30, 2020 by a hypothetical 10%, would result in an approximately $4.9 million loss being recorded in other comprehensive income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. We have protection and indemnity insurance that would be expected to cover any damages.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in our 2019 Annual Report filed on February 26, 2020, and those discussed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed on May 6, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2020.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. During the three months ended March 31, 2020, we repurchased 8,517 shares of common stock for approximately $127,000. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2020. In March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus.

No shares were repurchased under the Repurchase Plan during the three months ended June 30, 2020. The following table represents information with respect to shares of common stock repurchased under the Repurchase Plan as well as shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2020 (a)	39,269	$3.80	$-	$11,974,787
May 1 through May 31, 2020 (a)	8,600	7.75	-	11,974,787
June 1 through June 30, 2020 (a)	93	10.23	-	11,974,787
Total	47,962		$-

(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to each facility and certain covenants have been amended to be more restrictive.

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
10.1	Amendment No 2 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	Incorporated by reference	8-K	June 15, 2020
10.2	Amendment No 1 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	Incorporated by reference	8-K	June 15, 2020
10.3	Amendment No. 1 to the Third Amended and Restated Credit Agreement dated March 27, 2018, among Lindblad Expeditions, LLC and Lindblad Maritime Enterprises, Ltd. as borrowers, the Company, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Joint Bookrunners, Joint Lead Arrangers and Syndication Agents.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy extension schema document	Herewith
101.CAL	Inline XBRL Taxonomy extension calculation link base document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Link base	Herewith
101.LAB	Inline XBRL Taxonomy extension label link base document	Herewith
101.PRE	Inline XBRL Taxonomy extension presentation link base document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2020.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President