Form 10-Q
period 2020-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2020-10-30
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, 49,875,186 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$129,647	$101,579
Restricted cash	16,523	7,679
Marine operating supplies	5,913	6,299
Inventories	1,824	2,027
Prepaid expenses and other current assets	22,820	29,055
Total current assets	176,727	146,639

Property and equipment, net	488,048	357,790
Goodwill	22,105	22,105
Intangibles, net	5,212	6,396
Deferred tax asset	3,392	218
Right-to-use lease assets	5,349	6,105
Other long-term assets	7,971	9,405
Total assets	$708,804	$548,658

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$120,463	$138,825
Accounts payable and accrued expenses	31,811	38,231
Lease liabilities - current	1,436	1,335
Long-term debt - current	8,451	4,525
Total current liabilities	162,161	182,916

Long-term debt, less current portion	391,284	213,543
Deferred tax liabilities	-	4,491
Lease liabilities	4,321	5,029
Other long-term liabilities	401	3,317
Total liabilities	558,167	409,296

COMMITMENTS AND CONTINGENCIES

Series A redeemable convertible preferred stock, 165,000 and no shares authorized; 85,000 and no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	82,636	-
Redeemable noncontrolling interest	7,940	16,112

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 85,000 Series A shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,875,186 and 49,717,522 issued, 49,801,510 and 49,626,498 outstanding as of September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	47,662	46,271
Retained earnings	19,473	81,655
Accumulated other comprehensive loss	(7,079)	(4,681)
Total stockholders' equity	60,061	123,250
Total liabilities, stockholders' equity and redeemable noncontrolling interest	$708,804	$548,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Tour revenues	$1,019	$100,983	$81,991	$267,294

Operating expenses:
Cost of tours	8,075	48,294	62,988	124,831
General and administrative	9,145	15,266	36,170	47,615
Selling and marketing	2,128	15,531	18,413	42,100
Depreciation and amortization	8,485	6,233	23,728	18,603
Total operating expenses	27,833	85,324	141,299	233,149

Operating (loss) income	(26,814)	15,659	(59,308)	34,145

Other (expense) income:
Interest expense, net	(4,529)	(3,214)	(11,763)	(9,391)
Gain (loss) on foreign currency	989	(2,338)	(6,334)	(1,181)
Other expense	(74)	(30)	(188)	(79)
Total other expense	(3,614)	(5,582)	(18,285)	(10,651)

(Loss) income before income taxes	(30,428)	10,077	(77,593)	23,494
Income tax (benefit) expense	(2,893)	7,351	(7,664)	4,838

Net (loss) income	(27,535)	2,726	(69,929)	18,656
Net (loss) income attributable to noncontrolling interest	(156)	565	(956)	834
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	(27,379)	2,161	(68,973)	17,822
Non-cash deemed dividend to warrant holders	-	2,654	-	2,654

Net (loss) income available to stockholders	$(27,379)	$(493)	$(68,973)	$15,168

Weighted average shares outstanding
Basic	49,779,525	48,863,506	49,715,663	46,704,634
Diluted	49,779,525	48,863,506	49,715,663	49,091,370

Undistributed (loss) earnings per share available to stockholders
Basic	$(0.56)	$(0.01)	$(1.40)	$0.32
Diluted	$(0.56)	$(0.01)	$(1.40)	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(27,535)	$2,726	$(69,929)	$18,656
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss)	1,745	(7,393)	(7,724)	(8,654)
Reclassification adjustment, net of tax	-	1,624	5,326	1,624
Total other comprehensive income (loss)	1,745	(5,769)	(2,398)	(7,030)
Total comprehensive (loss) income	(25,790)	(3,043)	(72,327)	11,626
Less: comprehensive (loss) income attributive to non-controlling interest	(156)	565	(956)	834
Comprehensive (loss) income attributable to stockholders	$(25,634)	$(3,608)	$(71,371)	$10,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2020	49,822,955	$5	$47,394	$45,403	$(8,824)	$83,978
Stock-based compensation	-	-	310	-	-	310
Issuance of stock for equity compensation plans, net	52,231	-	(42)	-	-	(42)
Repurchase of shares and warrants	-	-	-	-	-	-
Other comprehensive income, net	-	-	-	-	1,745	1,745
Redeemable noncontrolling interest	-	-	-	1,874	-	1,874
Series A preferred stock dividend	-	-	-	(425)	-	(425)
Net loss available to stockholders	-	-	-	(27,379)	-	(27,379)
Balance as of September 30, 2020	49,875,186	$5	$47,662	$19,473	$(7,079)	$60,061

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2020	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	1,911	-	-	1,911
Issuance of stock for equity compensation plans, net	166,181	-	(393)	-	-	(393)
Repurchase of shares and warrants	(8,517)	-	(127)	-	-	(127)
Other comprehensive loss, net	-	-	-	-	(2,398)	(2,398)
Redeemable noncontrolling interest	-	-	-	7,216	-	7,216
Series A preferred stock dividend	-	-	-	(425)	-	(425)
Net loss available to stockholders	-	-	-	(68,973)	-	(68,973)
Balance as of September 30, 2020	49,875,186	$5	$47,662	$19,473	$(7,079)	$60,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2019	45,801,025	$5	$41,617	$90,832	$(1,932)	$130,522
Stock-based compensation	-	-	917	-	-	917
Issuance of stock for equity compensation plans, net	19,391	-	(95)	-	-	(95)
Warrants	3,895,651	-	2,938	(2,654)	-	284
Other comprehensive loss, net	-	-	-	-	(5,769)	(5,769)
Net income available to common stockholders	-	-	-	2,161	-	2,161
Balance as of September 30, 2019	49,716,067	$5	$45,377	$90,339	$(7,701)	$128,020

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	(671)	$116,044
Stock-based compensation	-	-	2,671	-	-	2,671
Issuance of stock for equity compensation plans, net	4,786	-	(1,778)	-	-	(1,778)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Warrants	3,898,251	-	2,968	(2,654)	-	314
Other comprehensive loss, net	-	-	-	-	(7,030)	(7,030)
Net income available to common stockholders	-	-	-	17,822	-	17,822
Balance as of September 30, 2019	49,716,067	$5	$45,377	$90,339	$(7,701)	$128,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(69,929)	$18,656
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	23,728	18,603
Amortization of National Geographic fee	727	2,181
Amortization of deferred financing costs and other, net	1,549	1,392
Amortization of right-to-use lease assets	149	217
Stock-based compensation	1,911	2,671
Deferred income taxes	(7,710)	4,177
Loss on foreign currency	6,334	1,181
Changes in operating assets and liabilities
Marine operating supplies and inventories	589	(620)
Prepaid expenses and other current assets	6,320	(2,780)
Unearned passenger revenues	(18,362)	1,116
Other long-term assets	698	(7,561)
Other long-term liabilities	(4,949)	4,530
Accounts payable and accrued expenses	(12,794)	(2,213)
Net cash (used in) provided by operating activities	(71,739)	41,550

Cash Flows From Investing Activities
Purchases of property and equipment	(152,791)	(76,720)
Net cash used in investing activities	(152,791)	(76,720)

Cash Flows From Financing Activities
Proceeds from long-term debt	183,339	30,476
Proceeds from Series A preferred stock issuance	85,000	-
Repayments of long-term debt	(1,500)	(1,500)
Payment of deferred financing costs	(4,877)	(2,340)
Repurchase under stock-based compensation plans and related tax impacts	(393)	(1,778)
Repurchase of warrants and common stock	(127)	(23)
Warrants exercised	-	314
Net cash provided by financing activities	261,442	25,149
Net increase (decrease) in cash, cash equivalents and restricted cash	36,912	(10,021)
Cash, cash equivalents and restricted cash at beginning of period	109,258	122,151

Cash, cash equivalents and restricted cash at end of period	$146,170	$112,130

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$12,418	$10,651
Income taxes	$650	$1,893
Non-cash investing and financing activities:
Additional paid-in capital exercise proceeds of option shares	$-	$225
Additional paid-in capital exchange proceeds used for option shares	$-	$(225)
Non-cash deemed dividend to warrant holders	$-	$2,654

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

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2019 Annual Report, with the exception of those noted below.

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock is accounted for as equity instruments, presented on the condensed consolidated balance sheets in the temporary equity section. The redemption or conversion of the preferred stock into shares of the Company’s common stock is not solely controlled by the Company. At the six-year anniversary of the issuance, the holders have the right to require the Company to repurchase their redeemable convertible preferred stock. The redeemable convertible preferred stock is convertible into the Company’s common stock (i) any time at the holder’s election, (ii) at the six-year anniversary of the issuance of those shares not redeemed at the request of the holder, or (iii) after the third anniversary of the issuance by the Company under certain circumstances.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company has suspended or rescheduled the majority of its expeditions departing March 16, 2020 through December 31, 2020 and has rescheduled its 2020-2021 Antarctica season. The Company has been working with guests to amend travel plans and refund payments, as applicable. The Company’s ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, the Company closed its offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

The Company moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. The Company is employing a variety of cost reduction and cash preservation measures, while accessing available capital under its existing debt facilities and through the issuance of preferred stock, while exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

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

Bookings Trends

The Company was off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of its originally projected guest ticket revenues for the year. Since that point, the Company has experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. As of October 26, 2020, Lindblad segment bookings for travel in 2020 are now 74% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages. The Company has substantial advanced bookings for travel in 2021 and despite increased cancellations for travel in the first quarter of 2021, total bookings for 2021 are 4% ahead of bookings for 2019 as of the same date in 2018 and only 12% below the same date a year ago for 2020. For the last nine months of 2021 bookings are 12% ahead of the bookings for the same period in 2020 as of the same date a year ago. The Company continues to see new bookings for future travel including over $44.0 million since March 1, 2020, and it is receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, the Company is providing future travel credits with incremental value or full refunds, as applicable, to its fully paid guests. As of October 26, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of September 30, 2020, the Company had $129.6 million in unrestricted cash and $16.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 the Company drew down $45.0 million under its revolving credit facility as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under its first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. During April 2020, the Company drew down $30.6 million under its second export credit agreement in conjunction with its third installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During May 2020, the Company amended its $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due in  June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During August 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to the term loan and revolving credit facilities and certain covenants have been amended to be more restrictive.

During August 2020, the Company raised $85.0 million in gross proceeds through the private placement issuance of 85,000 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), that carries a 6.0% annual dividend, which is payable in kind for two years and thereafter in cash or in-kind at the Company’s option. The Preferred Stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-trading volume weighted average price on the date of issuance. The holders may request redemption of the Preferred Stock at the six-year anniversary of the issuance.

As of September 30, 2020, the Company had a total debt position of $412.2 million and was in compliance with all of its debt covenants in effect. The Company has no material debt maturities until 2023.

The Company estimates its monthly cash usage while its vessels are not in operations to be approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments. The Company continues to evaluate additional strategies to enhance its liquidity position which may include, but are not limited to, further reductions in operating expenses, capital expenditures and administrative costs as well as additional financings.

In April 2020, the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company subsequently returned the funds received from this loan and, as a result, made additional adjustments to its cost structure.

The Company has not previously experienced a complete cessation of its operations and, as a consequence, its ability to predict the impact of such cessation on its costs and future prospects is limited. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of the COVID-19 virus on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect the Company’s current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and its current forecast, which assumes rescheduled operations during 2020 with a ramp up in operations throughout 2021, the Company believes that its liquidity should be adequate to meet its obligations for the next 12 months from October 29, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

The Company already has a robust set of operating protocols and, in preparation for the resumption of operations, has been proactively working in close cooperation with various medical policy experts and public health authorities to further augment its procedures and protocols for health and safety onboard its vessels to mitigate the potential impacts of the COVID-19 virus. These protocols encompass, but are not limited to, medical care, screening, testing, social distancing, personal protective equipment, and sanitization during all aspects of an expedition.

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

Valuation of Goodwill

In accordance with ASC 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2020 with no indication of goodwill impairment.

Valuation of Long-lived Assets

The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. The Company performed an undiscounted cash flow analysis of its long-lived assets for potential impairment as of September 30, 2020, and based on the analysis, it was determined that there was no impairment to the Company's long-lived assets.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this Update address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this Update reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and address convertible instruments with conversion features, as well as other items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, early adoption is permitted for fiscal years beginning after December 15, 2020, and must be adopted at the beginning of an entities’ fiscal year. The Company will adopt this ASU as required and is currently reviewing the impacts this ASU will have on its financial statements.

NOTE 2 – EARNINGS PER SHARE

Earnings per Common Share

Earnings per common share is computed using the two-class method related to its Preferred Stock. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred shares based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and previously outstanding warrants, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted EPS calculation.

For the three and nine months ended September 30, 2020 and 2019, the Company calculated earnings (loss) per share as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
(In thousands, except share and per share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	$(27,379)	$2,161	$(68,973)	$17,822
Series A redeemable convertible preferred stock dividend	425	-	425	-
Non-cash deemed dividend to warrant holders	-	2,654	-	2,654
Undistributed (loss) earnings available to stockholders	$(27,804)	$(493)	$(69,398)	$15,168

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	49,779,525	48,863,506	49,715,663	46,704,634
Dilutive potential common shares	-	-	-	252,279
Dilutive potential options	-	-	-	66,105
Dilutive potential redeemable convertible preferred shares	-	-	-	-
Dilutive potential warrants	-	-	-	2,068,352
Total weighted average shares outstanding, diluted	49,779,525	48,863,506	49,715,663	49,091,370

Undistributed (loss) earnings per share available to stockholders
Basic	$(0.56)	$(0.01)	$(1.40)	$0.32
Diluted	$(0.56)	$(0.01)	$(1.40)	$0.31

For the three and nine months ended September 30, 2020, the Company incurred a net loss from operations, therefore 0.3 million restricted shares, 0.2 million options and 8.9 million common shares issuable upon the conversion of the Preferred Stock as of September 30, 2020, were excluded from dilutive potential common shares for the periods as they are anti-dilutive, and basic and diluted net loss per share are the same for the periods. For the three months ended September 30, 2019, the Company incurred a net loss available to common stockholders, therefore 0.6 million restricted shares and 0.2 million options were excluded from dilutive potential common shares for the period as they are anti-dilutive, and basic and diluted net loss per share are the same for the period. For the nine months ended September 30, 2019, 0.1 million restricted shares were excluded from dilutive potential common shares as performance conditions have not been met.

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

Contract Liabilities
(In thousands)	(unaudited)
Balance as of January 1, 2020	$72,051
Recognized in tour revenues during the period	(68,182)
Additional contract liabilities in period	88,689
Balance as of September 30, 2020	$92,558

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Guest ticket revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Direct	32%	48%	41%	44%
National Geographic	0%	14%	18%	16%
Agencies	26%	21%	24%	23%
Affinity	6%	10%	6%	8%
Guest ticket revenue	64%	93%	89%	91%
Other tour revenue	36%	7%	11%	9%
Tour revenues	100%	100%	100%	100%

NOTE 4 – FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of September 30,
	2020	2019
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$129,647	$104,135
Restricted cash	16,523	7,995
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$146,170	$112,130

Restricted cash consist of the following:

	As of September 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$14,264	$6,104
Certificates of deposit and other restricted securities	1,290	1,575
Credit card processor reserves	969	-
Total restricted cash	$16,523	$7,679

The Company’s prepaid expenses and other current assets consist of the following:

	As of September 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Prepaid tour expenses	$13,223	$15,630
Prepaid air expense	3,361	4,415
Prepaid marketing, commissions and other expenses	2,159	4,026
Prepaid client insurance	2,085	3,064
Prepaid corporate insurance	1,433	1,376
Prepaid port agent fees	415	491
Prepaid income taxes	144	53
Total prepaid expenses	$22,820	$29,055

The Company’s accounts payable and accrued expenses consist of the following:

	As of September 30, 2020	As of December 31, 2019
(In thousands)	(unaudited)
Accounts payable	$8,192	$14,633
Foreign currency forward contract liability	6,909	1,300
Accrued other expense	5,996	8,348
Employee liability	3,958	3,712
Refunds and commissions payable	2,697	1,873
Bonus compensation liability	2,697	5,322
Travel certificate liability	870	888
Accrued travel insurance expense	270	477
Royalty payable	222	1,075
Income tax liabilities	-	603
Total accounts payable and accrued expenses	$31,811	$38,231

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended September 30, 2020. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the nine months ended September 30, 2020. The roll-forward of the loan receivable balance is as follows:

Loan Receivable
(In thousands)	(unaudited)
Balance as of January 1, 2020	$4,084
Accrued interest	122
Amortization of deferred costs	(20)
Balance as of September 30, 2020	$4,186

NOTE 5 – LONG-TERM DEBT

	As of September 30, 2020			As of December 31, 2019
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$2,525	$-	$2,525	$2,525	$-	$2,525
Revolving Facility	45,000	(379)	44,621	-	-	-
Credit Facility	195,868	(7,957)	187,911	197,000	(9,704)	187,296
1st Senior Secured Credit Agreement	107,695	(1,834)	105,861	-	-	-
2nd Senior Secured Credit Agreement	61,120	(2,303)	58,817	30,476	(2,229)	28,247
Total long-term debt	412,208	(12,473)	399,735	230,001	(11,933)	218,068
Less current portion	(8,451)	-	(8,451)	(4,525)	-	(4,525)
Total long-term debt, non-current	$403,757	$(12,473)	$391,284	$225,476	$(11,933)	$213,543

For the three and nine months ended September 30, 2020, deferred financing costs charged to interest expense were $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2019, deferred financing costs charged to interest expense was $0.5 million and $1.4 million, respectively.

The Company has amended its export credit agreements, term loan and revolving credit facilities. During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due  June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.

On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to the term loan and revolving credit facilities and certain covenants have been amended to be more restrictive.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), providing for a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. The Term Facility, as amended, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a floor of 0.75%, plus a spread of 4.50%, for an aggregated rate of 5.25% as of September 30, 2020. During March 2020, the Company drew $45.0 million against the Revolving Facility as a reserve for general corporate purposes and other expense needs due to the uncertainty related to the COVID-19 pandemic. Borrowings under the Revolving Facility mature  March 2023 and, as amended, bear interest at an adjusted ICE Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 3.00%, for an aggregated rate of 3.75% as of September 30, 2020.

Export Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, which made available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National Geographic Endurance and borrowed $107.7 million under the Export Credit Agreement for final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, for an aggregated rate of 3.25% over the borrowing period covering September 30, 2020.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Citibank, N.A., London Branch and Eksportkreditt Norge AS. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. 30% of the borrowing will mature over five years from the final drawdown, and 70% of the borrowing will mature over twelve years from the final drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. In September 2019 and April 2020, the Company drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution.

The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.23% over the borrowing period covering September 30, 2020. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

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

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, minimum liquidity, limits on additional indebtedness and limits on certain investments. The net leverage ratios covenants of the Company’s credit agreements have been suspended or waived through June 2021. As of September 30, 2020, the Company was in compliance with its covenants.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective for the period ended September 30, 2020. The Company reclassified $5.3 million from other comprehensive income (loss) to earnings for the nine months ended September 30, 2020 due to the maturity of a cash flow hedge and the hedged item. The Company estimates that approximately $6.9 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of September 30, 2020:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	93,868

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$6,909	$-	$4,459
Interest rate cap (b)	-	-	138	-
Total	$-	$6,909	$138	$4,459
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$31	$640	$459	$70
Total	$31	$640	$459	$70
__________
(a)	Recorded in accounts payable and accrued expenses, and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

 Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Derivative instruments designated as cash flow hedging instruments:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Foreign exchange forward (a)	$(1,745)	$(7,094)	$2,261	$(8,066)
Interest rate cap (b)	-	(298)	137	(587)

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	989	(715)	(1,008)	442
Total	$(756)	$(8,107)	$1,390	$(8,211)

(a)

For the three and nine months ended  September 30, 2020, a $1.7 million gain and a $7.6 million loss, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity, and for the nine months ended September 30, 2020, $5.3 million was recognized as a loss on foreign currency in the condensed consolidated statements of income. For the three and nine months ended September 30, 2019, $1.6 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and $5.5 million and $6.4 million, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and nine months ended  September 30, 2020, a gain of $1.0 million and a loss of $1.0 million was recognized in gain (loss) on foreign currency. During the three and nine months ended September 30, 2019, a loss of $0.7 million and a gain of $0.4 million, respectively, was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price.

For the three and nine months ended September 30, 2020, the Company recorded $0.4 million in accrued dividends for Preferred Stock.

The Preferred Stock deferred issuance costs was approximately $2.8 million as of September 30, 2020.

As of September 30, 2020, the Preferred Stock could be converted at the option of the holders into approximately 8.9 million shares of the Company’s common stock.

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. Since March 2020, the Repurchase Plan has been suspended due to the uncertain impact of the COVID-19 virus. Prior to its suspension, the Company had repurchased 8,517 shares of common stock for approximately $127,000 during 2020. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million since plan inception. All repurchases were made using cash resources. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2020.

NOTE 8 – STOCK-BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to directors and key employees, and as of September 30, 2020, approximately 1.0 million shares were available to be granted.

As of September 30, 2020 and December 31, 2019, options to purchase an aggregate of 200,000 shares of the Company’s common stock, with a weighted average exercise price of $9.47, were outstanding. All 200,000 options were exercisable as of September 30, 2020.

The Company recorded stock-based compensation expense of $0.3 million and $1.9 million during the three and nine months ended  September 30, 2020, respectively, and $0.9 million and $2.7 million during the three and nine months ended September 30, 2019, respectively.

2020 Long-Term Incentive Compensation

During the nine months ended September 30, 2020, the Company granted 186,515 restricted stock units ("RSUs") with a weighted average grant price of $6.07. The RSUs will vest, depending on the grant, either on the first anniversary of the grant date or in equal installments over a three-year period, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of the Company's common stock on the date of the award.

During the nine months ended September 30, 2020, the Company granted 55,048 restricted shares with a weighted average grant price of $8.26. The restricted shares will vest on the first anniversary of the grant date, subject to the recipient's continued service or employment with the Company on the applicable vesting date.

During the nine months ended September 30, 2020, the Company awarded 86,783 targeted performance stock units ("PSUs") with a weighted average grant price of $5.42. The PSUs are performance-vesting equity incentive awards that will be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of shares were determined based upon the closing price of our common stock on the date of the award. The PSUs granted during the nine months ended September 30, 2020 represented 50% of the 2020 long-term incentive compensation PSU awards. Due to the circumstances related to the impact of the COVID-19 virus, the compensation committee of the Company's Board of Directors initially approved the deferral of a portion of the PSU awards and during September 2020, awarded market share units in lieu of the remainder of the PSU grants.

On September 30, 2020, the Company awarded 98,030 market performance share units (“MSUs”) with a weighted average grant price of $8.51. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2022. The number of shares that will eventually be earned and vest may be more or less then the number of MSUs that are awarded, depending on the Company's common stock price. The MSUs will vest 50% on March 31, 2022 and 50% on March 31, 2023.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In May 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. The promissory note was amended during May 2020. See Note 5 – Long-term Debt for more information.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2020, and December 31, 2019, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and nine months ended September 30, 2020 and 2019, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three and nine months ended September 30, 2020 was a benefit of 9.5% and 9.9%, respectively, versus an expense of 72.9% and 20.6% for the three and nine months ended September 30, 2019, respectively, primarily due to the timing of losses in the first quarter and the expected amount of losses for the full year 2020 due to the impact of COVID-19 on the Company's operations.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Fleet Expansion

In February 2019, the Company entered into an agreement, which was amended in December 2019, with Ulstein Verft, to construct a second polar ice class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. In March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the second polar ice class vessel of $153.5 million, subject to potential contract specification adjustments. The purchase price is due in installments, with 20% paid shortly after execution of the agreement, 20% paid in September 2019, 20% paid in April 2020 and 10% due in April 2021. The final 30% is due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021.

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and nine months ended September 30, 2020 was $0.0 million and $1.3 million, respectively, and for the three and nine months ended September 30, 2019, was $1.7 million and $4.8 million, respectively.

The royalty balances outstanding to National Geographic as of September 30, 2020 and December 31, 2019 were $0.0 million and $2.2 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2020 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2020 (three months)	$2,168
2021	9,435
2022	1,850
Total	$13,453

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

The following is a rollforward of redeemable non-controlling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
(In thousands)	2020	2019	2020	2019
Beginning balance	$9,970	$6,771	$16,112	$6,502
Net income attributable to noncontrolling interest	(156)	565	(956)	834
Fair value adjustment of put option	(1,874)	-	(7,216)	-
Ending balance	$7,940	$7,336	$7,940	$7,336

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and nine months ended September 30, 2020 and 2019, operating results were as follows:

	For the three months ended September 30,					For the nine months ended September 30,
	2020	2019	Change		%	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)				(unaudited)	(unaudited)
Tour revenues:
Lindblad	$16	$76,581	$(76,565)	NM		$69,533	$217,549	$(148,016)	(68%)
Natural Habitat	1,003	24,402	(23,399)	NM		12,458	49,745	(37,287)	(75%)
Total tour revenues	$1,019	$100,983	$(99,964)	NM		$81,991	$267,294	$(185,303)	(69%)
Operating (loss) income:
Lindblad	$(24,835)	$12,570	$(37,405)	NM		$(54,287)	$31,514	$(85,801)	NM
Natural Habitat	(1,979)	3,089	(5,068)	NM		(5,021)	2,631	(7,652)	NM
Total operating (loss) income	$(26,814)	$15,659	$(42,473)	NM		$(59,308)	$34,145	$(93,453)	NM

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,				For the nine months ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
(In thousands)	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Depreciation and amortization:
Lindblad	$7,888	$5,812	$2,076	36%	$22,075	$17,380	$4,695	27%
Natural Habitat	597	421	176	42%	1,653	1,223	430	35%
Total depreciation and amortization	$8,485	$6,233	$2,252	36%	$23,728	$18,603	$5,125	28%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of September 30, 2020	As of December 31, 2019
Total Assets:	(unaudited)
Lindblad	$637,913	$471,499
Natural Habitat	70,891	77,159
Total assets	$708,804	$548,658

Intangibles, net:
Lindblad	$2,781	$3,325
Natural Habitat	2,431	3,071
Total intangibles, net	$5,212	$6,396

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

For the three and nine months ended September 30, 2020, there were $0.0 million and $2.2 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively. For the three and nine months ended September 30, 2019 there were $1.3 million and $3.8 million in intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation, respectively.

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

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we have suspended or rescheduled the majority of our expeditions departing March 16, 2020 through December 31, 2020 and have rescheduled our 2020-2021 Antarctica season. We have been working with guests to amend travel plans and refund payments, as applicable. Our ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, we closed our offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance our liquidity position. We are employing a variety of cost reduction and cash preservation measures, while accessing available capital under our existing debt facilities and through the issuance of preferred stock, while exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

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

Bookings Trends

We were off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of our originally projected guest ticket revenues for the year. Since that point, we have experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. As of October 26, 2020, Lindblad segment bookings for travel in 2020 are now 74% below the same point a year ago for 2019 due primarily to the cancelled and rescheduled voyages. We have substantial advanced bookings for travel in 2021 and despite increased cancellations for travel in the first quarter of 2021, total bookings for 2021 are 4% ahead of bookings for 2019 as of the same date in 2018 and only 12% below the same date a year ago for 2020.  For the last nine months of 2021 bookings are 12% ahead of the bookings for the same period in 2020 as of the same date a year ago. We continue to see new bookings for future travel including over $44.0 million since March 1, 2020, and we are receiving deposits and final payments for future travel.

For 2020 voyages that have been cancelled or rescheduled, we are providing future travel credits with incremental value or full refunds, as applicable, to our fully paid guests. As of October 26, 2020, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of September 30, 2020, we had $129.6 million in unrestricted cash and $16.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 we drew down $45.0 million under our revolving credit facility as a precautionary measure for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under our first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. During April 2020, we drew down $30.6 million under our second export credit agreement in conjunction with the third installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During May 2020, we amended our $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment of due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due in June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to the term loan and revolving credit facilities and certain covenants have been amended to be more restrictive.

During August 2020, we raised $85.0 million in gross proceeds through the private placement issuance of 85,000 shares of Series A Redeemable Convertible Preferred Stock, that carries a 6.0% annual dividend, which is payable in kind for two years and thereafter in cash or in-kind at the Company’s option. The redeemable convertible preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-trading volume weighted average price on the date of issuance. The holders may request redemption of the Preferred Stock at the six-year anniversary of the issuance.

As of September 30, 2020, we had a total debt position of $412.2 million and were in compliance with all of our debt covenants currently in effect. We have no material debt maturities until 2023.

We estimate our monthly cash usage while our vessels are not in operations to be approximately $10-15 million including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments. We continue to evaluate additional strategies to enhance our liquidity position which may include, but are not limited to, further reductions in operating expenses, capital expenditures and administrative costs as well as additional financings.

In April 2020, we received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. We subsequently returned the funds received from this loan and, as a result, have made additional adjustments to our cost structure.

We have not previously experienced a complete cessation of our operations and, as a consequence, our ability to predict the impact of such cessation on our costs and future prospects is limited. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect our current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and our current forecast, which assumes rescheduled operations during 2020 with a ramp up in operations throughout 2021, we believe that our liquidity should be adequate to meet our obligations for the next 12 months from October 29, 2020, the date of this Quarterly Report on Form 10-Q.

Return to Operations

We already have a robust set of operating protocols and, in preparation for the resumption of operations, have been proactively working in close cooperation with various medical policy experts and public health authorities to further augment our procedures and protocols for health and safety onboard our vessels to mitigate the potential impacts of the COVID-19 virus. These protocols encompass, but are not limited to, medical care, screening, testing, social distancing, personal protective equipment, and sanitization during all aspects of an expedition.

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

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2020 and 2019;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2020	2019	Change	%	2020	2019	Change	%
Tour revenues	$1,019	$100,983	$(99,964)	NM	$81,991	$267,294	$(185,303)	(69%)

Cost of tours	8,075	48,294	(40,219)	(83)%	62,988	124,831	(61,843)	(50%)
General and administrative	9,145	15,266	(6,121)	(40)%	36,170	47,615	(11,445)	(24%)
Selling and marketing	2,128	15,531	(13,403)	(86)%	18,413	42,100	(23,687)	(56%)
Depreciation and amortization	8,485	6,233	2,252	36%	23,728	18,603	5,125	28%
Operating (loss) income	$(26,814)	$15,659	$(42,473)	NM	$(59,308)	$34,145	$(93,453)	NM
Net (loss) income	$(27,535)	$2,726	$(30,261)	NM	$(69,929)	$18,656	$(88,585)	NM
Undistributed (loss) earnings per share available to stockholders
Basic	$(0.56)	$(0.01)	$(0.55)		$(1.40)	$0.32	$(1.72)
Diluted	$(0.56)	$(0.01)	$(0.55)		$(1.40)	$0.31	$(1.71)

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019 - Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2020 decreased $100.0 million, or 99%, compared to the same period in 2019 as a result of rescheduling nearly all expeditions due to COVID-19.

Tour revenues for the nine months ended September 30, 2020 decreased $185.3 million, or 69%, to $82.0 million, compared to $267.3 million for the nine months ended September 30, 2019. The Lindblad segment tour revenues decreased by $148.0 million, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19. At the Natural Habitat segment, tour revenues decreased $37.3 million over the prior year period, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19.

Cost of Tours

Total cost of tours for the three months ended September 30, 2020 decreased $40.2 million, or 83%, to $8.1 million compared to $48.3 million for the three months ended September 30, 2019. At the Lindblad segment, cost of tours decreased $25.5 million, primarily related to rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Natural Habitat segment, cost of tours decreased $14.7 million due to rescheduled trips directly related to COVID-19.

Total cost of tours for the nine months ended September 30, 2020 decreased $61.8 million, or 50%, to $63.0 million, compared to $124.8 million for the nine months ended September 30, 2019. At the Lindblad segment, cost of tours decreased $39.2 million, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up, and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Natural Habitat segment, cost of tours decreased $22.6 million, primarily due to cancelled, disrupted and rescheduled trips directly related to COVID-19.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 decreased $6.1 million, or 40%, to $9.1 million compared to $15.3 million for the three months ended September 30, 2019. At the Lindblad segment, general and administrative expenses decreased $3.6 million over the prior year period primarily due to reduced credit card commissions and personnel costs related to the disruption of operations due to COVID-19. At the Natural Habitat segment, general and administrative expenses decreased $2.5 million, primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

General and administrative expenses for the nine months ended September 30, 2020 decreased $11.4 million, or 24%, to $36.2 million, compared to $47.6 million for the nine months ended September 30, 2019. At the Lindblad segment, general and administrative expenses decreased $6.8 million primarily due to reduced personnel costs and credit card commissions related to the disruption of operations due to COVID-19. At the Natural Habitat segment, general and administrative expenses decreased $4.6 million, primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2020 decreased $13.4 million, or 86%, to $2.1 million compared to $15.5 million for the three months ended September 30, 2019. At the Lindblad segment, selling and marketing expenses decreased $12.1 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Natural Habitat segment, selling and marketing expenses decreased $1.3 million, primarily driven by a decrease in advertising expenditures.

 Selling and marketing expenses for the nine months ended September 30, 2020 decreased $23.7 million, or 56%, to $18.4 million, compared to $42.1 million for the nine months ended September 30, 2019. At the Lindblad segment, selling and marketing expenses decreased $20.9 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Natural Habitat segment, selling and marketing expenses decreased $2.8 million, primarily driven by a decrease in advertising expenditures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2020 increased $2.3 million, or 36%, to $8.5 million, compared to $6.2 million for the three months ended September 30, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Depreciation and amortization expenses for the nine months ended September 30, 2020 increased $5.1 million, or 28%, to $23.7 million, compared to $18.6 million for the nine months ended September 30, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Other Expense

Other expenses, for the three months ended September 30, 2020, decreased $2.0 million to $3.6 million from $5.6 million for the three months ended September 30, 2019, primarily due to the following:

●

A $1.0 million gain in foreign currency translation in 2020, related to the strengthening of the U.S dollar primarily in relation to the Canadian dollar, South African Rand and British Pound Sterling, compared to a $2.3 million loss in 2019, primarily due to a loss of $1.6 million loss on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution.

●

A $1.3 million increase in interest expense, net to $4.5 million in 2020 primarily due to increased borrowings related to our new vessel builds, the draw down under the revolving credit facility during the first quarter and increased rates under the term loan and revolving credit facilities.

Other expenses, for the nine months ended September 30, 2020, increased $7.6 million to $18.3 million from $10.7 million for the nine months ended September 30, 2019, primarily due to the following:

●

A $6.3 million loss in foreign currency translation in 2020 due primarily to a loss of $5.3 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution, compared to a $1.2 million loss in 2019, primarily due to a loss of $1.6 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution.

●

A $2.4 million increase in interest expense, net to $11.8 million in 2020, primarily due to increased borrowings related to our new vessel builds, the draw down under the revolving credit facility during the first quarter and an increase in rates under the term loan and revolving credit facilities.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,					For the nine months ended September 30,
(In thousands)	2020	2019	Change		%	2020	2019	Change	%
Tour revenues:
Lindblad	$16	$76,581	$(76,565)	NM		$69,533	$217,549	$(148,016)	(68%)
Natural Habitat	1,003	24,402	(23,399)	NM		12,458	49,745	(37,287)	(75%)
Total tour revenues	$1,019	$100,983	$(99,964)	NM		$81,991	$267,294	$(185,303)	(69%)
Operating (loss) income:
Lindblad	$(24,835)	$12,570	$(37,405)	NM		$(54,287)	$31,514	$(85,801)	NM
Natural Habitat	(1,979)	3,089	(5,068)	NM		(5,021)	2,631	(7,652)	NM
Total operating (loss) income	$(26,814)	$15,659	$(42,473)	NM		$(59,308)	$34,145	$(93,453)	NM
Adjusted EBITDA:
Lindblad	$(16,088)	$20,600	$(36,688)	NM		$(29,001)	$54,802	$(83,803)	NM
Natural Habitat	(1,382)	3,510	(4,892)	NM		(3,368)	3,854	(7,222)	NM
Total adjusted EBITDA	$(17,470)	$24,110	$(41,580)	NM		$(32,369)	$58,656	$(91,025)	NM

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Available Guest Nights	-	63,386	51,624	176,038
Guest Nights Sold	-	59,682	46,050	161,511
Occupancy	-	94%	89%	92%
Maximum Guests	-	7,721	6,512	21,863
Number of Guests	-	7,294	5,564	20,095
Voyages	-	98	85	278

The following table shows the calculations of Gross Yield and Net Yield for the three and nine months ended September 30, 2020 and 2019. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield)	2020	2019	2020	2019
Guest ticket revenues	$-	$70,319	$60,351	$195,845
Other tour revenue	16	6,262	9,182	21,704
Tour Revenues	16	76,581	69,533	217,549
Less: Commissions	(818)	(5,716)	(8,080)	(16,475)
Less: Other tour expenses	(308)	(4,051)	(7,021)	(14,155)
Net Revenue	$(1,110)	$66,814	$54,432	$186,919
Available Guest Nights	-	63,386	51,624	176,038
Gross Yield	NM	$1,208	$1,347	$1,236
Net Yield	NM	1,054	1,054	1,062

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three and nine months ended September 30, 2020 and 2019:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2020	2019	2020	2019
Cost of tours	$7,534	$33,031	$55,237	$94,470
Plus: Selling and marketing	1,678	13,804	16,862	37,767
Plus: General and administrative	7,751	11,364	29,646	36,416
Gross Cruise Cost	16,963	58,199	101,745	168,653
Less: Commissions	(818)	(5,716)	(8,080)	(16,475)
Less: Other tour expenses	(308)	(4,051)	(7,021)	(14,155)
Net Cruise Cost	15,837	48,432	86,644	138,023
Less: Fuel Expense	(1,026)	(2,251)	(4,350)	(7,397)
Net Cruise Cost Excluding Fuel	14,811	46,181	82,294	130,626
Non-GAAP Adjustments:
Stock-based compensation	(310)	(917)	(1,911)	(2,671)
National Geographic fee amortization	-	(727)	(727)	(2,181)
Warrant exchange and debt refinancing costs	(438)	(504)	(438)	(970)
Other	(111)	(70)	(135)	(86)
Adjusted Net Cruise Cost Excluding Fuel	$13,952	$43,963	$79,083	$124,718
Adjusted Net Cruise Cost	$14,978	$46,214	$83,433	$132,115
Available Guest Nights	-	63,386	51,624	176,038
Gross Cruise Cost per Available Guest Night	NM	$918	$1,971	$958
Net Cruise Cost per Available Guest Night	NM	764	1,678	784
Net Cruise Cost Excluding Fuel per Available Guest Night	NM	729	1,594	742
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	NM	694	1,532	708
Adjusted Net Cruise Cost per Available Guest Night	NM	729	1,616	750

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Tour Revenues

Tour revenues for the three months ended September 30, 2020 decreased $76.6 million, or 100%, to $0.0 million compared to $76.6 million for the three months ended September 30, 2019. The decrease was a result of rescheduling all expeditions due to COVID-19.

Tour revenues for the nine months ended September 30, 2020 decreased $148.0 million, or 68%, to $69.5 million, compared to $217.5 million for the nine months ended September 30, 2019. The decrease was primarily driven by cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income decreased $37.4 million to a loss of $24.8 million for the three months ended September 30, 2020, compared to $12.6 million operating income for the three months ended September 30, 2019. The decrease was primarily a result of rescheduling all expeditions due to COVID-19.

Operating income decreased $85.8 million to a loss of $54.3 million for the nine months ended September 30, 2020, compared to operating income of $31.5 million for the nine months ended September 30, 2019. The decrease was primarily driven by lower revenue from cancelled, disrupted and rescheduled voyages due to COVID-19 and costs associated with adding the National Geographic Endurance to the fleet in March 2020.

Results of Operations – Natural Habitat Segment

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Tour Revenues

Tour revenues for the three months ended September 30, 2020 decreased $23.4 million, compared to $24.4 million for the three months ended September 30, 2019, as a result of cancelled and rescheduled expeditions due to COVID-19.

 Tour revenues for the nine months ended September 30, 2020 decreased $37.3 million, or 75%, to $12.4 million compared to $49.7 million for the nine months ended September 30, 2019, due primarily to cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income for the three months ended September 30, 2020 decreased $5.1 million to a loss of $2.0 million compared to income of $3.1 million for the three months ended September 30, 2019. The decrease was primarily a result of cancelled and rescheduled expeditions due to COVID-19.

 Operating income for the nine months ended September 30, 2020 decreased $7.6 million to a loss of $5.0 million compared to income of $2.6 million for the nine months ended September 30, 2019. The decrease was primarily a result of cancelled, disrupted and rescheduled expeditions due to COVID-19.

Adjusted EBITDA

The following table outlines the reconciliation to net income and calculation of consolidated Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(27,535)	$2,726	$(69,929)	$18,656
Interest expense, net	4,529	3,214	11,763	9,391
Income tax (benefit) expense	(2,893)	7,351	(7,664)	4,838
Depreciation and amortization	8,485	6,233	23,728	18,603
(Gain) loss on foreign currency	(989)	2,338	6,334	1,181
Other expense	74	30	188	79
Stock-based compensation	310	917	1,911	2,671
National Geographic fee amortization	-	727	727	2,181
Warrant exchange and financing costs	438	504	438	970
Other	111	70	135	86
Adjusted EBITDA	$(17,470)	$24,110	$(32,369)	$58,656

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Operating (loss) income	$(24,835)	$12,570	$(54,287)	$31,514
Depreciation and amortization	7,888	5,812	22,075	17,380
Stock-based compensation	310	917	1,911	2,671
National Geographic fee amortization	-	727	727	2,181
Warrant exchange and financing costs	438	504	438	970
Other	111	70	135	86
Adjusted EBITDA	$(16,088)	$20,600	$(29,001)	$54,802

Natural Habitat Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Operating loss	$(1,979)	$3,089	$(5,021)	$2,631
Depreciation and amortization	597	421	1,653	1,223
Adjusted EBITDA	$(1,382)	$3,510	$(3,368)	$3,854

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing March 16, 2020 through November 30, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. The COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of September 30, 2020, we had approximately $412.2 million in long-term debt obligations, including the current portion of long-term debt. We estimate that our monthly cash usage while our vessels are not in operations is approximately $10-15 million, excluding guest payments for future travel and cash refunds requested on previously made guest payments. To date, the majority of guests on rescheduled voyages have requested future travel credits. Additionally, we continue to see deposits for future travel. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures. However, there can be no assurance that we will commence operating in the near term or if we do commence operations, that the level of initial demand will generate cash flows from operations will be sufficient enough to fund future obligations. We are continuing to evaluate additional strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional financing from both the public and private markets through the issuance of equity and/or debt. The timing and structure of any transaction, if completed, will depend on market conditions. There can be no assurance that debt or equity financing will be available to us on favorable terms or at all.

Sources and Uses of Cash for the Nine Months Ended September 30, 2020 and 2019

Net cash used by operating activities was $71.7 million in 2020 compared to $41.6 million provided by operations in 2019, primarily due to the rescheduling of expeditions due to COVID-19 pandemic.

Net cash used in investing activities was $152.8 million in 2020 compared to $76.7 million in 2019. The $76.1 million increase was primarily due to the final payment for the completion of the National Geographic Endurance, and a $30.6 million contracted installment payment for the National Geographic Resolution during the current year, partially offset by the $30.2 million initial down-payment for the National Geographic Resolution in the first quarter of 2019 and other capital expenditures.

Net cash provided by financing activities was $261.4 million in 2020 compared to $25.1 million in 2019. The $236.3 million increase in cash provided was primarily due to borrowing $107.7 million under the first senior secured credit agreement for the final contracted payment of the National Geographic Endurance, $85.0 million generated from the issuance of Preferred Stock, borrowing $30.6 million under the second senior secured credit agreement for a contracted installment payment on the National Geographic Resolution and a $45.0 million drawdown of our revolving credit facility, partially offset by the 2019 borrowing of $30.5 million under the second senior secured credit agreement for a contracted installment payment on the National Geographic Resolution.

Funding Sources

Debt Facilities

Revolving Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. During March 2020, we drew $45.0 million on our Revolving Facility, maturing March 2023. The Term Facility bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 4.50%, or 5.25% as of September 30, 2020, and the Revolving Facility bears interest at ICE LIBOR, with a minimum of 0.75%, plus a spread of 3.00%, or 3.75% as of September 30, 2020. In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) made available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we took possession of the National Geographic Endurance and borrowed the $107.7 million under the Export Credit Agreement for the final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.25% for the period covered as of September 30, 2020.

Our senior secured credit agreement (the “Second Export Credit Agreement”) makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of Company’s new expedition ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.23% for the period covered as of September 30, 2020. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. In September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the second and third contracted payments, respectively, on the National Geographic Resolution.

During June 2020, we amended our export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.

On August 7, 2020, we amended our term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to our term loan and revolving credit facilities and certain covenants have been amended to be more restrictive.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants. As of September 30, 2020, we were in compliance with our covenants.

Equity

Preferred Stock

On August 31, 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of September 30, 2020 and December 31, 2019, we had working capital of $14.6 million and a working capital deficit of $36.3 million, respectively. As of September 30, 2020 and December 31, 2019, we had $129.6 million and $101.6 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus. Prior to its suspension, we repurchased 8,517 shares of common stock for approximately $127,000 during 2020. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2020.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million Norwegian Kroner (NOK). In March 2019, we entered into foreign exchange forward contract hedges to lock in a purchase price of $153.5 million, including hedging costs. The purchase price is subject to potential adjustments from contract specifications for variations in speed, deadweight, fuel consumption and delivery date. The purchase price is due in installments, with 20% paid shortly after execution of the agreement, 20% paid in September 2019 and 20% paid in April 2020, with a future payment of 10% due in April 2021 and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. In September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the contracted installment payments. The remaining purchase price of the vessel is expected to be funded through a combination of cash available on our balance sheet, our Second Export Credit Agreement and excess cash flows generated by our existing operations.

During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance and drew $45.0 million on our Revolver Facility. During April 2020, we drew $30.6 million under the Second Export Credit Agreement for a contracted installment payment on the National Geographic Resolution. During May 2020, we amended the maturity dates of the note payable and during June 2020, we amended the senior secured credit agreements. The additional borrowings and amendments created material changes in our future obligations from those reported in our 2019 Annual Report. The additional or amended related obligations as of September 30, 2020 are as follows:

(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Export Credit Agreement	$107,695	$5,609	$22,436	$38,815	$40,835
Second Export Credit Agreement	30,644	-	-	-	30,644
Revolver	45,000	-	45,000	-	-
Note Payable	2,525	842	1,683	-	-

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

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements. As of September 30, 2020, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2020 was $100.0 million. Based on our September 30, 2020 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

As of September 30, 2020, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the nine months ended September 30, 2020, we recorded a loss of approximately $2.3 million in other comprehensive income related to these foreign exchange derivatives. The strengthening of the NOK at September 30, 2020 by a hypothetical 10%, would result in an approximately $6.1 million gain being recorded in other comprehensive income. The weakening of the NOK at September 30, 2020 by a hypothetical 10%, would result in an approximately $5.0 million loss being recorded in other comprehensive income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Recent Sales by the Company of Unregistered Securities

On August 31, 2020, we issued and sold 85,000 shares of Preferred Stock at $1,000 per share, for $85.0 million in gross proceeds. See Note 7 to the Condensed Consolidated Financial Statements for more information about the Preferred Stock.  The offer and sale of the shares of Preferred Stock were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

There were no other unregistered sales of equity securities during the quarter ended September 30, 2020.

Repurchases of Securities

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. Since March 2020, the Repurchase Plan has been suspended due to the uncertain impact of the COVID-19 virus. Prior to its suspension, the Company repurchased 8,517 shares of common stock for approximately $127,000 during 2020. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million since plan inception. All repurchases were made using cash resources. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2020.

No shares were repurchased under the Repurchase Plan during the three months ended September 30, 2020. The following table represents information with respect to shares of common stock repurchased under the Repurchase Plan as well as shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2020 (a)	189	$8.16	$-	$11,974,787
August 1 through August 31, 2020 (a)	144	8.54	-	11,974,787
September 1 through September 30, 2020 (a)	3,397	11.64	-	11,974,787
Total	3,730		$-

________
(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other information

Not applicable.

Item 6.	exhibits

Number	Description	Included	Form	Filing Date
3.1	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party Hereto.	Incorporated by reference	8-K	August 31, 2020
4.1	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	Incorporated by reference	8-K	August 31, 2020
10.1	Amendment No 2 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	Incorporated by reference	8-K	June 15, 2020
10.2	Amendment No 1 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	Incorporated by reference	8-K	June 15, 2020
10.3	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	Incorporated by reference	8-K	August 27, 2020
10.4	Form of Market Stock Unit Award Agreement.	Incorporated by reference	8-K	October 5, 2020
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2020.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President