Form 10-K
period 2020-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2021-03-12
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $234.8 million based on the closing sales price of $7.72 on the NASDAQ Capital Market.

As of February 28, 2021, there were 49,906,428 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2020

Table of Contents

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

Overview

Lindblad provides expedition sailing and adventure travel experiences, fostering a spirit of exploration and discovery, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Our expedition ships are customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing us to offer up-close experiences in the planet’s wild and remote places, as well as places of authentic culture and civilization. Many of these expeditions involve travel to remote places with limited infrastructure and ports (such as Antarctica and the Arctic), including places that are best accessed by a ship (such as the Galápagos, the Alaskan coast and Baja California’s Sea of Cortez), and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. In addition to our sea-based expeditions, we offer land-based, conservation-focused expeditions across the globe from the Arctic to Zimbabwe primarily through our Natural Habitat, Inc. (“Natural Habitat”) subsidiary.

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

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that benefit wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries that include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best. Because of Natural Habitat’s commitment to environmentally friendly travel, including becoming the world’s first carbon-neutral travel company in 2007, and the exceptional quality of our worldwide adventures, World Wildlife Fund (“WWF”) has selected Natural Habitat as their exclusive conservation travel partner. Through Natural Habitat’s relationship with WWF, their top scientists and staff collaborate with Natural Habitat in planning journeys to the world’s most important nature destinations.

Impact of COVID-19 on Operations

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of our expeditions departing March 16, 2020 through May 31, 2021. We have been working with guests to amend travel plans and refund payments, as applicable. Our ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, we closed our offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems. We moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance our liquidity position, and ended 2020 with $187.5 million cash and cash equivalents on our balance sheet, excluding restricted cash. We are also employing a variety of cost reduction and cash preservation measures, while accessing available capital under our existing debt facilities, through additional borrowings and through the issuance of preferred stock.

The spread of the COVID-19 virus and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact our access to various embarkation, disembarkation and expedition destinations.

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

Our Global COVID-19 Policy team meets daily to assess the latest in testing, vaccination and global response to COVID-19. This team, in conjunction with numerous external experts, is building upon our existing robust protocols to further enhance the safety of our operations in the future. These protocols include a thorough review of our Heating, Ventilation and Air Conditioning systems, testing protocols for guests and crew, enhanced sanitation of all spaces and other changes necessary to return to operation. This group meets regularly with local authorities and health experts to create a comprehensive path towards reactivation.

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

Lindblad Expeditions Ships

We currently operate a fleet of nine owned expedition vessels, with our tenth, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. These ships, along with five seasonal chartered ships to provide our signature marine-based adventures to over 40 destinations on six continents, offering itineraries that last from four to 35 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape, observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps. The multiple public spaces on each vessel permits the ability to social distance during this current time of COVID-19.

We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos throughout the year. We operate three polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We also operate four ships in Alaska during the summer months that travel south along the North American coastline to the Sea of Cortez, Guatemala, Costa Rica and Panama for the winter. In addition, we charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cambodia and Vietnam, and Egypt.

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

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Endeavour II	2005, renovated in 2016	95	50	Galápagos	Ecuador
National Geographic Endurance	2020	126	69	Arctic, Antarctic, Greenland, Iceland, Northeast Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe, the British Isles and Patagonia/South America	Bahamas
National Geographic Islander	1995	47	24	Galápagos	Ecuador
National Geographic Orion	2003	102	53	Asia, Bering Sea and the South Pacific	Bahamas
National Geographic Quest	2017	96	50	Alaska, California Coast, Canada, the Pacific Northwest, Columbia, Costa Rica and Panama	U.S.A.
National Geographic Resolution	Scheduled delivery in Q4 2021	126	69	Arctic, Antarctica, Greenland, Iceland and Norway	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Venture	2018	96	50	Alaska, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	44	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

_____

* Chartered Vessel

New Passenger Vessels Under Construction

Our newest vessel, the National Geographic Resolution, is scheduled to join the fleet in the fourth quarter of 2021 and will accommodate 126 guests in 69 cabins. The ship will include 53 cabins with balconies, and all cabins will be equipped with expedition command centers with tablets and TVs, allowing guests to view presentations from their cabins. The National Geographic Resolution is a next-generation expedition ship, purpose-built for polar navigation, fully stabilized, highly strengthened, ice-class Polar Code PC5 (Category A) vessel that is designed to navigate polar passages year-round, and safely explore uncharted waters, while providing exceptional comfort. The ship will feature an X-BOW® design providing an extremely smooth ride even in adverse conditions and will contain a full suite of expedition tools. The variety of public areas will include two restaurants, one with 270º views of the surrounding ocean and landscape, and an observation lounge with state-of-the art facilities for presentations.

Competitive Strengths

Our management team believes the following characteristics of our business model will enable us to successfully execute our strategy:

Strong Track Record, Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, our President and Chief Executive Officer, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. The following year, he led the first traveler’s expedition to Galapagos. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world.

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

As a pioneer in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we earned during 2020 are as follows:

●	Conde Nast Traveler 2020 Readers Choice Awards: Top Small Cruise Lines

●	Travel + Leisure World’s Best Small Ship Cruise Lines

●	USA TODAY 10Best: Readers Choice Finalist, Natural Habitat Adventures Best Adventure Travel Company

●	Recommend Readers’ Choice Awards: Best Cruise Lines – Expedition, Silver Award

●	TravelAge West Wave Awards: Best Expedition Cruise Lines (ocean-going)

●	AFAR Travelers Awards 2020: Travelers Choice Finalist, Natural Habitat Adventures Best Wildlife Encounters and Best Photography Expeditions

●	AFAR Travelers Awards 2020: #1 Expedition Cruise

Our 2019 Awards included:
●	Cruise Critic 2019 Cruisers’ Choice Destination Awards: Top Small Ship Cruise Line in Alaska

●	Travel Weekly Gold Magellan Awards: Best Expedition Cruise Itinerary

●	Travel + Leisure World’s Best: Top Small-Ship Ocean Cruise Lines

●	USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Travel Company

●	USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Cruise Lines

●	Global Traveler Magazine’s Wherever Family Awards – Best Family Friendly Travel Provider of the Year

●	Ensemble Travel Purpose Awards: Caring for Community, Environment and Protecting Local Heritage

●	PURE Life Experiences: Transformative Travel Award: Natural Habitat Adventures World’s First Zero Waste Adventure

●	Outdoor Magazine: Best Trips of 2019: Natural Habitat Adventures Seven-Day Yellowstone Safari

●	AFAR 2019 World’s Best Trips: Best Wildlife Encounters: Natural Habitat Adventures

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

Natural Habitat offers over 100 different expedition itineraries of primarily land-based nature adventures in more than 45 countries spanning all seven continents. Natural Habitat expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Their expeditions average nine guests with itineraries running from six to 17 days, with an average of 10 days.

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

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with the National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in education, exploration, research, storytelling, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic Partners reaches hundreds of millions of people around the world through a wide range of media, including print, TV, digital and social media platforms. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Through this alliance, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance, which includes all of the Americas, is set forth in an Alliance and License Agreement and a Tour Operator Agreement with terms until December 31, 2025 (that may be terminated early by National Geographic in certain instances).

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

Partnership with World Wildlife Fund

Natural Habitat has partnered with WWF, since 2003, to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name, logo and select mailing list through 2023 in return for a royalty fee.

Business and Growth Strategies

The following are the key components of our business strategy:

Deliver Exceptional Guest Experiences

Our chief guiding principle throughout the organization is to ensure that everything adds value to the guest experience. This applies to every step of the process from the first engagement with a potential guest, through the booking process and travel preparations, the actual expedition, whether onboard the vessel or off on explorations, and once back at home.

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

High Visibility and Differentiated Revenue Management Strategy

Our business model generally allows us to generate consistent free cash flow with high revenue visibility. Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial notice, we begin to market our expeditions approximately 12 to 24 months in advance of the departure date. Guests book their trips, on average, nine months prior to travel date, paying a deposit at booking, providing us significant visibility into future revenue and a source of cash flow. Final payment is due 60 to 120 days prior to the date of travel, dependent upon the selected expedition.

Unlike the large cruise line operators that serve the broader market, our product offering is inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in driving participation through discounting and do not generally pursue such strategies. Instead, we focus on voyage enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is industry convention to base 100% occupancy on two persons per cabin, we may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market. However, we have achieved strong occupancy rates for the Lindblad segment in the last three years (based on two persons per cabin), operating at 89%, 91% and 91% occupancy rate for the years ended December 31, 2020, 2019 and 2018, respectively. The occupancy rate for 2020 has been skewed by the effects the COVID-19 pandemic had on our ability to operate expeditions.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. Net yield per available guest night is a frequently referenced metric in the cruise industry and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. Our net yield per available guest night was $1,048, $1,051 and $1,044 in 2020, 2019 and 2018, respectively with the net yield per available guest night for 2020 skewed by the impact of the COVID-19 pandemic. Our net yield per available guest night has been significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

Our brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, which is evidenced by our high levels of repeat guests. Historically, approximately 40% of guests booked through our U.S. office have been past guests. We have closely aligned our marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the LEX-NG Fund. In the past, we have organized high-level meetings in the Arctic, Antarctic, Galápagos and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality marine based adventure vacation experiences.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. In addition, we routinely feed content to National Geographic’s social media platforms, which extend the reach of our brand significantly.

Disciplined Expansion

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring travel experiences such as expedition cruising. This has led to strong growth in the specialty cruise segment and we believe these trends will continue following the COVID-19 pandemic. We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators. We currently have a polar ice-class vessel, the National Geographic Resolution, under construction and scheduled for delivery in the fourth quarter of 2021. We took delivery of a polar ice-class vessel, the National Geographic Endurance, during March 2020, and launched two new coastal vessels, the National Geographic Quest in 2017 and the National Geographic Venture in 2018. In 2016, we acquired an 80.1% ownership in Natural Habitat. We believe that we have the financial flexibility to pursue additional growth opportunities subject to, among other factors, our ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities.

Additionally, we believe that our platform is well positioned to opportunistically seek accretive purchases of operators that lack scale and capital, further extending our growth prospects. Following year-end, the Company further expanded its platform of high-quality experiential travel offerings through the acquisition of majority stakes in Off the Beaten Path, LLC, a leading land-based travel operator specializing in authentic national park experiences, and DuVine Cycling & Adventure LLC, a leading international luxury cycling and adventure company focused on exceptional food and wine experiences, thoughtfully designed itineraries and top quality gear and support. Similar to the Company’s acquisition of Natural Habitat, these businesses are strong compliments to our existing product offerings, and we will leverage our experience and resources to accelerate their growth and capitalize on the growing demand for authentic and immersive adventure travel.

Operations

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

Sales and Marketing

We place a strong emphasis on identifying the needs of our guests and creating expedition opportunities and products that our guests value. We use communication strategies and marketing campaigns designed to strengthen brand awareness and to emphasize the distinctive qualities of each expedition we offer. Marketing strategies include the use of direct marketing, mail and email; digital media, including search, social media and programmatic ad buying; traditional media; brand websites; and travel agencies and other strategic third-party distribution partners.

We source our business through a combination of direct selling, travel agency networks and our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, the majority of our guests have been from the United States. Expedition cruise guests sourced from the U.S. represented approximately 91% of our total global expedition cruise guests’ ticket revenue in 2020 and 91% in 2019 and 90% in 2018.

Our largest channel for expedition cruise guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or requesting a reservation online at our website. The direct channel represented approximately 39% of expedition cruise guest ticket revenues for 2020, which was skewed by the COVID-19 pandemic, and 40% for 2019 and 2018.

We also generate significant bookings from travel agents and wholesalers, representing approximately 30% for the year ended 2020, which was skewed by the COVID-19 pandemic, and 28% for the years ended 2019 and 2018, for expedition cruises guest ticket revenue. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a significant channel for bookings. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 24%, 24% and 26% of expedition cruise guest ticket revenues for 2020, which was skewed by the COVID-19 pandemic, 2019 and 2018, respectively. As part of this relationship, our owned vessels carry the National Geographic name.

The remainder of our expedition cruise bookings, 7% of guest ticket revenues for 2020, which was skewed by the COVID-19 pandemic, 8% for 2019 and 6% for 2018, respectively, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels. Our detailed brochures present our expedition offerings comprehensively, providing guests with all the information needed to make an informed travel decision. We execute direct mail campaigns with the primary purpose of generating qualified leads, upon which we will fulfill requests with the appropriate product brochure and/or digital media. We also invest significantly in digital media as part of our guest acquisition efforts with particular focus in paid search, paid social media, and programmatic video and display advertising.

We operate two websites, www.expeditions.com for our Lindblad expedition cruise offerings and www.nathab.com for our Natural Habitat nature adventures. Both websites are supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. Consumers are directed to key areas on either www.expeditions.com or www.nathab.com through weekly emails, direct mail, social media, PR, and advertising. We also routinely offer webinars to offer greater insights into our expeditions, hosted by members of the expedition teams with intimate knowledge of the geographies featured. In 2019, our www.nathab.com site was redesigned to provide an enhanced user experience with improved video integration and easier, more intuitive page and trip navigation. In addition, it is anticipated that www.expeditions.com will launch a fully redesigned website during 2021, that will fit any device or screen and feature enhanced functionality such as real-time cabin availability, e-commerce capability, enhanced personalization, enriched design and content to better reflect the expedition experience, and improved organic search.

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

Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (LEX-NG Fund)

We seek to inspire people to explore and care about the planet. One of Lindblad’s guiding principles is to positively impact the areas we explore and in which we work. To this end, we, along with the National Geographic Society, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to support projects to understand and protect our world’s oceans, restore critical marine and coastal habitats, and foster environmental stewardship in the regions visited by our fleet, and beyond. Together with our guests, we have granted $14.9 million to a variety of projects supporting the regions we visit since the Fund was established in 2008. In addition, 500,000 shares of Lindblad common stock were contributed to the LEX-NG Fund by the founders of Capitol Acquisition Corp. II in connection with the merger with Lindblad Expeditions, Inc., to support the regions that we visit. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. In 2020, the LEX-NG Fund issued eight unique grants to eight regional partners in five key regions, while also supporting three major National Geographic Society conservation, education and research initiatives: Pristine Seas, Grosvenor Teacher Fellowship and Early Career Grants. The Fund also continued support for a Galapagos-focused project started in 2019. All of these 2020 activities were supported with an aggregate amount of approximately $1.5 million. The majority of funds were donated by guests traveling aboard our fleet. The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board is currently comprised of five members, including Sven-Olof Lindblad, our founder, President and Chief Executive Officer, Valerie Craig, Interim Chief Science and Innovation Officer at the National Geographic Society and Alex Moen, Vice President, Explorer Programs at the National Geographic Society.

Environmental Stewardship

Our staff is involved in organizations such as the International Association of Antarctic Tour Operators and the Association of Arctic Expedition Cruise Operators, which seek to lead the tourism industry with management best practices for visiting places such as Antarctica, the Arctic and the Galápagos Islands. Our staff also works with several organizations to promote sustainable seafood programs where possible, including (i) the Monterey Bay Aquarium Seafood Watch program, whose scientific-based standards guide seafood producers, industry leaders, organizations, and governments around the globe to improve their fishing practices, (ii) a co-op in the Galápagos Islands committed to ocean conservation and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem. We also work with the Charles Darwin Research Station and Charles Darwin Foundation on conservation initiatives geared toward preserving the Galápagos Islands. In 2018, we announced the elimination of guest-facing single-use plastics fleet-wide, and in 2019 we announced our decision to become a carbon neutral company.

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

Ship Repair and Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our expedition ships is taken out of service for a scheduled deeper maintenance period to conduct repairs and improvements. We maintain our fleet in accordance with applicable regulations, international conventions and insurance requirements. This includes regularly scheduled maintenance, periodic inspections, drydocking, wetdocking and overhaul. In addition, renovations and replacements of various vessel elements are part of the ongoing process of maintaining the vessels to a high standard of reliability, safety and comfort.

For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks. Drydock interval and required inspections are statutory requirements controlled under chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and Classification Society rules. Under these requirements, passenger ships must be inspected in drydock twice in five years, with the maximum duration between each drydock inspection not to exceed three years, and an underwater hull inspection is required annually. To the extent practicable each ship’s crew and hotel staff remain with the ship during docking periods and assist in performing repair and maintenance work. Dockings are typically planned during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service.

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

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This includes coverage for physical damage to the ship, which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. We also maintain protection and indemnity war risk coverage. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks, as well as business interruption insurance for our owned ships based on the evaluation of the financial exposure per vessel for profitability. In addition, we maintain workers’ compensation, directors’ and officers’ liability and other insurance coverage.

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

Ship based travel is on the rise as 40 million passengers are estimated to cruise annually over the next 10 years, per Cruise Industry News. The adventure tourism market is valued to grow by 277% from 2018 to 2026, as forecasted by ReportLinker. Despite this anticipated growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market following the COVID-19 pandemic.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families, but affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. We believe that our small ship expedition offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. Based on the U.S. Census Bureau’s 2020 National Projections, the age group of 50 years and older numbered approximately 120 million individuals in 2020, or approximately 36% of the U.S. population, and is expected to grow to approximately 126 million in 2025. According to a Cruise Lines International Association-member (“CLIA”) report, 51% of all cruise passengers in 2018 were 50 years or older.

High Barriers to Entry

The cruise industry in general, and the adventure travel and specialty cruise industries specifically, are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of several well-established and recognizable brands and the time and personal relationships required to develop strong networks of experts to lead and support expeditions. Additionally, there are large investments required to build new, sophisticated ships, long lead times necessary to construct new ships and limited newbuild shipyard capacity. Operators must also develop strong travel agent network partnerships, as well as acquire local permits or licenses required to operate in a diverse range of geographies.

Competition

We compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Silversea Expeditions, Quark Expeditions, Compagnie du Ponant, Hurtigruten and UnCruise Adventures. We expect our competition in the specialty cruise business to continue to increase in future years as the expedition cruising market continues to grow.

For our land-based expeditions, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Overseas Adventure Travel and Mountain Travel Sobek.

We also compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for guests’ leisure time.

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. Our owned ships are registered in the U.S., the Bahamas or Ecuador, as applicable. These countries are signatories to the International Maritime Organization safety, security and environmental instruments and policy. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with international treaties and by the United States Public Health Service, Centers for Disease Control and Prevention for sanitary and health conditions. Ships are also subject to similar inspections pursuant to the laws and regulations of various other countries visited. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally.

From time to time, various regulatory and legislative changes may be adopted that could impact operations and subject us to increasing compliance costs in the future including potential new guidelines and requirements addressing COVID-19 precautions.

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

Consumer Financial Responsibility Regulations

U.S. law requires the operators of passenger vessels embarking passengers at U.S. ports to be certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our operation of the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest, National Geographic Venture and the U.S. embarking expeditions of the National Geographic Orion and the National Geographic Endurance through an escrow account for passenger deposits and through our liability insurers.

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

Local Regulations

Our ability to follow our planned itinerary for any expedition cruise may be affected by a number of factors, including local government regulations and restrictions and other restrictions on access, including access to protected or preserved areas, including national parks.

Human Capital Resources and Management

As of December 31, 2020, we had approximately 415 employees, including approximately 210 shipboard employees, and approximately 195 full-time and ten part-time employees in our shoreside operations. Some of our employees in Ecuador are represented by a collective bargaining agreement. Unfortunately, the COVID-19 pandemic forced us to suspend travel operations and furlough the majority of vessel crew as well as a portion of our shoreside and office personnel. Health and other benefits have continued to be provided to our furloughed employees. As we work towards restarting operations during 2021, we are reengaging furloughed team members and plan to bring back our furloughed employees, as appropriate, in preparation for resuming operations.

The safety, health and wellness of our employees is a top priority. The Company promotes the health and wellness of its employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition our office staff to remote locations to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We look for enthusiastic team members who are accomplished in their field, excellent communicators, good leaders, and have a passion for travel. One of our guiding principles is to ensure that everything adds value to the guest experience and our office personnel and expedition and marine teams work diligently to ensure that our guests receive exceptional experiences and service. It is our daily interactions with guests that help them appreciate the history and natural history of each location, find inspiration, adventure and have a once in a lifetime experience. This guiding principle also furthers employee retention by honoring the value of employee service and actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits that aid in retention of our top-performing employees. We align base and variable pay with the external market, to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market. We provide a variety of benefits including but not limited to healthcare coverage, 401(k) retirement savings and travel opportunities on our expeditions for free or at reduced cost. As of December 31, 2020, approximately 29% of our current staff had been with us for ten years or more.

Fluctuations may occur within our workforce due to seasonality, expedition itineraries and the number of vessels in operation. We try to manage our attrition, approving the replacement of key positions that we believe are critical to sustaining improved business performance and guest satisfaction. We also analyze departure data so we can continually improve upon the employee experience. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies and the identification of potential successors.

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

In 2021, we acquired Off the Beaten Path, based in Boseman, Montana, and DuVine Cycling and Adventure

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

Some of these risks include:

●	Restrictions or extended restrictions, on expedition travel, have materially adversely affected our business and could materially adversely affect our financial condition and liquidity.

●

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which may impact our ability to obtain acceptable financing to fund the necessary cash needed for operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows and liquidity.

●	Adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel and adversely impact our operating results, cash flows and financial condition.

●

Incidents or adverse publicity concerning the cruise industry, the expedition travel industry or the travel industry in general, terrorist attacks, war, travel restrictions, pandemics or other disruptions could affect our reputation as well as have a negative impact on our sales and results of operations.

●	Delays or cost overruns in building new vessels, including the failure to deliver new vessels, or the financial difficulties of the shipyard building a vessel could have negative impact on us.

●	Failure to maintain our partnership with National Geographic could adversely affect our results of operations.

●	Our debt could adversely affect our financial health and operating flexibility.

●	Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

●	Compliance with existing or changing laws and regulations could adversely affect our business.

●	Our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Risks Related to the COVID-19 Pandemic

Restrictions or extended restrictions, on expedition travel in general, have materially adversely affected our business and could materially adversely affect our financial condition and liquidity.

There can be no assurance when travel restrictions may be lifted, and such restrictions may extend in whole or in part beyond current government guidance or into next year. Any cases of COVID-19 on one of our vessels when we are able to resume sailing could result in a subsequent suspension of travel or limit our ability to disembark guests from our vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will continue to have travel restrictions in place which would impact our ability to sail scheduled itineraries. In addition, even following the ease of travel restrictions, there is no assurance that guests will immediately recommence travel to prior levels. The current travel restrictions have materially adversely impacted our business and operations and prolonged travel restrictions or lower guest demand would have a material adverse impact on our results of operations, financial condition and liquidity.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which may impact our ability to obtain acceptable financing to fund the necessary cash needed for operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows and liquidity.

The spread of the COVID-19 virus and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We have voluntary suspended and rescheduled, as applicable, all of our expedition operations and such pause may be required to be extended. In addition, we have been and will continue to be further negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact our access to various destinations.

We will continue to incur COVID-19 related costs as we implement additional health and hygiene-related protocols. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations.

We cannot predict with certainty when any of our ships will begin expedition sailings again and embarkation and disembarkation locations will reopen to our ships. Additionally, once travel advisories and restrictions are lifted, demand for expedition travel may remain weak for a significant length of time, and we cannot predict if and when we will return to previously expected levels of occupancy. Our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 virus. In addition, we cannot predict the impact COVID-19 will have on our partners, such as shipyards for new builds, travel agencies, suppliers and other vendors, and on our land-based travel subsidiaries, Natural Habitat, Off the Beaten Path and DuVine.

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our expeditionary travel offerings has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing. Current economic forecasts for significant increases in unemployment in the U.S. and other regions is likely to have a negative impact on demand for our expeditions once our sailings resume, and these impacts could exist for an extensive period of time.

Risks Related to Our Business and Operations

Adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel and adversely impact our operating results, cash flows and financial condition.

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic and geopolitical conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Uncertain economic conditions also impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. Demand for our expeditions may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, health pandemics and other events can decrease consumer demand and result in reduced pricing for expeditions in areas affected by such conditions.

Incidents or adverse publicity concerning the cruise industry, the expedition travel industry or the travel industry in general, terrorist attacks, war, travel restrictions, pandemics or other disruptions could affect our reputation as well as have a negative impact on our sales and results of operations.

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

Events such as terrorist and pirate attacks, war and other hostilities and the resulting political instability, travel restrictions, such as travel bans to and from certain geographical areas and heightened regulations around customs and border control, the spread of contagious diseases, such as COVID-19 or other viruses, and other related concerns over the safety, health and security aspects of traveling, or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business. In addition, adverse publicity from incidents at sea or in remote locations, even when not involving any of our ships or travel offerings, may discourage prospective travelers from taking an expedition-style trip.

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

Delays or cost overruns in building new vessels, including the failure to deliver new vessels, or the financial difficulties of the shipyard building a vessel could have a negative impact on us.

We are currently in the process of building a new polar ice-class vessel. Building new vessels is subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

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

Significant delays, cost overruns and failure to timely deliver a new vessel we have committed to service our guests could adversely affect us in several ways, including delaying the implementation of our business strategies, materially increasing our cost of servicing our commitments to our guests or resulting in the cancellation of scheduled expeditions, which have occurred in the past. In addition, there are a limited number of shipyards with the capability and capacity to build our new ships and, accordingly, increased demand for available new construction slots could impact our ability to construct new ships when and as planned and/or result in stronger bargaining power on the part of the shipyards. We are also at risk of a shipyard experiencing financial difficulty during the process of a new-build, which would subject us to the risk of a shipyard ceasing operations or filing for bankruptcy before delivering a vessel to us, which could substantially delay any new-build and could have a material adverse impact on our business.

We must make substantial capital expenditures to maintain and/or expand our fleet and we may not be able to obtain sufficient financing or capital on favorable terms or at all.

We must make substantial capital expenditures to maintain our fleet in good working order. Maintenance capital expenditures include those associated with dry docking a vessel or modifying an existing vessel. These expenditures could increase as a result of changes in the cost of labor and materials; customer requirements; increases in our fleet size or the cost of replacement vessels; governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels dry docked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

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

Traditionally certain ports and destinations are facing a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers.

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

Our efforts to expand our business into new markets, complete acquisitions or realize the anticipated benefits thereof may not be successful.

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

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market, and is widely used as a reference for setting the interest rate on loans globally. Our Third Amended and Restated Credit Agreement, and our senior secured credit agreements each contain variable interest rates referenced to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by June 30, 2022. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short term repurchase agreements - the Secured Overnight Financing Rate. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after June 30, 2022 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

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

We are implementing new reservations and CRM systems to modernize and improve current capabilities. The new systems are intended to combine enterprise resource planning solutions, machine learning and custom-built applications to address, among other areas, account management, billing and customer service. The new systems also intend to improve functionality and information flow, help generate higher revenues and increase automation in servicing our customers through the use of artificial intelligence.

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

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on the effectiveness of our internal control over financial reporting in our annual reports, and annually our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and report information on a timely basis.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report. While we have initiated remediation measures to address the identified material weakness, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment as well as to continue to train, retain and manage our personnel who are essential to effective internal controls. If we are unable to successfully complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations, potential penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

Risks Related to Our Debt

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

Any circumstance or event that leads to a decrease in consumer cruise and land-based travel spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry or the travel industry, could negatively affect our operating cash flows. Although we expect that we will have sufficient cash flows from operations following the end of the COVID-19 pandemic and expect we will have sufficient access to capital to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace outstanding debt and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the condition of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

Our Third Amended and Restated Credit Agreement (“Amended Credit Agreement”), as amended, and our senior secured credit agreements (the “Export Credit Agreement” and the “Second Export Credit Agreement”), as amended, contain certain financial covenants and are secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Risks Related to Ownership of Capital Stock by Individuals and Entities that are not U.S. Citizens

Our amended and restated certificate of incorporation limits the beneficial ownership of our capital stock by individuals and entities that are not U.S. citizens within the meaning of the Coastwise Laws. These restrictions may affect the liquidity of our capital stock and may result in non-U.S. citizens being required to disgorge profits, sell their shares at a loss or relinquish their voting, dividend and distribution rights.

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

If non-U.S. citizens own more than 22% of our capital stock, we may not have the funds or the ability to redeem any excess shares and the charitable trust mechanism described above may be deemed invalid or unenforceable, all with the result that we could be forced to either suspend our operations in the U.S. coastwise trade or be subject to substantial penalties.

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

General Risks Related to Our Securities

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

We do not intend to pay any common stock dividends to shareholders in the foreseeable future.

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

Our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Our common stock ranks junior to our Series A Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of Series A Convertible Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price paid for such shares, plus all accrued and unpaid interest and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Convertible Preferred Stock were converted into common stock and no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Convertible Preferred Stock such liquidation preference.

Certain rights of the holders of the Series A Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain rights of the holders of the Series A Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. If we undergo a Change of Control (as defined in the certificate of designations for the Series A Convertible Preferred Stock), each holder will have the right to cause us to redeem any or all of its shares of Series A Convertible Preferred Stock for cash consideration equal to the greater of (i) $1,120 per share and (ii) the purchase price paid for such shares, plus all accrued and unpaid interest. These features of the Series A Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, a media studio in Burlington, Vermont and warehouse space in Seattle, Washington for our shoreside operations. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

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

Holders

As of January 31, 2021, there were 174 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings for use in our business operations and for purchases of our common stock, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant. The Incremental Assumption Agreement and Third Amendment to Third Amended and Restated Credit Agreement restricts us from declaring and paying cash dividends.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2020.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. See Notes to the Consolidated Financial Statements Note 11 – Stockholders' Equity for more information. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2020.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
October 1 through October 31, 2020 (a)	584	$7.79	$-	$11,974,787
November 1 through November 30, 2020 (a)	-	-	-	11,974,787
December 1 through December 31, 2020 (a)	469	15.60	-	11,974,787
Total	1,053		$-
________
(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2015 to December 31, 2020 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2015 and reinvestment of dividends.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
LIND	$100.00	$85.06	$88.12	$121.15	$147.25	$154.10
S&P 500	100.00	109.54	130.81	122.65	157.60	183.77
FTSE 100 Index	100.00	114.43	123.16	107.21	120.83	110.11

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Tour revenues	$82,356	$343,091	$309,734	$266,504	$242,346
Operating (loss) income	(88,398)	33,198	25,338	10,744	13,981
Net (loss) income	(100,140)	18,748	11,552	(7,529)	5,059
Per Share Data:
Earnings (loss) per share:
Basic	$(2.01)	$0.29	$0.25	$(0.19)	$0.11
Diluted	$(2.01)	$0.28	$0.24	$(0.19)	$0.10
Weighted average shares outstanding, basic	49,737,129	47,440,788	45,378,188	44,576,912	45,649,971
Weighted average shares outstanding, diluted	49,737,129	49,426,563	46,340,054	44,576,912	46,456,921

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$757,449	$548,658	$473,409	$424,348	$407,701
Long-term debt	482,614	218,068	190,089	165,936	165,878
Total liabilities	631,172	409,296	350,863	311,724	288,722
Total stockholders' equity	34,958	123,250	116,044	106,322	113,809

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We provide expedition sailing and adventure travel experiences that include itineraries featuring up-close encounters with wildlife and nature, history and culture and promote guest empowerment and interactivity. Our mission is to offer life-changing adventures and wildlife experiences around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places. Many of these expeditions involve travel to remote places, such as voyages to the Arctic, Antarctic, the Galapagos Islands, Alaska, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama, polar bear tours in Churchill, Canada and Alaskan grizzly bear tours and African safaris.

We currently operate a fleet of nine owned expedition ships and five seasonal charter vessels under the Lindblad brand. We have a strategic business alliance with National Geographic founded on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Management considers investments in new ships to be an important step to meet increasing demand for our expedition cruise offerings. The National Geographic Quest launched in 2017 and operates in Alaska, British Columbia and the Pacific Northwest during the summer months and voyages to the Channel Islands, Belize, Columbia, Costa Rica and Panama to provide expeditions for the Northern Hemisphere winter season. The National Geographic Venture launched in 2018 and operates primarily in the Channel Islands, Baja California and the Sea of Cortez during the Northern Hemisphere winter seasons and Alaska, British Columbia and the Pacific Northwest during the summer. The National Geographic Endurance launched in 2020 and will operate primarily in the Arctic and Antarctic. Our new polar ice class vessel, the National Geographic Resolution, is scheduled to be delivered in the fourth quarter of 2021 and will operate primarily in the Arctic and Antarctic.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we have suspended or rescheduled the majority of our expeditions departing March 16, 2020 through May 31, 2021. We have been working with guests to amend travel plans and refund payments, as applicable. Our ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, we closed our offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance our liquidity position. We are employing a variety of cost reduction and cash preservation measures, while accessing available capital under our existing debt facilities and through the issuance of preferred stock, while exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reduced ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $15 million, savings of more than 70% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through staff furloughs, payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Bookings Trends

We were off to a strong start to the year with Lindblad segment bookings at the end of February up 25% for the full year 2020 as compared to the same point a year ago for 2019, and had sold 86% of our originally projected guest ticket revenues for the year. Since that point, we have experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Despite the COVID-19 impact, we still have substantial advanced bookings for future travel. Bookings for the second half of 2021 are 1% ahead of bookings for 2020 as of the same date a year ago, despite less available guest nights, and 33% ahead of bookings for 2019 as of the same date two years ago. Bookings for the full year 2022 are 32% ahead of the bookings for 2021 as of the same date a year ago. We continue to see new bookings for future travel including over $110.0 million since March 1, 2020, and we are receiving deposits and final payments for future travel.

For 2020 and 2021 voyages that have been cancelled or rescheduled, we are providing future travel credits with incremental value or full refunds, as applicable, to our paid guests. As of February 25, 2021, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of December 31, 2020, we had $187.5 million in unrestricted cash and $17.0 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 we drew down $45.0 million under our revolving credit facility to provide working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under our first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in March 2020. During April 2020, we drew down $30.6 million under our second export credit agreement in conjunction with the third installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During May 2020, we amended our $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment made on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

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

During August 2020, we raised $85.0 million in gross proceeds through the private placement issuance of 85,000 shares of Series A Redeemable Convertible Preferred Stock, that carries a 6.0% annual dividend, which is payable in kind for two years and thereafter in cash or in-kind at the Company’s option. The redeemable convertible preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance. The holders may request redemption of the Preferred Stock at the six-year anniversary of the issuance.

During December 2020, we amended our term loan and revolving credit facilities, and borrowed an incremental $85.0 million under the amended term loan through the Main Street Expanded Loan Facility program. The incremental borrowing carries an interest rate of LIBOR plus 3.0% and matures December 2025 with no early payment restrictions.

As of December 31, 2020, we had a total debt position of $496.5 million and were in compliance with all of our debt covenants currently in effect. We have no material debt maturities until 2023.

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

We have not previously experienced a complete cessation of our operations and, as a consequence, our ability to predict the impact of such cessation on our costs and future prospects is limited. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect our current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and our current forecast, which assumes rescheduled operations starting in June 2021 and a ramp up in operations throughout 2021, we believe that our liquidity should be adequate to meet our obligations for the next 12 months from March 12, 2021, the date of this Annual Report on Form 10-K.

Return to Operations

We already have a robust set of operating protocols and, in preparation for the resumption of operations, have been continuously and proactively working in close cooperation with various medical policy experts and public health authorities to ensure our procedures and protocols for health and safety onboard our vessels are up-to-date with the latest medical guidelines to mitigate the potential impacts of the COVID-19 virus. These protocols encompass, but are not limited to, medical care, screening, testing, social distancing, personal protective equipment, and sanitization during all aspects of an expedition.

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

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2020, 2019 and 2018;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

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

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yield, Occupancy and Net Cruise Cost, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.

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

Gross Yield per Available Guest Night represents tour revenues divided by Available Guest Nights.

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

Net Cruise Cost Excluding Fuel represents Net Cruise Cost excluding fuel costs.

Net Yield represents tour revenues less commissions and direct costs of other tour revenues.

Net Yield per Available Guest Night represents Net Yield divided by Available Guest Nights.

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

Seasonality

Lindblad segment tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results increases due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during non-peak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat is a seasonal business, with the majority of its tour revenue earned in the third and fourth quarters from its summer season departures and polar bear tours.

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income and net income for the years ended December 31, 2020, 2019 and 2018 as shown in the following table:

	For the years ended December 31,
(In thousands)	2020	2019	Change	%	2018	Change	%
Tour revenues	$82,356	$343,091	$(260,735)	(76%)	$309,734	$33,357	11%

Cost of tours	72,931	166,608	(93,677)	(56%)	153,743	12,865	8%
General and administrative	45,508	62,744	(17,236)	(27%)	62,898	(154)	(0%)
Selling and marketing	20,231	54,772	(34,541)	(63%)	46,987	7,785	17%
Depreciation and amortization	32,084	25,769	6,315	25%	20,768	5,001	24%
Operating (loss) income	$(88,398)	$33,198	$(121,596)	NM	$25,338	$7,860	31%
Net (loss) income	$(100,140)	$18,748	$(118,888)	NM	$11,552	$7,196	62%
Undistributed (loss) earnings per share available to stockholders:
Basic	$(2.01)	$0.29	$(2.30)		$0.25	$0.04
Diluted	$(2.01)	$0.28	$(2.29)		$0.24	$0.04

Comparison of Years Ended December 31, 2020 and 2019 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2020 decreased $260.7 million, or 76%, to $82.4 million compared to $343.1 million for the year ended December 31, 2019. At the Lindblad segment, tour revenues decreased by $202.8 million, primarily related to cancelled, disrupted and rescheduled expeditions scheduled to depart after March 16, 2020 due to COVID-19. At the Natural Habitat segment, tour revenues decreased $57.9 million over the prior year period, primarily related to cancelled, disrupted and rescheduled trips due to COVID-19.

Cost of Tours

Total cost of tours for the year ended December 31, 2020 decreased $93.7 million, or 56%, to $72.9 million compared to $166.6 million for the year ended December 31, 2019. At the Lindblad segment, cost of tours decreased $62.4, primarily related to rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Natural Habitat segment, cost of tours decreased $31.2, primarily due to cancelled, disrupted and rescheduled trips directly related to COVID-19.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 decreased $17.2 million to $45.5 million compared to $62.7 million for the year ended December 31, 2019. At the Lindblad segment, general and administrative expenses decreased $10.6 million from the prior year primarily due to reduced personnel costs and credit card commissions related to the disruption of operations due to COVID-19. At the Natural Habitat segment, general and administrative expenses decreased $6.6 million primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses decreased $34.6 million, or 63%, to $20.2 million for the year ended December 31, 2020 compared to $54.8 million for the year ended December 31, 2019. At the Lindblad segment, selling and marketing expenses decreased $30.9 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Natural Habitat segment, selling and marketing expenses decreased $3.7 million, primarily driven by a decrease in advertising expenditures.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $6.3 million, or 25%, to $32.1 million for the year ended December 31, 2020 compared to $25.8 million for the year ended December 31, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Other (Expense) Income

Other expenses were $21.5 million for the year ended December 31, 2020, compared to $12.3 million for the year ended December 31, 2019. The $9.2 million increase was primarily due to the following factors:

●

A $4.8 million loss in foreign currency translation in 2020 due primarily to a loss of $5.3 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution, compared to a $0.1 million gain in 2019.

●

A $4.4 million increase in interest expense, net to $16.7 million in 2020, primarily due to increased borrowings related to our new vessel builds, the draw down under the revolving credit facility during the first quarter and an increase in rates under the term loan.

Comparison of Years Ended December 31, 2019 and 2018 - Consolidated

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 decreased $0.2 million to $62.7 million compared to $62.9 million for the year ended December 31, 2018. At the Lindblad segment, general and administrative expenses decreased $2.3 million from the prior year primarily as a result of lower value-added tax (“VAT”) expense, a decrease in stock-based compensation expense and the absence of debt refinancing costs incurred in 2018, partially offset by costs incurred related to the 2019 exchange of our previously outstanding warrants for our common stock, higher personnel costs and increased credit card fees associated with higher bookings. At the Natural Habitat segment, general and administrative expenses increased $2.1 million primarily due to increased personnel costs.

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

	For the years ended December 31,
(In thousands)	2020	2019	Change	%	2018	Change	%
Tour revenues:
Lindblad	$69,620	$272,410	$(202,790)	(74%)	$246,334	$26,076	11%
Natural Habitat	12,736	70,681	(57,945)	(82%)	$63,400	7,281	11%
Total tour revenues	$82,356	$343,091	$(260,735)	(76%)	$309,734	$33,357	11%
Operating (loss) income:
Lindblad	$(78,573)	$26,203	$(104,776)	NM	$19,798	$6,405	32%
Natural Habitat	(9,825)	6,995	(16,820)	NM	$5,540	1,455	26%
Total operating (loss) income	$(88,398)	$33,198	$(121,596)	NM	$25,338	$7,860	31%
Adjusted EBITDA:
Lindblad	$(44,398)	$57,971	$(102,369)	NM	$47,815	$10,156	21%
Natural Habitat	(7,774)	8,648	(16,422)	NM	$7,031	1,617	23%
Total adjusted EBITDA	$(52,172)	$66,619	$(118,791)	NM	$54,846	$11,773	21%

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2020 and 2019

Tour Revenues

Tour revenues for the year ended December 31, 2020 decreased $202.8 million, or 74%, to $69.6 million compared to $272.4 million for the year ended December 31, 2019. The decrease was primarily driven by cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income decreased $104.8 million to a loss of $78.6 million for the year ended December 31, 2020 compared to income of $26.2 million for the year ended December 31, 2019. The decrease was primarily driven by lower revenue from cancelled, disrupted and rescheduled voyages due to COVID-19 and costs associated with adding the National Geographic Endurance to the fleet in March 2020.

Comparison of Years Ended December 31, 2019 and 2018

Tour Revenues

Tour revenues for the year ended December 31, 2019 increased $26.1 million, or 11%, to $272.4 million compared to $246.3 million for the year ended December 31, 2018. The increase was driven by higher guest ticket revenue primarily from an increase in Available Guest Nights due to the addition to our fleet of the National Geographic Venture in the fourth quarter of 2018. Additionally, Net Yield per Available Guest Night for the year ended December 31, 2019 increased to $1,051 compared to $1,044 for the year ended December 31, 2018, primarily driven by price increases and changes in itineraries. Occupancy of 91% was in line with the prior year as increased demand filled the additional capacity from the National Geographic Venture.

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

Results of Operations – Natural Habitat Segment

Comparison of Years Ended December 31, 2020 to December 31, 2019

Tour Revenues

Tour revenues decreased $57.9 million, or 82%, to $12.7 million compared to $70.7 million in 2019, due primarily to cancelled, disrupted and rescheduled expeditions due to COVID-19.

Operating Income

Operating income decreased $16.8 million to a loss of $9.8 million in 2020 compared to income of $7.0 million in 2019. The decrease was primarily a result of cancelled, disrupted and rescheduled expeditions due to COVID-19.

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

Reconciliation of Net Income to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2020	2019	2018
Net (loss) income	$(100,140)	$18,748	$11,552
Interest expense, net	16,692	12,288	10,830
Income tax (benefit) expense	(9,805)	2,190	616
Depreciation and amortization	32,084	25,769	20,768
Loss (gain) on foreign currency	4,772	(94)	2,175
Other expense	83	66	165
Stock-based compensation	2,388	3,573	4,405
National Geographic fee amortization	727	2,907	2,907
Financing and warrant exchange costs	891	970	997
Reorganization costs	-	90	360
Other	136	112	71
Adjusted EBITDA	$(52,172)	$66,619	$54,846

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment	For the years ended December 31,
(In thousands)	2020	2019	2018
Operating (loss) income	$(78,573)	$26,203	$19,798
Depreciation and amortization	30,033	24,116	19,277
Stock-based compensation	2,388	3,573	4,405
National Geographic fee amortization	727	2,907	2,907
Financing and warrant exchange costs	891	970	997
Reorganization costs	-	90	360
Other	136	112	71
Adjusted EBITDA	$(44,398)	$57,971	$47,815

Natural Habitat Segment	For the years ended December 31,
(In thousands)	2020	2019	2018
Operating (loss) income	$(9,825)	$6,995	$5,540
Depreciation and amortization	2,051	1,653	1,491
Adjusted EBITDA	$(7,774)	$8,648	$7,031

Guest Metrics — Lindblad Segment

The following tables set forth our Guest Metrics for the Lindblad segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
	2020	2019	2018
Available Guest Nights	51,624	221,516	200,849
Guest Nights Sold	46,050	201,600	182,298
Occupancy	89%	91%	91%
Maximum Guests	6,512	27,831	25,449
Number of Guests	5,564	25,326	23,102
Voyages	85	351	330

Calculation of Gross Yield per Available Guest Night and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2020	2019	2018
Guest ticket revenues	$60,351	$244,207	$220,841
Other tour revenue	9,269	28,203	25,493
Tour Revenues	69,620	272,410	246,334
Less: Commissions	(8,146)	(20,770)	(19,521)
Less: Other tour expenses	(7,373)	(18,813)	(17,106)
Net Yield	$54,101	$232,827	$209,707
Available Guest Nights	51,624	221,516	200,849
Gross Yield per Available Guest Night	$1,349	$1,230	$1,226
Net Yield per Available Guest Night	1,048	1,051	1,044

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2020	2019	2018
Operating (loss) income	$(78,573)	$26,203	$19,798
Cost of tours	62,905	125,343	114,841
General and administrative	37,177	47,793	50,093
Selling and marketing	18,078	48,955	42,325
Depreciation and amortization	30,033	24,116	19,277
Less: Commissions	(8,146)	(20,770)	(19,521)
Less: Other tour expenses	(7,373)	(18,813)	(17,106)
Net Yield	$54,101	$232,827	$209,707

Calculation of Gross Cruise Cost and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2020	2019	2018
Cost of tours	$62,905	$125,343	$114,841
Plus: Selling and marketing	18,078	48,955	42,325
Plus: General and administrative	37,177	47,793	50,093
Gross Cruise Cost	118,160	222,091	207,259
Less: Commissions	(8,146)	(20,770)	(19,521)
Less: Other tour expenses	(7,373)	(18,813)	(17,106)
Net Cruise Cost	102,641	182,508	170,632
Less: Fuel Expense	(4,694)	(10,227)	(9,228)
Net Cruise Cost Excluding Fuel	97,947	172,281	161,404
Non-GAAP Adjustments:
Stock-based compensation	(2,388)	(3,573)	(4,405)
National Geographic fee amortization	(727)	(2,907)	(2,907)
Debt refinancing and warrant exchange costs	(891)	(970)	(997)
Reorganization costs	-	(90)	(360)
Other	(136)	(112)	(71)
Adjusted Net Cruise Cost Excluding Fuel	$93,805	$164,629	$152,664
Adjusted Net Cruise Cost	$98,499	$174,856	$161,892
Available Guest Nights	51,624	221,516	200,849
Gross Cruise Cost per Available Guest Night	$2,289	$1,003	$1,032
Net Cruise Cost per Available Guest Night	1,988	824	850
Net Cruise Cost Excluding Fuel per Available Guest Night	1,897	778	804
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,817	743	760
Adjusted Net Cruise Cost per Available Guest Night	1,908	789	806

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing March 16, 2020 through May 31, 2021. We have been working with guests to reschedule travel plans and refund payments, as applicable. The COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 virus on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of December 31, 2020, we had approximately $496.5 million in long-term debt obligations, including the current portion of long-term debt. We estimate that our monthly cash usage while our vessels are not in operations is approximately $10-15 million, excluding guest payments for future travel and cash refunds requested on previously made guest payments. To date, the majority of guests on rescheduled voyages have requested future travel credits. Additionally, we continue to see deposits for future travel. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures. However, there can be no assurance that we will commence operating in the near term or if we do commence operations, that the level of initial demand will generate cash flows from operations will be sufficient enough to fund future obligations. We continue to evaluate additional strategies to enhance our liquidity position which may include, but are not limited to, further reductions in operating expenses, capital expenditures and administrative costs as well as additional financings.

Sources and Uses of Cash for the Years Ended December 31, 2020, 2019 and 2018

Net cash used in operating activities was $92.3 million in 2020 compared to $62.6 million provided by operations in 2019. The $154.8 million decrease was primarily due to the rescheduling of expeditions due to COVID-19 pandemic. Net cash provided by operating activities increased by $6.2 million in 2019 to $62.6 million from $56.4 million in 2018 primarily due to improved operating results.

Net cash used in investing activities was $155.5 million in 2020 compared to $100.1 million in 2019. The $55.4 million increase was mainly due to the $59.4 million increase in purchases of property and equipment in 2020, primarily related to spend on the two new polar ice-class vessels. Net cash used in investing activities was $100.1 million in 2019 compared to $54.3 million in

2018. The $45.7 million increase was mainly due to the $41.7 million increase in purchases of property and equipment in 2019, primarily related to spend on the two new polar ice-class vessels.

Net cash provided by financing activities was $343.0 million in 2020 compared to $24.6 million in 2019. The $318.4 million increase in cash provided was primarily due to borrowing $107.7 million under the first senior secured credit agreement for the final contracted payment of the National Geographic Endurance, $85.0 million generated from the issuance of Preferred Stock, $85.0 million incremental borrowing under our Third Amended and Restated Credit Agreement through the Main Street Expanded Loan Facility program, a $45.0 million drawdown of our revolving credit facility and borrowing $30.6 million under the second senior secured credit agreement for a contracted installment payment on the National Geographic Resolution, partially offset by the 2019 borrowing of $30.5 million under the second senior secured credit agreement for a contracted installment payment on the National Geographic Resolution. Cash provided by financing activities of $24.6 million in 2019 compared to $16.5 million in 2018. The $8.1 million increase was primarily due to lower deferred financing fee payments in 2019, a reduction in stock and warrant repurchases in 2019 compared to 2018, including tax withholding on vested grants, and borrowings under a senior secured credit agreement associated with new builds, offset by the net proceeds from debt financing in 2018.

Contractual Obligations

As of December 31, 2020, our contractual obligations were as follows:

	Payments due by period
(In thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Operating Activities:
Operating lease obligations	$6,053	$1,372	$2,761	$1,920	$-
Charter commitments	11,878	8,600	3,278	-	-
Investing Activities:
Purchase obligations - Fleet expansion	62,206	62,206	-	-	-
Financing Activities:
Long-term debt obligations (a)	496,492	11,255	82,464	322,760	80,013
Interest on long-term debt	85,679	15,896	38,283	23,527	7,973
Total	$662,308	$99,329	$126,786	$348,207	$87,986

__________

(a)	Long-term debt obligations include future payments related to the Second Export Credit Agreement based on the $61.1 million principal outstanding as of December 31, 2020 and the scheduled delivery date of the National Geographic Resolution during the fourth quarter 2021.

Funding Sources and Needs

Debt Facilities

Credit Facility

On March 27, 2018, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of our prior secured credit facility. The Amended Credit Agreement provided for a $200.0 million senior secured term facility (the “Term Facility”), maturing March 27, 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. During March 2020, we drew down the entire Revolving Facility which matures in March 2023.

In connection with the Amended Credit Agreement, we capitalized $4.2 million related to lender and third-party fees. In addition, the entry into the Amended Credit Agreement was considered a debt modification with a partial extinguishment, as a result we expensed $1.0 million of related costs during the year ended December 31, 2018, which is included in general and administrative expenses on the accompanying consolidated statements of operations. Our obligations under the Amended Credit Agreement remain secured by substantially all of our assets.

On August 7, 2020, we amended our Term Facility and Revolving Facility to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to the term loan and revolving credit facilities and certain covenants have been amended to be more restrictive. Borrowings under the Term Facility, as amended, bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 4.75%, for an aggregated rate of 5.50% as of December 31, 2020. The Revolving Facility bears interest at an adjusted ICE Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 3.00%, for an aggregated rate of 3.75% as of December 31, 2020.

On December 10, 2020, we amended our term loan and revolving credit facilities to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing on December 11, 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). The Main Street Loan shall bear interest at a rate per annum of LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.24% as of December 31, 2020. Interest shall be paid-in-kind for the first year after the effective date of the Third Amendment and the principal shall amortize at a rate of 15% in each of the third and fourth years after the effective date of the Third Amendment, with the remaining amounts to be paid at maturity. We may voluntarily prepay the Main Street Loan at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

In 2018, we entered into interest rate cap agreements to hedge a portion of our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio defined as on any date of determination, the ratio of total debt on such date less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Amended Credit Agreement, for the trailing 12-month period of 5.0 to 1.00 until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. The net leverage ratios covenant of Amended Credit Agreement has been waived through June 2021. As of December 31, 2020, we were in compliance with the covenants currently in effect.

Senior Secured Credit Agreements

On January 8, 2018, we entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, in March 2020 we borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice-class vessel, the National Geographic Endurance. Seventy percent of the loan is guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.22% for the period covered as of December 31, 2020.

On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt. In September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the second and third contracted payments, respectively, on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.24% for the period covered as of December 31, 2020. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

During 2019, we entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge our exposure to the Norwegian kroner (“NOK”), related to our installment payments under the contract to purchase the National Geographic Resolution.

During June 2020, we amended our export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due in June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. As of December 31, 2020, we were in compliance with the covenants currently in effect.

The Export Credit Agreement and Second Export Credit Agreement contains financial covenants that, among other things, require us to maintain a total net leverage ratio defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Export Credit Agreement, for the trailing 12-month period of 5.25 to 1.00.

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

Funding Needs

Similar to others in the industry, we have historically operated with a meaningful working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. As of December 31, 2020 we had working capital of $73.4 million and as of December 31, 2019 we had a working capital deficit of $36.3 million. As of December 31, 2020 and 2019, we had cash and cash equivalents, excluding restricted cash, of $187.5 million and $101.6 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. Prior to its suspension, we repurchased 8,517 shares of common stock for approximately $127,000 during 2020. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2020.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million NOK, which was amended in December 2019 to (i) provide a $4 million loan to the builder, to be repaid at 112% of the principle balance on maturity in December 2023, and (ii) an expedited delivery incentive that, if the National Geographic Resolution is delivered early, as determined by the expedited delivery schedule per the agreement, that all or a portion of the of the loan will be considered as a delivery bonus and forgiven. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% being paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. The new-build process exposes us to certain risks typically associated with new ship construction which we manage through detailed planning and close monitoring by our internal marine team. As noted, in September 2019 and April 2020, we drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for the second and third contracted payments, respectively, on the National Geographic Resolution. The remaining purchase price will be funded through a combination of available cash, borrowing under our Second Export Credit Agreement and our Revolving Facility and excess cash flows generated by our existing operations.

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

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 90% of our non-current assets at December 31, 2020. We make several critical accounting estimates with respect to our ship accounting. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

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

Off-Balance Sheet Arrangements

On April 8, 2019, the Company entered into a Second Export Credit Agreement, as described under our debt facilities above.

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

Historically, we have not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices, the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations, and have not historically hedged our fuel purchases. Fuel costs represented 6.7%, 3.8% and 3.7% of our Lindblad segment tour revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We are exposed to market risk from changes in foreign currency of the Norwegian kroner ("NOK"), due to NOK denominated agreement for the construction of our polar ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021, and the foreign exchange forward contracts that we entered into and designated as a cash flow hedge for its purchase.

As of December 31, 2020, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the year ended December 31, 2020, we recorded a loss of approximately $2.2 million in other comprehensive income related to these foreign exchange derivatives. During the year ended December 31, 2020, we reclassified a loss of $5.3 million from other comprehensive income to a loss on foreign currency due to the maturity of a foreign exchange contract that was designated as a cash flow hedge. The strengthening of the NOK at December 31, 2020 by a hypothetical 10%, would result in an approximately $6.7 million gain being recorded in other comprehensive income. The weakening of the NOK at December 31, 2020 by a hypothetical 10%, would result in an approximately $5.5 million loss being recorded in other comprehensive income.

We are also exposed to market risk from changes in interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates.

As of December 31, 2020, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2020 was $100.0 million. Based on our December 31, 2020 outstanding un-hedged variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required under Item 8 are included beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting, described below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2020, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that there was a material weakness in internal control over financial reporting, as described below under “Description of Material Weakness”.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in our internal control over financial reporting. Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Description of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our assessment of our internal controls in connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness in internal controls over financial reporting related to having inadequate documentation to evidence the review over certain accounting journal entries and account reconciliations. These control deficiencies, if not remediated, could result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan

Management has previously established a comprehensive set of controls and procedures over financial reporting. However, in several instances during the past year we noted a lack of complete compliance with these controls and procedures, specifically related to the required documentation of certain review procedures performed. Management is taking additional steps to ensure consistent compliance with those controls and procedures as well as to ensure appropriate documentation of reviews that have taken place. Measures we have taken and are taking to address the material weakness described above include:

●	Additional ongoing communications and training to employees across the entire organization regarding the importance of adhering to control procedures and maintaining proper documentation.
●	Enhanced communications and documentation regarding reviews of journal entries and balance sheet reconciliations in a timely manner.
●	Additional layers of examination to ensure appropriate review procedures over journal entries and balance sheet reconciliations have taken place and have been subsequently documented appropriately.
●

Exploring the ability to further leverage our information technology resources and general ledger system to enhance communication and documentation of review over journal entries and balance sheet reconciliations.

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

The Company’s controls associated with the financial close and reporting process were not operating effectively.  Specifically, the Company had deficiencies in the operating effectiveness of controls over reconciliations of balance sheet accounts and the review of journal entries.  These deficiencies had a pervasive impact and, combined with inadequate compensating review controls, created a reasonable possibility that a material misstatement, individually or in the aggregate, to the consolidated financial statements would not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2020 consolidated financial statements, and this report does not affect our report dated March 12, 2021 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2020, 2019, and 2018 of the Company and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

March 12, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Stockholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	1,532,361	$10.79	280,192	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

 __________

(1)	Information is as of December 31, 2020.
(2)	Consists of shares available for issuance under our 2015 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan.*	By Reference	DEFM 14-A	June 24, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.7	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.8	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.9	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.10	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.11	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.12	Lindblad 2012 Stock Incentive Plan.*	By Reference	8-K	July 10, 2015

10.13	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
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

		By Reference	10-Q	May 3, 2018
10.15	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.16	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.17	2016 CEO Share Allocation Plan. *	By Reference	DEF 14-A	April 15, 2016
10.19	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.20	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein. *	By Reference	8-K	July 27, 2016
10.21	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.22	Amendment No. 3 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 7, 2017
10.23	Amendment No. 4 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 2, 2018
10.24	Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. †	By Reference	10-Q	May 3, 2018
10.25	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.26	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.27	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.28	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.29	Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 3, 2018
10.30	Amendment No. 5 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	February 28, 2019
10.31	Third Amendment to Tour Operator Agreement, dated as of July 31, 2018, by and between National Geographic Society and Lindblad Expeditions, Inc.	By Reference	10-K	February 28, 2019
10.32	Shipbuilding Contract, dated February 25, 2019, between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd. †	By Reference	10-Q	May 2, 2019
10.33	Senior Secured Credit Agreement, dated April 8, 2019, among the Company and Lindblad Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 2, 2019
10.34	Amendment No. 1 to the Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd.	By Reference	10-K	February 26, 2020
10.35	Amendment No 2 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020
10.36	Amendment No 1 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020
10.37	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.38	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.39	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and David Goodman. *	By Reference	8-K	November 12, 2020

10.40	Equity Compensation Letter by and between Lindblad Expeditions Holdings, Inc. and David Goodman. *	By Reference	8-K	November 12, 2020
10.41

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

		By Reference	10-Q	August 10, 2020
10.42	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.43	Amendment to Note Payable by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.44	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.45	Second Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28, 2020
10.46	Incremental Assumption Agreement and Third Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28 2020
10.47	Fourth Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28, 2020
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 __________

*	Management compensatory agreement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2021.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven-Olof Lindblad	Chief Executive Officer and Director	March 12, 2021
Sven-Olof Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	March 12, 2021
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	March 12, 2021
Bernard W. Aronson

/s/ Elliott Bisnow	Director	March 12, 2021
Elliott Bisnow

/s/ L. Dyson Dryden	Director	March 12, 2021
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	March 12, 2021
Mark D. Ein

/s/ Sarah Farrell	Director	March 12, 2021
Sarah Farrell

/s/ Daniel J. Hanrahan	Director	March 12, 2021
Daniel J. Hanrahan

/s/ John M. Fahey Jr.	Director	March 12, 2021
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	March 12, 2021
Catherine B. Reynolds

/s/ Thomas S. Smith, Jr.	Director	March 12, 2021
Thomas S. Smith, Jr.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 5 in the consolidated financial statements, the Company’s goodwill balance was $22.1 million as of December 31, 2020. The entire balance of goodwill is associated with the Natural Habitat reporting segment. Management evaluates goodwill for impairment as of September 30 every year or more frequently if events or circumstances dictate. The impairment evaluation for goodwill allows management to first assess qualitative factors to determine whether it is necessary to perform the more detailed quantitative goodwill impairment test. Management performs the quantitative test if the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s estimated fair value is less than its carrying amount, or management may elect to bypass the qualitative assessment and proceed directly to the quantitative test for the reporting unit. When performing the quantitative test, if the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required. However, if the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down based on the difference between the reporting unit’s carrying amount and its fair value, limited to the amount of goodwill allocated to the reporting unit.

As a result of the effect of COVID-19 on management’s expected future operating cash flows, management performed a discounted cash flow analysis for the Natural Habitat reporting unit as of December 31, 2020. Management determined that the estimated fair value of the reporting unit exceeded the carrying value and no goodwill impairment charge was recognized for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Natural Habitat reporting unit at December 31, 2020 is a critical audit matter are (i) the significant judgments by management in determining the fair value of the reporting unit and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted undiscounted cash flows.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of the reporting unit related to the impairment assessment; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of underlying data used in the analyses; and (iv) evaluating the significant assumptions used by management related to undiscounted cash flows. Evaluating management’s assumptions related to undiscounted cash flows involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Long-Lived Assets Impairment Assessment

As described in Notes 2 and 4 in the consolidated financial statements, the Company’s long-lived asset net balance was $482.7 million as of December 31, 2020, $373.4 million of the balance is associated vessels and vessel improvements. Management tests long-lived assets for recoverability whenever events or circumstances dictate the carrying value of these assets may not be recoverable. As a result of the effect of COVID-19 on management’s expected future operating cash flows, management performed undiscounted cash flow analyses of its long-lived assets as of December 31, 2020. Management determined that the estimated undiscounted cash flows of the assets exceeded their carrying values and no impairment charge was recognized for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to long-lived asset impairment assessments is a critical audit matter are (i) the significant judgment by management in developing the undiscounted cash flow analyses for each vessel and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to undiscounted cash flows.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived asset impairment assessments, including controls over undiscounted cash flow impairment analyses for each vessel. These procedures also included, among others (i) testing management’s process for developing the undiscounted cash flow estimates for ships; (ii) evaluating the appropriateness of the undiscounted cash flow model; and (iii) testing the completeness and accuracy of underlying data used in the estimates.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

Melville, NY

March 12, 2021

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$187,531	$101,579
Restricted cash	16,984	7,679
Marine operating supplies	5,473	6,299
Inventories	2,168	2,027
Prepaid expenses and other current assets	17,014	29,055
Total current assets	229,170	146,639

Property and equipment, net	482,673	357,790
Goodwill	22,105	22,105
Intangibles, net	4,817	6,396
Deferred tax asset	5,539	218
Right-to-use lease assets	5,082	6,105
Other long-term assets	8,063	9,405
Total assets	$757,449	$548,658

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$120,737	$138,825
Accounts payable and accrued expenses	22,341	38,231
Lease liabilities - current	1,475	1,335
Long-term debt - current	11,255	4,525
Total current liabilities	155,808	182,916

Long-term debt, less current portion	471,359	213,543
Deferred tax liabilities	-	4,491
Lease liabilities	3,915	5,029
Other long-term liabilities	90	3,317
Total liabilities	631,172	409,296

COMMITMENTS AND CONTINGENCIES

Series A redeemable convertible preferred stock, 165,000 and no shares authorized; 85,000 and no shares issued and outstanding as of December 31, 2020 and 2019, respectively	83,825	-
Redeemable noncontrolling interest	7,494	16,112
	91,319	16,112

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 85,000 Series A shares issued and outstanding as of December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 49,905,512 and 49,717,522 issued, 49,818,676 and 49,626,498 outstanding as of December 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	48,127	46,271
Accumulated (deficit) and retained earnings	(11,572)	81,655
Accumulated other comprehensive loss	(1,602)	(4,681)
Total stockholders' equity	34,958	123,250
Total liabilities, mezzanine equity and stockholders' equity	$757,449	$548,658

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2020	2019	2018

Tour revenues	$82,356	$343,091	$309,734

Operating expenses:
Cost of tours	72,931	166,608	153,743
General and administrative	45,508	62,744	62,898
Selling and marketing	20,231	54,772	46,987
Depreciation and amortization	32,084	25,769	20,768
Total operating expenses	170,754	309,893	284,396

Operating (loss) income	(88,398)	33,198	25,338

Other (expense) income:
Interest expense, net	(16,692)	(12,288)	(10,830)
(Loss) gain on foreign currency	(4,772)	94	(2,175)
Other expense	(83)	(66)	(165)
Total other expense	(21,547)	(12,260)	(13,170)

(Loss) income before income taxes	(109,945)	20,938	12,168
Income tax (benefit) expense	(9,805)	2,190	616

Net (loss) income	(100,140)	18,748	11,552
Net (loss) income attributable to noncontrolling interest	(1,403)	2,395	200
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	(98,737)	16,353	11,352
Series A redeemable convertible preferred stock dividend	1,705	-	-
Non-cash deemed dividend to warrant holders	-	2,654	-

Net (loss) income available to stockholders	$(100,442)	$13,699	$11,352

Weighted average shares outstanding
Basic	49,737,129	47,440,788	45,378,188
Diluted	49,737,129	49,426,563	46,340,054

Undistributed (loss) earnings per share available to stockholders:
Basic	$(2.01)	$0.29	$0.25
Diluted	$(2.01)	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the years ended December 31,
	2020	2019	2018

Net (loss) income	$(100,140)	$18,748	$11,552
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss	(2,247)	(5,634)	(671)
Reclassification adjustment, net of tax	5,326	1,624	-
Total other comprehensive income (loss)	3,079	(4,010)	(671)
Total comprehensive (loss) income	(97,061)	14,738	10,881
Less: comprehensive (loss) income attributive to non-controlling interest	(1,403)	2,395	200
Comprehensive (loss) income attributable to stockholders	$(95,658)	$12,343	$10,681

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2017	45,427,030	5	42,498	63,819	-	106,322
Stock-based compensation	-	-	4,405	-	-	4,405
Issuance of stock for equity compensation plans, net	396,925	-	(4,510)	-	-	(4,510)
Repurchase of shares and warrants	(9,030)	-	(854)	-	-	(854)
Other comprehensive loss, net	-	-	-	-	(671)	(671)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	11,352	-	11,352
Balance as of December 31, 2018	45,814,925	5	41,539	75,171	(671)	116,044
Stock-based compensation	-	-	3,573	-	-	3,573
Issuance of stock for equity compensation plans, net	6,241	-	(1,786)	-	-	(1,786)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Warrants	3,898,251	-	2,968	(2,654)	-	314
Other comprehensive loss, net	-	-	-	-	(4,010)	(4,010)
Redeemable noncontrolling interest	-	-	-	(7,215)	-	(7,215)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	16,353	-	16,353
Balance as of December 31, 2019	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	2,388	-	-	2,388
Issuance of stock for equity compensation plans, net	196,507	-	(405)	-	-	(405)
Repurchase of shares	(8,517)	-	(127)	-	-	(127)
Other comprehensive income, net	-	-	-	-	3,079	3,079
Redeemable noncontrolling interest	-	-	-	7,215	-	7,215
Series A preferred stock dividend	-	-	-	(1,705)	-	(1,705)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(98,737)	-	(98,737)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net (loss) income	$(100,140)	$18,748	$11,552
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,084	25,769	20,768
Amortization of National Geographic fee	727	2,907	2,907
Amortization of deferred financing costs and other, net	2,146	1,875	1,909
Amortization of right-to-use lease assets	49	259	-
Stock-based compensation	2,388	3,573	4,405
Deferred income taxes	(9,812)	1,486	343
Loss (gain) on foreign currency	4,772	(94)	2,175
Write-off of unamortized issuance costs related to debt refinancing	-	-	359
Loss on write-off of assets	-	-	129
Loss on disposal and transfer of assets	111	-	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	685	(1,557)	70
Prepaid expenses and other current assets	12,525	(8,250)	(716)
Unearned passenger revenues	(18,088)	15,336	11,134
Other long-term assets	594	(5,071)	(698)
Other long-term liabilities	844	2,764	(129)
Accounts payable and accrued expenses	(21,142)	4,838	2,149
Net cash (used in) provided by operating activities	(92,257)	62,583	56,357

Cash Flows From Investing Activities
Purchases of property and equipment	(155,479)	(96,002)	(54,345)
Loan issuance	-	(4,083)	-
Net cash used in investing activities	(155,479)	(100,085)	(54,345)

Cash Flows From Financing Activities
Proceeds from long-term debt	268,339	30,476	200,000
Proceeds from Series A preferred stock issuance	85,000	-	-
Repayments of long-term debt	(2,842)	(2,000)	(171,625)
Payment of deferred financing costs	(6,972)	(2,372)	(6,490)
Repurchase under stock-based compensation plans and related tax impacts	(405)	(1,786)	(4,510)
Repurchase of warrants and common stock	(127)	(23)	(854)
Warrants exercised	-	314	-
Net cash provided by financing activities	342,993	24,609	16,521
Effect of exchange rate changes on cash	-	-	118
Net increase (decrease) in cash, cash equivalents and restricted cash	95,257	(12,893)	18,651
Cash, cash equivalents and restricted cash at beginning of period	109,258	122,151	103,500

Cash, cash equivalents and restricted cash at end of period	$204,515	$109,258	$122,151

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$16,316	$14,330	$13,391
Income taxes	700	1,171	522
Non-cash investing and financing activities:
Non-cash preferred share dividend	1,706	-	-
Additional paid-in capital exercise proceeds of option shares	-	225	1,682
Additional paid-in capital exchange proceeds used for option shares	-	(225)	(1,682)
Non-cash deemed dividend to warrant holders	-	2,654	-

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 — BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries (the “Company” or “Lindblad”) currently operate a fleet of nine owned expedition ships and five seasonal charter vessels under the Lindblad brand and provide eco-conscious expeditions and nature focused, small-group tours under the Natural Habitat, Inc. (“Natural Habitat”) brand.

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

Natural Habitat – primarily specializes in land-based nature adventure travel expeditions around the globe, as well as select itineraries on small chartered vessels for parts of the year, with unique itineraries designed to offer intimate encounters with nature and the planet's wild destinations and the animals and people who live there. Natural Habitat creates opportunities for adventure and discovery that transform lives with expeditions that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company has suspended or rescheduled the majority of its expeditions departing  March 16, 2020 through May 31, 2021. The Company has been working with guests to amend travel plans and refund payments, as applicable. The Company’s ships are currently being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. In accordance with local regulations, the Company closed its offices and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

The Company moved quickly to implement a comprehensive plan to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. The Company is employing a variety of cost reduction and cash preservation measures, while accessing available capital under its existing debt facilities and through the issuance of preferred stock, while exploring additional sources of capital and liquidity. These measures include the following operating expense and capital expenditure reductions:

●	Significantly reduced ship and land-based expedition costs including crew payroll, land costs, fuel and food. All ships have been safely laid up.

●	Lowered expected annual maintenance capital expenditures by over $15 million, savings of more than 70% from originally planned levels.

●	Meaningfully reduced general and administrative expenses through staff furloughs, payroll reductions and the elimination of all non-essential travel, office expenses and discretionary spending.

●	Suspended the majority of planned advertising and marketing spend.

●	Suspended all repurchases of common stock under the stock repurchase plan.

Balance Sheet and Liquidity

As of  December 31, 2020, the Company had $187.5 million in unrestricted cash and $17.0 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the first quarter of 2020 the Company drew down $45.0 million under its revolving credit facility to provide for working capital and general corporate purposes given the uncertainty related to the COVID-19 pandemic and borrowed $107.7 million under its first export credit agreement in conjunction with final payment on delivery of the National Geographic Endurance in  March 2020. During  April 2020, the Company drew down $30.6 million under its second export credit agreement in conjunction with its third installment payment on the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021.

During  May 2020, the Company amended its $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment paid on  December 22, 2020, the second due on  December 22, 2021 and the final payment due on  December 22, 2022.

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

During  August 2020, the Company raised $85.0 million in gross proceeds through the private placement issuance of 85,000 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”), that carries a 6.0% annual dividend, which is payable in kind for two years and thereafter in cash or in-kind at the Company’s option. The Preferred Stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance. The holders  may request redemption of the Preferred Stock at the six-year anniversary of the issuance.

During December 2020, the Company amended its term loan and revolving credit facilities and borrowed an incremental $85.0 million under its amended term loan through the Main Street Expanded Loan Facility program. The incremental borrowing carries an interest rate of LIBOR plus 3.0% and matures December 2025 with no early payment restrictions.

In  April 2020, the Company received a U.S. Small Business Administration Loan related to the COVID-19 crisis in the amount of $6.6 million. The Company subsequently returned the funds received from this loan and, as a result, made additional adjustments to its cost structure.

As of  December 31, 2020, the Company had a total debt position of $496.5 million and was in compliance with all of its debt covenants in effect. The Company has no material debt maturities until 2023.

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

The Company has not previously experienced a complete cessation of its operations and, as a consequence, its ability to predict the impact of such cessation on its costs and future prospects is limited. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of the COVID-19 virus on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect the Company’s current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on current liquidity, the actions taken to date and its current forecast, which assumes rescheduled operations to ramp up throughout 2021, the Company believes that its liquidity should be adequate to meet its obligations for the next 12 months from  March 12, 2021 the date of this Annual Report on Form 10-K (“Annual Report”).

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the valuation of stock-based compensation awards, income tax expense, the valuation of deferred tax assets and liabilities, the fair value of derivative instruments, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

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

Tour revenues also include revenues from the sale of goods and services onboard the Company’s ships, cancellation fees and trip insurance. Revenues from the sale of goods and services rendered onboard are recognized upon purchase. Guest cancellation fees are recognized as tour revenues at the time of the cancellation. The Company records a liability for estimated trip insurance claims based on the Company’s claims history. Proceeds received from trip insurance premiums in excess of this liability are recorded as revenue in the period in which they are received.

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
	2020	2019	2018
Guest ticket revenue:
Direct	41%	45%	45%
National Geographic	18%	17%	19%
Agencies	25%	23%	23%
Affinity	5%	6%	4%
Guest ticket revenue	89%	91%	91%
Other tour revenue	11%	9%	9%
Tour revenues	100%	100%	100%

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the consolidated balance sheet when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Due to the COVID-19 pandemic, the effects of travel restrictions around the world and the suspension and rescheduling of the majority of expeditions, approximately $3.9 million of the Company’s contract liabilities as of January 1, 2020 were not recognized and reported within tour revenues in its consolidated statement of operations for the year ended December 31, 2020.

The change in contract liabilities within unearned passenger revenues presented in the Company's consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of January 1, 2020	$72,051
Recognized in tour revenues during the period	(68,182)
Additional contract liabilities in period	69,398
Balance as of December 31, 2020	$73,267

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

As of December 31, 2020 and 2019, the Company self-insured for medical insurance claims up to $125,000. In addition, as of December 31, 2020 and 2019, the Company maintained Stop Loss coverage for medical claims in excess of the $125,000, which had an aggregate deductible of $57,500. As of December 31, 2020 and 2019, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on prior years claims experience.

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

General and Administrative Expense

General and administrative expenses primarily represent the costs of the Company’s shore-side vessel support, reservations and other administrative functions, and includes salaries and related benefits, professional fees and occupancy costs.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $9.3 million, $22.4 million and $16.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The largest component of advertising expense for the year ended December 31, 2020 was online advertising, which totaled $3.5 million, and for the years ended December 31, 2019 and 2018 the largest component was direct mail, which totaled $6.0 million and $5.4 million, respectively.

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

	As of December 31,
	2020	2019	2018
(In thousands)
Cash and cash equivalents	$187,531	$101,579	$113,396
Restricted cash	16,984	7,679	8,755
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$204,515	$109,258	$122,151

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2020 and 2019, the Company’s cash held in financial institutions outside of the U.S. amounted to $7.2 million and $9.7 million, respectively.

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

Restricted cash and marketable securities consist of the following:

	As of December 31,
	2020	2019
Federal Maritime Commission escrow	$13,856	$6,104
Certificates of deposit and other restricted securities	1,183	1,575
Credit card processor reserves	1,945	-
Total restricted cash	$16,984	$7,679

At December 31, 2020, a cash reserve of approximately $1.9 million was required for credit card deposits by third-party credit card processors. This reserve was not required at December 31, 2019.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2020	2019
(In thousands)
Prepaid tour expenses	$5,630	$15,630
Prepaid air expense	3,817	4,415
Prepaid marketing, commissions and other expenses	3,504	4,026
Prepaid client insurance	2,283	3,064
Prepaid corporate insurance	1,105	1,376
Prepaid port agent fees	530	491
Prepaid income taxes	145	53
Total prepaid expenses	$17,014	$29,055

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

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2020, the Company owned and operated nine expedition vessels. The Company has contracted for a polar ice-class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized and depreciated over the shorter of the improvements, or the vessel’s, estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement traditionally is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

In accordance with ASC 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2020 with no indication of goodwill impairment. The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's intangible assets may not be recoverable. The Company performed a discounted cash flow analysis of its goodwill for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's goodwill. See Note 5 – Goodwill and Intangible Assets for further details on goodwill.

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

The Company operates two vessels year-round in the Galápagos National Park in Ecuador, the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 47 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

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

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's intangible assets may not be recoverable. The Company performed a discounted cash flow analysis of its intangible assets for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's intangible assets. As of December 31, 2019, there was no triggering event, and the Company did not record impairment for its intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. The Company performed an undiscounted cash flow analysis of its long-lived assets for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's long-lived assets. As of December 31, 2019, there was no triggering event, and the Company did not record an impairment of its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2020	2019
(In thousands)
Accrued other expense	$5,645	$8,348
Accounts payable	5,285	14,633
Employee liability	3,495	3,712
Bonus compensation liability	2,963	5,322
Foreign currency forward contract liability	2,008	1,300
Refunds and commissions payable	1,803	1,873
Travel certificate liability	870	888
Accrued travel insurance expense	270	477
Income tax liabilities	2	603
Royalty payable	-	1,075
Total accounts payable and accrued expenses	$22,341	$38,231

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, and computer hardware and software and office equipment with lease terms ranging from three to six years.

The Company accounts for its various operating leases in accordance with ASC 842-Leases. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, other than derivative instruments, the Company had no other liabilities that were measured at fair value on a recurring basis.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.

Derivative Instruments and Hedging Activities

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to several currencies, which normally include, but are not limited to, the Canadian and New Zealand dollars, the Brazilian real, South African rand, Indian rupee, the euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. The Company also uses foreign exchange forward contracts, designated as cash flow hedges, to manage its exposure to foreign denominated contracts, particularly the Norwegian kroner ("NOK").

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

The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of the Financial Accounting Standards Board's ("FASB") authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2020 and 2019, the Company had no unrecognized tax positions. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2020 and 2019, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

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

In 2015, the Company, Mr. Lindblad, the Chief Executive Officer and President of the Company, and National Geographic Society entered into an agreement where Mr. Lindblad agreed to grant National Geographic Society an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the Tour Operator Agreement and an Alliance and License Agreement between the Company and National Geographic. The Company recorded a $13.8 million long-term asset for the license agreement that was amortized over the agreements life. During March 2019, National Geographic Society exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired shares from Mr. Lindblad. See Note 13 – Related Party Transactions for more details.

Loan Receivable

In December 2019, the Company and Ulstein Verft AS (“Ulstein Verft”) amended the National Geographic Resolution construction agreement. The amended agreement provides for a $4.0 million loan to Ulstein Verft, with repayment to be 112% of the principle loan balance, due on maturity in December 2023. The agreement provides that, if the National Geographic Resolution is delivered early, as determined by the expedited delivery schedule per the agreement, that all or a portion of the loan will be considered as a delivery bonus and forgiven, as determined by the agreement. The Company incurred approximately $0.1 million in legal fees related to this loan that were capitalized and will be amortized to interest expense, net over the life of the loan. This receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses for the period ended December 31, 2020. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the years ended December 31, 2020 and 2019. The roll-forward of the loan receivable balance is as follows:

Loan Receivable
(In thousands)
Balance as of January 1, 2020	$4,084
Accrued Interest	161
Amortization of deferred interest	(25)
Balance as of December 31, 2020	$4,220

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

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock is accounted for as a temporary equity instrument, presented on the consolidated balance sheets in the temporary equity section. The redemption or conversion of the preferred stock into shares of the Company’s common stock is not solely controlled by the Company. At the six-year anniversary of the issuance, the holders have the right to require the Company to repurchase their redeemable convertible preferred stock. The redeemable convertible preferred stock is convertible into the Company’s common stock (i) any time at the holder’s election, (ii) at the six-year anniversary of the issuance of those shares not redeemed at the request of the holder, or (iii) after the third anniversary of the issuance by the Company under certain circumstances.

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

In  March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that  may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until  December 31, 2022. The Company expects to adopt this ASU and is currently reviewing its agreements impacted by the reference rate reform. The Company does not expect the adoption of this ASU to have a material impact to the Company’s financial statements.

In  August 2020, the FASB issued ASU 2020-06, Debt–Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this ASU address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and address convertible instruments with conversion features, as well as other items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2021, early adoption is permitted for fiscal years beginning after  December 15, 2020, and must be adopted at the beginning of an entities’ fiscal year. The Company will adopt this ASU as required and does not expect it to have a material impact to the Company’s financial statements.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share is computed using the two-class method related to its Preferred Stock. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred shares based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and previously outstanding warrants, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the year ended December 31, 2020, the Company incurred a net loss from operations, therefore 1.0 million restricted shares, 0.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock as of December 31, 2020, were excluded from dilutive potential common shares for the periods as they are anti-dilutive, and basic and diluted net loss per share are the same for the period. As of December 31, 2018, 10,088,074 warrants to purchase common stock at a price of $11.50 per share were outstanding.

For the years ended December 31, 2020, 2019 and 2018, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2020	2019	2018
(In thousands, except share and per share data)
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	$(98,737)	$16,353	$11,352
Series A redeemable convertible preferred stock dividend	1,705	-	-
Non-cash deemed dividend to warrant holders	-	2,654	-
Undistributed (loss) earnings available to stockholders	$(100,442)	$13,699	$11,352

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	49,737,129	47,440,788	45,378,188
Dilutive potential common shares	-	245,141	313,908
Dilutive potential options	-	66,831	45,834
Dilutive potential warrants	-	1,673,803	602,124
Total weighted average shares outstanding, diluted	49,737,129	49,426,563	46,340,054

Undistributed (loss) earnings per share available to stockholders:
Basic	$(2.01)	$0.29	$0.25
Diluted	$(2.01)	$0.28	$0.24

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	As of December 31,
	2020	2019
(In thousands)
Vessels and improvements	$649,286	$494,282
Furniture and equipment	14,687	14,322
Leasehold improvements	1,425	1,425
Total property and equipment, gross	665,398	510,029
Less: Accumulated depreciation	(182,725)	(152,239)
Property and equipment, net	$482,673	$357,790

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2020, 2019 and 2018 was $30.5 million, $24.2 million and $19.0 million, respectively.

For the year ended December 31, 2020, the Company had $155.5 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $149.5 million for the two new polar ice-class vessels, the National Geographic Endurance, which was launched during March 2020, and the National Geographic Resolution, scheduled for delivery in the fourth quarter 2021. For the year ended December 31, 2019, the Company had $96.0 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $72.7 million for the two new polar ice-class vessels. The Company began to capitalize interest in January 2018 for the first of its two new polar ice-class vessels, the National Geographic Endurance, and in February 2019 for the National Geographic Resolution. The capitalized interest has been, and will continue to be, added to the historical cost of the assets and depreciated over their useful lives beginning upon the vessel’s completion. For the year ended December 31, 2020 and 2019, the Company recognized $3.3 million and $3.7 million, respectively, in capitalized interest in property and equipment, net on the accompanying consolidated balance sheets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill carrying value as of December 31, 2020 and 2019 was $22.1 million and is related to the acquisition of Natural Habitat.

The carrying amounts and accumulated amortization of the Company’s intangibles, net are as follows:

	As of December 31,
	2020				2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$2,900	$(902)	$1,998	10.3	$2,900	$(709)	$2,191
Customer Lists	3,300	(3,080)	220	1.0	3,300	(2,420)	880
Operating rights	6,529	(3,930)	2,599	3.6	6,529	(3,204)	3,325
Total intangibles, net	$12,729	$(7,912)	$4,817	6.3	$12,729	$(6,333)	$6,396

The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015, as a result of changes to the laws regarding cupos in the Galapagos National Park. See Note 2 – Summary of Significant Policies, Intangible Assets for a description of, and rationale for, amortizing operating rights. Amortization expense for each of the years ended December 31, 2020, 2019 and 2018 was $1.6 million.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2021	$1,139
2022	919
2023	919
2024	617
2025	193
Thereafter	1,030
$4,817

NOTE 6 — LONG-TERM DEBT

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months. On May 1, 2020, the promissory note was amended, changing the maturity date of the principal payments to be due in three equal installments with the first payment paid on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

Credit Facility

On March 27, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of the Company’s prior secured credit facility. The Amended Credit Agreement provided for a $200.0 million senior secured term facility (the “Term Facility”), maturing March 27, 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. During March 2020, we drew down the entire Revolving Facility which matures in March 2023.

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

On August 7, 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% has been added to the term loan and revolving credit facilities and certain covenants have been amended to be more restrictive. Borrowings under the Term Facility, as amended, bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 4.75%, for an aggregated rate of 5.50% as of December 31, 2020.

On December 10, 2020, the Company amended its term loan and revolving credit facilities to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85,000,000, maturing on December 11, 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). The Main Street Loan shall bear interest at a rate per annum of LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.24% as of December 31, 2020. Interest shall be paid-in-kind for the first year after the effective date of the Third Amendment and the principal shall amortize at a rate of 15% in each of the third and fourth years after the effective date of the Third Amendment, with the remaining amounts to be paid at maturity. The Company may voluntarily prepay the Main Street Loan at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

During March 2020, the Company drew $45.0 million against the Revolving Facility as a reserve for general corporate purposes and other expense needs due to the uncertainty related to the COVID-19 pandemic. Borrowings under the Revolving Facility mature March 2023 and, as amended, bear interest at an adjusted ICE Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 3.00%, for an aggregated rate of 3.75% as of December 31, 2020.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require the Company to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Amended Credit Agreement, for the trailing 12-month period of 5.0 to 1.0 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness the Company may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount the Company may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. The net leverage ratios covenant of the Company’s Amended Credit Agreement has been waived through June 2021. As of December 31, 2020, the Company was in compliance with the covenants currently in effect.

Export Credit Agreements

On January 8, 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS (together with Citi, the “Lenders”). Pursuant to the Export Credit Agreement, the Company borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Endurance, delivered in March 2020. Seventy percent of the loan is guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.4 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, for an aggregated rate of 3.22% over the borrowing period covering December 31, 2020. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The loan is secured by a first priority mortgage over the National Geographic Endurance and the assignment of related insurances. The Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company. In addition to paying interest on any outstanding loans under the facility, the Company is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs.

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders have agreed to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The loan will amortize quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. Additionally, 70% percent of the loan will be guaranteed by Garantiinstituttet for Eksportkreditt, the official export credit agency of Norway. The Company incurred approximately $2.6 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. In September 2019 and April 2020, the Company drew approximately $30.5 million and $30.6 million, respectively, under the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.24% over the borrowing period covering December 31, 2020. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

During June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.

The Export Credit Agreement and the Second Export Credit Agreement contain financial covenants that, among other things, require us to maintain a total net leverage ratio of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00, thereafter. The total net leverage ratio is defined under the covenants as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA , as defined in the Export Credit Agreement and the Second Export Credit Agreement, for the trailing 12-month period. The net leverage ratio covenants of the Company’s Export Credit Agreement and the Second Export Credit Agreement have been suspended through June 2021. As of December 31, 2020, the Company was in compliance with the covenants currently in effect.

Long-Term Debt Outstanding

As of December 31, 2020 and 2019, long-term debt and other borrowing arrangements consisted of:

	As of December 31, 2020			As of December 31, 2019
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$1,684	$-	$1,684	$2,525	$-	$2,525
Revolving Facility	45,000	(341)	44,659	-	-	-
Credit Facility	280,993	(9,492)	271,501	197,000	(9,704)	187,296
1st Senior Secured Credit Agreement	107,695	(1,784)	105,911	-	-	-
2nd Senior Secured Credit Agreement	61,120	(2,261)	58,859	30,476	(2,229)	28,247
Total long-term debt	496,492	(13,878)	482,614	230,001	(11,933)	218,068
Less current portion	(11,255)	-	(11,255)	(4,525)	-	(4,525)
Total long-term debt, non-current	$485,237	$(13,878)	$471,359	$225,476	$(11,933)	$213,543

Future minimum principal payments of long-term debt are as follows:

Year	Amount (a)
(In thousands)
2021	$11,255
2022	19,153
2023	63,311
2024	18,311
2025	304,449
Thereafter	80,013
$496,492

_______________

(a)	Future minimum payments related to the Company's Second Export Credit Agreement are based on its $61.1 million principal outstanding as of December 31, 2020 and the scheduled delivery date of the National Geographic Resolution during the fourth quarter 2021.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded deferred financing costs of $4.5 million, $2.4 million and $6.5 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method.

For the years ended December 31, 2020, 2019 and 2018, deferred financing costs charged to interest expense were $2.1 million, $1.9 million and $1.9 million, respectively.

Letters of Credit

As of December 31, 2020 and 2019, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2021.

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

	Interest Rate Caps	Corporate Debt
Trade date and borrowing date	May 29, 2018	March 27, 2018
Effective date	September 27, 2018	Not applicable
Termination date	May 31, 2023	March 31, 2025
Notional amount	$100,000,000	$100,000,000
Fixed interest rate (plus spread)	3.00% May 1, 2019 until maturity	Not applicable
Variable interest rate	1 month LIBOR	1 month LIBOR + 3.50%
Settlement	Monthly on last day of each month	Monthly on last day of each month
Interest payment dates	Monthly on last day of each month	Monthly on last day of each month
Reset dates	Last day of each month	Last day of each month

Changes in the fair value of this interest rate cap are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815 and ASU 2017-12. The Company does not expect any gains or losses currently recorded in accumulated other comprehensive income related to the interest rate caps to be recognized in earnings over the next 12 months. The cost of the interest rate cap will be amortized to interest expense over its life, from the effective date through termination date.

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to the NOK, related to the Company’s contract to purchase the new polar ice-class vessel, the National Geographic Resolution, see Note 9 – Commitments and Contingencies for more information on the vessel purchase. The cost of the foreign exchange forward contracts will be amortized to interest expense over their lives, from the effective date through settlement dates.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the year ended December 31, 2020. The Company reclassified $5.3 million and $1.6 million losses, net of tax, from other comprehensive income (loss) to earnings for the years ended December 31, 2020 and 2019, respectively, due to the maturity of a cash flow hedge and the hedged item. The Company estimates that approximately $2.0 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to the maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of December 31, 2020:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	85,776

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of December, 31
	2020		2019
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$2,008	$-	$4,459
Interest rate cap (b)	-	-	138	-
Total	$-	$2,008	$138	$4,459
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$953	$-	$459	$70
Total	$953	$-	$459	$70

__________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

The effects of derivatives recognized in the Company’s consolidated financial statements were as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(2,832)	$(5,062)	$-
Interest rate cap (b)	(247)	(572)	(671)

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	554	1,718	(2,175)
Total	$(2,525)	$(3,916)	$(2,846)

__________

(a)

For the year ended December 31, 2020, $5.3 million was recognized as a loss on foreign currency in the consolidated statements of operations, and $2.4 million, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity. For the year ended December 31, 2019, $1.6 million was recognized as a loss on foreign currency in the consolidated statements of operations, and $3.4 million, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the years ended December 31, 2020, 2019 and 2018, a gain of $0.6 million, a gain of $1.7 million, and of a loss of $2.2 million, respectively, was recognized in gain (loss) on foreign currency.

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Domestic	$(46,490)	$455	$(13,015)
Foreign	(63,455)	20,483	25,183
Total	$(109,945)	$20,938	$12,168

The income tax provisions are comprised of the following:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$-	$-	$191
State	6	22	(14)
Foreign - Other	2	682	578
Total current	8	704	755
Deferred
Federal	(8,959)	1,325	937
State	(481)	379	(1,161)
Foreign - Other	(373)	(218)	85
Total deferred	(9,813)	1,486	(139)
Income tax expense (benefit)	$(9,805)	$2,190	$616

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2020	2019	2018
Tax provision at statutory rate – federal	21.0%	21.0%	21.0%
Tax provision at effective state and local rates	0.4%	1.9%	(9.6%)
Foreign tax rate differential	(10.5%)	(16.5%)	(12.8%)
Subpart F income	0.0%	3.4%	22.7%
Nondeductible expenses	(0.1%)	0.4%	0.2%
Uncertain tax provisions	0.0%	(2.2%)	(0.4%)
Valuation allowance	(2.2%)	2.8%	(11.9%)
Prior period adjustments	0.3%	(0.1%)	(3.2%)
Stock compensation	0.0%	(0.2%)	(0.8%)
Tax credits	0.0%	0.0%	(0.1%)
Total effective income tax rate	8.9%	10.5%	5.1%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands and Ecuador are subject to US Federal, US state and Ecuadorian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2020	2019
Net operating loss carryforward	$26,113	$14,810
Property and equipment	(19,138)	(18,546)
Disallowed interest carryforward	3,283	2,136
Valuation allowance	(4,592)	(2,136)
Stock-based compensation	171	116
Intangibles	(535)	(716)
Other	237	63
Deferred tax (liabilities) assets	$5,539	$(4,273)

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

The Company has deferred tax assets related to U.S. loss carryforwards of $98.1 million as of December 31, 2020, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates. In 2018, the Company filed its final tax return in Australia. As a result, it no longer has Australian net operating or capital loss carryforwards, and no corresponding valuation allowance.

As a result of the transition to the territorial tax regime effectuated by the Tax Cuts and Jobs Act enacted in 2017, any potential dividends from the Company’s foreign subsidiaries would no longer be subject to Federal tax in the United States. The Company continue to assert its prior position regarding the repatriation of historical foreign earnings from its Ecuadorian subsidiaries. The Company currently has no intention to remit any additional undistributed earnings of its Ecuadorian subsidiaries in a taxable manner. The Company no longer remains permanently reinvested in the earnings of its Cayman subsidiary. No taxes have been accrued as a result of this change because no taxes are expected to be imposed by either the United States or the Cayman Islands upon such a remittance.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Beginning of year	$-	$298	$421
Current year positions	-	-	-
Prior year positions	-	(298)	(123)
End of year	$-	$-	$298

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020, 2019 and 2018, interest and penalties included in income tax expense were not significant.

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Natural Habitat Contingent Arrangement

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended in May 2020. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option that under certain conditions, and subject to providing notice by January 31, 2024, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2023. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

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

The Company elected the income classification-excess adjustment and accretion method for recognizing changes in the redemption value of Mr. Bressler’s put option. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the fair value of the of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the fair value of the noncontrolling interest, are treated as a decrease to net income available to common stockholders. The fair value of Mr. Bressler’s put option was determined using a discounted cash flow model. The redemption value was adjusted to its present value using the Company’s weighted average cost of capital.

At December 31, 2020, the fair value of the noncontrolling interest was less than the present value of the put option redemption value, and the Company recorded a $7.2 million adjustment, which decreased the carrying amount of redeemable noncontrolling interest and increased the Company’s retained earnings. At December 31, 2019, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the Company recorded a $7.2 million adjustment, which increased the carrying amount of redeemable noncontrolling interest and reduced the Company’s retained earnings. Prior to the year ended December 31, 2019, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the differences between the present value of the put option redemption value and the carrying amount of the redeemable noncontrolling interest had been deemed immaterial.

	For the years ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$16,112	$6,502	$6,302
Net (loss) income attributable to noncontrolling interest	(1,403)	2,395	200
Fair value adjustment of put option	(7,215)	7,215	-
Balance December 31,	$7,494	$16,112	$6,502

In connection with the acquisition of Natural Habitat, Mr. Bressler has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the Final Year Equity Value of Natural Habitat, as defined in Mr. Bressler's employment agreement, exceeds $25.0 million, effective as of December 31, 2023, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions.

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. As of December 31, 2020, the Company’s remaining weighted average operating lease terms were approximately 52 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2020 is as follows:

(In thousands)	Operating Lease Payments

2021	$1,372
2022	1,437
2023	1,324
2024	1,328
2025	592
Present value discount (6% weighted average)	(663)
Total	$5,390

Lease expense was approximately $1.8 million, $1.7 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of operations.

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

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic through 2025, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2020, 2019 and 2018 totaled $1.3 million, $5.8 million and $5.0 million, respectively.

The royalty balances payable to National Geographic as of December 31, 2020 and 2019 is $0.0 and $2.2 million, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2020, 2019 and 2018, these fees totaled $0.2 million, $0.9 million and $0.8 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. The related royalty payments are charged to cost of tours expenses. Royalty expense for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.8 million and $0.7 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2021	$8,600
2022	3,278
Total	$11,878

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

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos who provides advisory and administrative services, and operational support for the Company’s vessels stationed there, the National Geographic Endeavour II and National Geographic Islander. This agreement is in effect through December 31, 2021 and renews annually.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, after consulting legal counsel, there are no outstanding proceedings that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2020, 2019 and 2018, respectively, of employee contributions up to annual maximum of $2,400 for 2020 and 2019, and $2,100 for 2018. For the years ended December 31, 2020, 2019 and 2018, the Company’s benefit plan contributions amounted to $0.4 million, $0.4 million and $0.3 million, respectively. The benefit plan contributions are recorded within general and administrative expenses on the consolidated statements of operations.

NOTE 11 — STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Initial Public Offering and Warrants

In connection with its initial public offering, on May 15, 2013, the Company sold 20,000,000 units at $10.00 per unit, including 2,000,000 units under the underwriters’ over-allotment option, generating gross proceeds of $200.0 million. Each unit consisted of one share of the Company’s common stock, $0.0001 par value and one half of one redeemable warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until July 1, 2013 when separate trading of common stock and warrants began. In connection with the merger with Lindblad Expeditions, Inc. in 2015, the Company forced the separation of the units into the separate components of common stock and warrants. Each whole warrant entitled its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period that commenced thirty days after the completion of the merger and terminating five years thereafter. During the year ended December 31, 2019, 27,311 warrants to purchase the Company's common stock were exercised for cash.

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

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was approximately $2.8 million as of December 31, 2020.

For the year ended December 31, 2020, the Company recorded $1.7 million in accrued dividends for Preferred Stock. As of December 31, 2020, the Preferred Stock could be converted at the option of the holders into approximately 9.1 million shares of the Company’s common stock.

Stock and Warrant Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Since March 2020, the Repurchase Plan has been suspended due to the uncertain impact of the COVID-19 virus. Pursuant to the Repurchase Plan, the Company (i) had repurchased 8,517 shares of common stock for approximately $127,000 during the year ended December 31, 2020, prior to its suspension, (ii) repurchased 1,895 shares of common stock for approximately $23,000 during the year ended December 31, 2019, and (iii) repurchased 568,446 warrants for $0.8 million and 9,030 shares of common stock for $0.1 million in 2018. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2020. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2020 was $12.0 million.

NOTE 12— STOCK-BASED COMPENSATION

In 2017, the Company’s compensation committee approved an employee incentive plan which authorizes restricted time and performance awards and stock options to key employees under the Company’s 2015 Long-Term Incentive Plan.

The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, RSUs and performance-based restricted stock or units in order to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 2.5 million, with approximately 0.3 million shares available as of December 31, 2020. The Company typically settles stock-based awards with newly issued shares.

 Restricted Stock and Restricted Stock Units

Restricted stock is shares of stock granted to an employee, non-employee director or other service providers for which sale is prohibited for a specified period of time. Restricted stock typically vests ratably over a one or three-year period following the date of grant. RSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain vesting conditions are met. RSUs typically vest ratably over a three-year period following the date of grant. The Company does not deliver the shares associated with the RSUs to the employee, non-employee director or other service providers until the vesting conditions are met. The number of shares or units granted are determined based upon the closing price of the Company's common stock on the date of the award.

Performance Stock Units

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

For 2020, 2019 and 2018, the PSUs granted may be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards, if earned, will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of units were determined based upon the closing price of the Company's common stock on the date of the award. The Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number of PSU’s expected to vest.

Market Stock Units

MSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain performance and vesting conditions are met. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and a determined closing price. Each MSU represents the right to receive one share of Company stock multiplied by a performance multiplier or, at the option of the Company, an amount of cash. The number of shares that will eventually be earned and vest may be more or less then the number of MSUs that are awarded, depending on the Company's common stock price. Awards, if earned, will vest after a determined performance period and may be earned at a level ranging from 0%-150% of the number of MSUs granted, depending on performance. The number of units granted were determined based upon the closing price of the Company's common stock on the date of the award.

The Company assessed the applicable metrics related to the MSU grants, estimating the fair value of employee MSU awards and the amount of stock compensation expense using the Monte-Carlo pricing model.

Stock Options

Stock options represent a right to buy a number of shares by the employee, non-employee director or other service providers at a future date, for a pre-set price, or exercise price, for a fixed period of time. Stock options generally vest over one to four years, with a term of ten years. Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted under the 2015 Plan were estimated using the following assumptions:

Stock Option Grants
11/11/2020
Stock price	$10.84
Exercise price	$10.84
Dividend yield	0.00%
Expected volatility	29.08%
Risk-free interest rate	0.98%
Expected term in years	7.00

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

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	87,792	$8.98	778,272	$9.60	-	$-
Granted	88,851	10.27	217,203	11.12	-	-
Vested and released	-	-	(352,116)	9.67	-	-
Forfeited	(13,863)	8.98	(23,633)	9.60	-	-
Balance, December 31, 2018	162,780	9.63	619,726	10.16	-	-
Granted	61,631	15.25	139,168	15.97	-	-
Vested and released	-	-	(413,661)	10.11	-	-
Forfeited	(8,990)	8.98	(3,187)	11.31	-	-
Balance, December 31, 2019	215,421	11.16	342,046	12.47	-	-
Granted	86,783	5.42	648,617	11.22	102,062	8.51
Vested and released	(57,022)	8.98	(213,583)	11.99	-	-
Forfeited	(66,484)	9.69	(35,479)	8.81	-	-
Balance, December 31, 2020	178,698	9.73	741,601	11.70	102,062	8.51

Stock Options

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2018	1,175,424	$3.23	2.4	$7,707,255
Exercised	(955,424)	1.76
Options outstanding as of December 31, 2018	220,000	3.23	7.6	842,000
Exercised	(20,000)	11.26
Options outstanding as of December 31, 2019	200,000	9.47	6.7	1,376,000
Granted	310,000	10.84
Options outstanding as of December 31, 2020	510,000	10.30	8.2	3,476,800

	As of December 31, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	510,000	$10.30	8.2	$3,476,800
Options exercisable	200,000	9.47	5.7	1,530,000

During the year ended December 31, 2020, no stock options were exercised.

Stock-based Compensation Expense

Stock-based compensation expense for 2020, 2019 and 2018 was $2.4 million, $3.6 million and $4.4 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.1 million and $0.2 million, respectively. As of December 31, 2020, unrecognized stock-based compensation expense was $9.5 million. This amount is expected to be recognized over a weighted average period of approximately 3.4 years.

NOTE 13 — RELATED PARTY TRANSACTIONS

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

On May 4, 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $2.5 million. On May 1, 2020, the promissory note was amended changing the maturity date of the principal payments to be due in three equal installments, see Note 6 – Long-term Debt.

 NOTE 14 — SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors.

The Company is primarily an expedition trip operator with operations in two segments, Lindblad and Natural Habitat. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company evaluates the performance of the business based largely on the results of its operating segments. The CODM and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the full year ended December 31, 2020, 2019 and 2018, segment operating results were as follows:

	For the years ended December 31,
	2020	2019	Change	%	2018	Change	%
(In thousands)
Tour revenues:
Lindblad	$69,620	$272,410	$(202,790)	(74%)	$246,334	$26,076	11%
Natural Habitat	12,736	70,681	(57,945)	(82%)	63,400	7,281	11%
Total tour revenues	$82,356	$343,091	$(260,735)	(76%)	$309,734	$33,357	11%
Operating (loss) income:
Lindblad	$(78,573)	$26,203	$(104,776)	NM	$19,798	$6,405	32%
Natural Habitat	(9,825)	6,995	(16,820)	NM	5,540	1,455	26%
Total operating (loss) income	$(88,398)	$33,198	$(121,596)	NM	$25,338	$7,860	31%

Intercompany tour revenues between the Lindblad and Natural Habitat segments eliminated in consolidation and in the presentation above for the years ended December 31, 2020, 2019 and 2018 were $2.4 million, $5.6 million and $3.7 million, respectively.

Depreciation and amortization are included in segment operating income as shown below:

	For the years ended December 31,
	2020	2019	Change	%	2018	Change	%
(In thousands)
Depreciation and amortization:
Lindblad	$30,033	$24,116	$5,917	25%	$19,277	$4,839	25%
Natural Habitat	2,051	1,653	398	24%	1,491	162	11%
Total depreciation and amortization	$32,084	$25,769	$6,315	25%	$20,768	$5,001	24%

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

(In thousands)	As of December 31, 2020	As of December 31, 2019
Total Assets:
Lindblad	$693,849	$471,499
Natural Habitat	63,600	77,159
Total assets	$757,449	$548,658

Intangibles, net:
Lindblad	$2,599	$3,325
Natural Habitat	2,218	3,071
Total intangibles, net	$4,817	$6,396

Goodwill:
Lindblad	$-	$-
Natural Habitat	22,105	22,105
Total goodwill	$22,105	$22,105

NOTE 15 — QUARTERLY FINANCIAL DATA – UNAUDITED

Provided below are selected unaudited quarterly financial data for 2020 and 2019. The information has been derived from the Company’s unaudited condensed consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K and include all adjustments necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

The earnings per share information is calculated independently for each quarter based on the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on factors such as the number of shares in a period that are issued, vest, or repurchased, the Company’s quarterly income levels and its stock’s market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the consolidated statements of operations.

The following is the quarterly financial data for the years ended December 31, 2020 and 2019:

	2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$81,238	$(268)	$1,019	$367	$82,356

Net income	$(2,471)	$(39,923)	$(27,535)	$(30,211)	$(100,140)
Diluted earnings (loss) per share	$(0.04)	$(0.80)	$(0.56)	$(0.59)	$(2.01)

	2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Tour revenues	$89,654	$76,658	$100,983	$75,796	$343,091

Net income (loss)	$15,079	$851	$2,726	$92	$18,748
Diluted earnings (loss) per share	$0.31	$0.02	$(0.01)	$(0.03)	$0.28

NOTE 16 — SUBSEQUENT EVENTS

To further expand our land-based experiential travel offerings and increase our addressable market, on  February 1, 2021, the Company's Natural Habitat subsidiary acquired 80% of the outstanding common stock of Off the Beaten Path, LLC, a land-based travel operator specializing in authentic national park experiences, and on March 3, 2021, acquired 70% of the outstanding common stock of DuVine Cycling & Adventure LLC, an international luxury cycling and adventure company focused on exceptional food and wine experiences, for an aggregate consideration of $8.7 million in cash and $1.8 million in shares of Company stock. The companies acquired are immaterial to the Company’s financial statements, individually or in aggregate.