Form 10-Q
period 2021-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2021-04-30
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2021, 50,126,926 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2021

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,939	$187,531
Restricted cash	22,446	16,984
Marine operating supplies	5,850	5,473
Inventories	2,173	2,168
Prepaid expenses and other current assets	21,135	17,014
Total current assets	215,543	229,170

Property and equipment, net	479,240	482,673
Goodwill	33,652	22,105
Intangibles, net	10,963	4,817
Deferred tax asset	8,340	5,539
Right-to-use lease assets	4,786	5,082
Other long-term assets	7,376	8,063
Total assets	$759,900	$757,449

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$149,290	$120,737
Accounts payable and accrued expenses	20,529	22,341
Lease liabilities - current	1,388	1,475
Long-term debt - current	14,128	11,255
Total current liabilities	185,335	155,808

Long-term debt, less current portion	471,027	471,359
Lease liabilities	3,703	3,915
Other long-term liabilities	90	90
Total liabilities	660,155	631,172

COMMITMENTS AND CONTINGENCIES
Series A redeemable convertible preferred stock, 165,000 shares authorized; 85,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	85,125	83,825
Redeemable noncontrolling interest	10,473	7,494
	95,598	91,319

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 85,000 Series A shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,126,926 and 49,905,512 issued, 50,058,718 and 49,818,676 outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	51,367	48,127
Accumulated deficit	(46,117)	(11,572)
Accumulated other comprehensive loss	(1,108)	(1,602)
Total stockholders' equity	4,147	34,958
Total liabilities, mezzanine equity and stockholders' equity	$759,900	$757,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2021	2020

Tour revenues	$1,780	$81,238

Operating expenses:
Cost of tours	8,279	42,192
General and administrative	13,812	17,226
Selling and marketing	2,506	12,879
Depreciation and amortization	8,249	6,690
Total operating expenses	32,846	78,987

Operating (loss) income	(31,066)	2,251

Other (expense) income:
Interest expense, net	(5,669)	(3,054)
Gain (loss) on foreign currency	70	(3,443)
Other income (expense)	1	(53)
Total other expense	(5,598)	(6,550)

Loss before income taxes	(36,664)	(4,299)
Income tax benefit	(2,801)	(1,828)

Net loss	(33,863)	(2,471)
Net loss attributable to noncontrolling interest	(619)	(537)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(33,244)	(1,934)
Series A redeemable convertible preferred stock dividend	1,301	-

Net loss available to stockholders	$(34,545)	$(1,934)

Weighted average shares outstanding
Basic	49,865,234	49,625,127
Diluted	49,865,234	49,625,127

Undistributed loss per share available to stockholders:
Basic	$(0.66)	$(0.04)
Diluted	$(0.66)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020

Net loss	$(33,863)	$(2,471)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss)	494	(13,399)
Total other comprehensive income (loss)	494	(13,399)
Total comprehensive loss	(33,369)	(15,870)
Less: comprehensive loss attributive to non-controlling interest	(619)	(537)
Comprehensive loss attributable to stockholders	$(32,750)	$(15,333)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of January 1, 2021	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	1,477	-	-	1,477
Issuance of stock for equity compensation plans, net	139,112	-	(7)	-	-	(7)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	494	494
Series A preferred stock dividend	-	-	-	(1,301)	-	(1,301)
Net loss available to stockholders	-	-	-	(33,244)	-	(33,244)
Balance as of March 31, 2021	50,126,926	$5	$51,367	$(46,117)	$(1,108)	$4,147

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2020	49,717,522	$5	$46,271	$81,655	(4,681)	$123,250
Stock-based compensation	-	-	898	-	-	898
Issuance of stock for equity compensation plans, net	49,782	-	(134)	-	-	(134)
Repurchase of shares and warrants	(8,517)	-	(127)	-	-	(127)
Other comprehensive loss, net	-	-	-	-	(13,399)	(13,399)
Redeemable noncontrolling interest	-	-	-	(901)	-	(901)
Net loss available to common stockholders	-	-	-	(1,934)	-	(1,934)
Balance as of March 31, 2020	49,758,787	$5	$46,908	$78,820	$(18,080)	$107,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(33,863)	$(2,471)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,249	6,690
Amortization of National Geographic fee	-	727
Amortization of deferred financing costs and other, net	687	486
Amortization of right-to-use lease assets	(3)	51
Stock-based compensation	1,611	898
Deferred income taxes	(2,801)	(1,828)
(Gain) loss on foreign currency	(70)	3,443
Changes in operating assets and liabilities
Marine operating supplies and inventories	(382)	(239)
Prepaid expenses and other current assets	(2,080)	2,339
Unearned passenger revenues	21,438	4,770
Other long-term assets	675	621
Other long-term liabilities	1,798	(4,411)
Accounts payable and accrued expenses	(2,179)	4,356
Net cash (used in) provided by operating activities	(6,920)	15,432

Cash Flows From Investing Activities
Purchases of property and equipment	(3,800)	(116,732)
Acquisition (net of cash acquired)	(6,872)	-
Net cash used in investing activities	(10,672)	(116,732)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	152,695
Repayments of long-term debt	(500)	(500)
Payment of deferred financing costs	(31)	(61)
Repurchase under stock-based compensation plans and related tax impacts	(7)	(134)
Repurchase of warrants and common stock	-	(127)
Net cash (used in) provided by financing activities	(538)	151,873
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,130)	50,573
Cash, cash equivalents and restricted cash at beginning of period	204,515	109,258

Cash, cash equivalents and restricted cash at end of period	$186,385	$159,831

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$4,146	$3,862
Income taxes	1	12
Non-cash investing and financing activities:
Non-cash preferred share dividend	1,301	-
Shares issued for acquisition	1,770	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of nine owned expedition ships and five seasonal charter vessels under the Lindblad brand, operates land-based eco-conscious expeditions and active nature focused tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands and operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand.

The Company operates the following two reportable business segments:

Lindblad Segment.  The Lindblad segment consists primarily of ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos, Alaska, Baja’s Sea of Cortez, Costa Rica and Panama, and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment.  The Land Experiences segment includes our three primarily land-based brands, Natural Habitat, DuVine and Off the Beaten Path.

●	Natural Habitat offers over 100 different expedition itineraries in more than 45 countries spanning all seven continents. The expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered include safaris in Botswana, grizzly bear adventures in Alaska, polar bear tours in Canada and small-group Galápagos tours. Many of the expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

●

DuVine offers luxury cycling and adventure tours around the world, providing immersive cultural and culinary experiences through thoughtfully designed itineraries led by expert local guides. Offerings primarily include tours throughout Europe, the United States and South America. Examples of DuVine's tours include cycling and culinary tours throughout the Bordeaux and Burgundy wine making regions, Tuscan truffle, porcini and chestnut harvest regions, Napa and Sonoma wine making regions and lakes and volcanos throughout Patagonia. DuVine's trips include top-quality gear and support and are tailored to riders of all abilities with an emphasis on exceptional food and wine experiences, along with boutique accommodations.

●	Off the Beaten Path offers active small-group and private custom journeys around the world. Off the Beaten Path has a long-standing focus on offering unique adventures and experiences throughout the U.S. National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path's small group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific. Examples of international expeditions include hiking through the Dolomites, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly guides.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2020 Annual Report.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company has suspended or rescheduled the majority of its expeditions and trips departing March 16, 2020 through May 31, 2021 and has been working with guests to reschedule travel plans and refund payments, as applicable. The Company has announced plans to resume ship operations beginning June 2021 with expeditions to Alaska and the Galapagos and is working with local health authorities on plans to operate in additional geographies during the second half of the year. As the Company’s ships are currently not in operations, the majority of the fleet is being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. For those ships that are preparing to resume sailing, we have begun to increase crew levels as needed. In accordance with local regulations, the Company offices are closed, and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

The Company continues to adhere to the comprehensive plan it implemented in March 2020 to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. This plan employs a variety of cost reduction and cash preservation measures including significantly reducing ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reducing general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. The Company has also accessed available capital under existing debt facilities and through the issuance of preferred stock, while continuing to explore additional sources of capital and liquidity.

Return to Fleet Operations

The Company has announced plans to resume operations with vaccinated guests in Alaska and the Galapagos in  June 2021 and is working with local health authorities on plans to operate in additional geographies during the second half of the year. The Company believes there are a variety of strategic advantages that enable it to deploy its ships safely and quickly as travel restrictions are lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships should also allow it to efficiently and effectively test its guests and crew prior to boarding. Additionally, the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

Balance Sheet and Liquidity

As of March 31, 2021, the Company had $163.9 million in unrestricted cash and $22.4 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. As of March 31, 2021, the Company had a total debt position of $498.4 million and was in compliance with all of its debt covenants. Following the quarter, in April 2021, the Company drew down an additional $15.5 million under its second senior secured credit agreement in conjunction with its fourth installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During the last twelve months, the Company has taken a variety of steps to strengthen its balance sheet and increase liquidity including:

During April 2020, the Company drew down $30.6 million under its second export credit agreement in conjunction with its third installment payment on the National Geographic Resolution.

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

During August 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan was increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to the term loan and certain covenants have been amended to be more restrictive.

During  August 2020, the Company raised $85.0 million in gross proceeds through the private placement issuance of Redeemable Convertible Series A Preferred Stock that carries a 6% annual dividend, which is payable in kind for two years and, thereafter, in cash or in-kind at the Company’s option. The preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance.

During December 2020, the Company amended its term loan and revolving credit facilities and borrowed an incremental $85.0 million under the amended term loan facility through the Main Street Expanded Loan Facility program established by the Board of Governors of the Federal Reserve System. The incremental borrowing carries an interest rate of LIBOR plus 3.0%, without any LIBOR floor, and matures December 2025 with no early payment restrictions.

The Company estimates its current monthly cash usage to be approximately $10-15 million, including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments. As the Company implements plans to resume operations, the monthly cash usage will increase as it incurs costs in preparation for returning ships to service, spends to market and advertise upcoming expeditions and reinstates furloughed and part-time office staff as needed. The Company also anticipates a significant increase in guest payments as it receives final payments for upcoming expeditions as well as deposits for new reservations for future travel.

The Company has not previously experienced a complete cessation of its operations and, as a consequence, its ability to predict the impact of such cessation on its costs and future prospects is limited. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of the COVID-19 pandemic on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. The estimates for monthly cash usage reflect the Company’s current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on the actions taken to date by the Company, its planned and anticipated actions and its current forecast, the Company believes that it can meet its obligations for the next 12 months from April 30, 2021, the date of this Quarterly Report on Form 10-Q.

Valuation of Goodwill and Trademarks

The effects of the COVID-19 pandemic on the Company’s expected future operating cash flows was an indicator of potential impairment. As a result, the Company performed an analysis of its reporting units’ goodwill for potential impairment as of March 31, 2021. Based on this analysis, there was no impairment of goodwill.

Valuation of Long-lived Assets

The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. As a result, the Company performed an undiscounted cash flow analyses of its long-lived assets for potential impairment as of March 31, 2021. Based on this analysis, there was no impairment to the Company's long-lived assets.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments of this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company adopted this ASU as required, and it has not had, nor is it expected to have, a material impact to the Company’s financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company is currently reviewing its agreements impacted by the reference rate reform and does not expect this ASU to have a material impact to the Company’s financial statements.

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

NOTE 2 — EARNINGS PER SHARE

Earnings per Common Share

Earnings (loss) per common share is computed using the two-class method related to its Preferred Stock. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred shares based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options and previously outstanding warrants, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the three months ended March 31, 2021 and 2020, the Company incurred a net loss from operations, therefore basic and diluted net loss per share are the same for the periods. As of March 31, 2021, 0.9 million restricted shares, 0.5 million options and 9.3 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the period as they were anti-dilutive and basic and diluted net loss per share are the same for the period. As of March 31, 2020, 0.5 million restricted shares and 0.2 million options were excluded from dilutive potential common shares for the period as they were anti-dilutive.

For the three months ended March 31, 2021 and 2020, the Company calculated earnings (loss) per share as follows:

	For the three months ended March 31,
	2021	2020
	(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(33,244)	$(1,934)
Series A redeemable convertible preferred stock dividend	1,301	-
Undistributed loss available to stockholders	$(34,545)	$(1,934)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	49,865,234	49,625,127
Total weighted average shares outstanding, diluted	49,865,234	49,625,127

Undistributed loss per share available to stockholders:
Basic	$(0.66)	$(0.04)
Diluted	$(0.66)	$(0.04)

NOTE 3 — REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheets when received and are subsequently recognized as tour revenue over the duration of the trip. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. The change in contract liabilities within unearned passenger revenues presented in our condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of January 1, 2021	$73,267
Recognized in tour revenues during the period	(1,009)
Additional contract liabilities in period	15,999
Balance as of March 31, 2021	$88,257

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
	2021	2020
Guest ticket revenue:
Direct	57%	41%
National Geographic	0%	18%
Agencies	13%	24%
Affinity	0%	5%
Guest ticket revenue	70%	88%
Other tour revenue	30%	12%
Tour revenues	100%	100%

NOTE 4 — FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the three months ended March 31,
	2021	2020
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$163,939	$137,040
Restricted cash	22,446	22,791
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$186,385	$159,831

Restricted cash consist of the following:

	As of March 31, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$16,924	$13,856
Certificates of deposit and other restricted securities	1,345	1,183
Credit card processor reserves	4,177	1,945
Total restricted cash	$22,446	$16,984

The Company’s prepaid expenses and other current assets consist of the following:

	As of March 31, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Prepaid tour expenses	$10,173	$5,630
Prepaid marketing, commissions and other expenses	3,792	3,504
Prepaid client insurance	2,814	2,283
Prepaid air expense	2,910	3,817
Prepaid port agent fees	738	530
Prepaid corporate insurance	563	1,105
Prepaid income taxes	145	145
Total prepaid expenses	$21,135	$17,014

The Company’s accounts payable and accrued expenses consist of the following:

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
(In thousands)
Accounts payable	$6,729	$5,285
Employee liability	3,613	3,495
Accrued other expense	4,418	5,645
Bonus compensation liability	1,445	2,963
Foreign currency forward contract liability	1,782	2,008
Refunds and commissions payable	1,400	1,803
Travel certificate liability	870	870
Accrued travel insurance expense	270	270
Income tax liabilities	2	2
Total accounts payable and accrued expenses	$20,529	$22,341

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The following is a rollforward of the receivable balance:

For the three months ended March 31, 2021
(In thousands)	(unaudited)
Balance as of January 1, 2021	$4,220
Adjustment for ship building expense	(390)
Accrued interest	36
Amortization of deferred costs	(6)
Balance as of March 31, 2021	$3,860

NOTE 5 — LONG-TERM DEBT

	As of March 31, 2021			As of December 31, 2020
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Note payable	$1,684	$-	$1,684	$1,684	$-	$1,684
Revolving Facility	45,000	(303)	44,697	45,000	(341)	44,659
Credit Facility	281,796	(9,138)	272,658	280,993	(9,492)	271,501
1st Senior Secured Credit Agreement	107,695	(1,734)	105,961	107,695	(1,784)	105,911
2nd Senior Secured Credit Agreement	61,120	(2,046)	59,074	61,120	(2,261)	58,859
Other	1,081	-	1,081	-	-	-
Total long-term debt	498,376	(13,221)	485,155	496,492	(13,878)	482,614
Less current portion	(14,128)	-	(14,128)	(11,255)	-	(11,255)
Total long-term debt, non-current	$484,248	$(13,221)	$471,027	$485,237	$(13,878)	$471,359

For the three months ended March 31, 2021 and 2020, deferred financing costs charged to interest expense were $0.7 million and $0.5 million, respectively.

Credit Facility

In March 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a $200.0 million senior secured term facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured revolving credit facility (the “Revolving Facility”) maturing March 2023, which includes a $5.0 million letter of credit sub-facility. In March 2020, the Company drew $45.0 million against the Revolving Facility as a reserve for general corporate purposes and other expense needs due to the uncertainty related to the COVID-19 pandemic.

In August 2020, the Company amended the Amended Credit Agreement to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the Term Facility was increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the Term Facility and certain covenants were amended to be more restrictive.

In December 2020, the Company amended the Amended Credit Agreement to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing December 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). Interest on the Main Street Loan shall be paid-in-kind for the first year and the principal shall amortize at a rate of 15% in each of the third and fourth years, with the remaining amounts to be paid at maturity. The Company may voluntarily prepay the Main Street Loan at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Term Facility, as amended, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR with a minimum of 0.75%, plus a spread of 4.75%, for an aggregated rate of 5.50% as of December 31, 2020. 125 basis points of the spread are to be paid-in-kind at maturity. Borrowings under the Revolving Facility as amended, bears interest at an adjusted ICE Benchmark administration LIBOR, plus a spread of 3.00%, for an aggregated rate of 3.12% as of March 31, 2020. The Main Street Loan bears interest at a rate per annum adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.20% as of March 31, 2021.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National Geographic Endurance and borrowed $107.7 million under the Export Credit Agreement for final payment. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, for an aggregated rate of 3.18% as of March 31, 2021.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. In September 2019,  April 2020 and April 2021, the Company drew approximately $30.5 million, $30.6 million and $15.5 million, respectively, against the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.19% as of March 31, 2021. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

In  June 2020, the Company amended its export credit agreements to defer approximately $9.0 million in aggregate scheduled amortization payments originally due June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $1.7 million as of March 31, 2021. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payments to be due in equal installments on December 22, 2021 and 2022.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of March 31, 2021, the net leverage ratio covenant of the Company’s Amended Credit Agreement has been waived through June 2021. The Company was in compliance with its covenants in effect as of March 31, 2021.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to Norwegian Kroner ("NOK"), related to the Company’s contract to purchase the new polar ice-class vessel (see Note 12 — Commitments and Contingencies). The cost of the foreign exchange forward contracts will be amortized to interest expense over their lives, from the effective date through settlement dates.

Interest Rate Risk. The Company uses interest rate caps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the period ended March 31, 2021. The Company estimates that approximately $1.8 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of March 31, 2021:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	83,516

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$1,782	$-	$2,008
Total	$-	$1,782	$-	$2,008
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (b)	$1,023	$-	$953	$-
Total	$1,023	$-	$953	$-

(a)	Recorded in accounts payable and accrued expenses, and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815.

The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended March 31,
	(unaudited)
(In thousands)	2021	2020
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(417)	$13,277
Interest rate cap (a)	(77)	122

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (b)	(70)	(3,443)
Total	$(564)	$9,956

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three months ended March 31, 2021, a gain of $0.1 was recognized in gain (loss) on foreign currency. During the three months ended March 31, 2020, a loss of $3.4 million was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreements were comparable to the market as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. In March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2021.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was approximately $2.9 million as of March 31, 2021.

NOTE 8 — STOCK BASED COMPENSATION

The Company is authorized to issue up to 2.5 million shares of common stock under the 2015 Long-Term Incentive Plan to key employees, and as of March 31, 2021, approximately 0.1 million shares were available to be granted. The Company has proposed a new long-term incentive plan for approval at the 2021 annual meeting.

As of March 31, 2021 and December 31, 2020, options to purchase an aggregate of 510,000 shares of the Company’s common stock, with a weighted average exercise price of $10.30, were outstanding. As of March 31, 2021, 200,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.6 million and $0.9 million during the three months ended  March 31, 2021 and 2020, respectively.

2021 Long-Term Incentive Compensation

During the three months ended March 31, 2021, the Company granted 109,921 restricted stock units ("RSUs") with a weighted average grant price of $18.74. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2021, the Company awarded 50,072 market performance share units (“MSUs”) with a weighted average grant price of $18.90. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2024. The number of shares that will eventually be earned and vest may be more or less then the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2024.

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

Other

Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the overall acquisition structure. The profit interest units had a $132.86 per share grant date fair value and are considered vested upon issuance. The Company recorded $0.1 million in stock-based compensation expense related to the value of these profit units for the three months ended March 31, 2021.

NOTE 9 — RELATED PARTY TRANSACTIONS

In May 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note, amended May 2020, to Mr. Bressler, the founder of Natural Habitat. See Note 5 — Long-term Debt for more information.

NOTE 10 — INCOME TAXES

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of March 31, 2021, and December 31, 2020, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2021 and 2020, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three months ended March 31, 2021 was a benefit of 7.6% versus a benefit of 42.5% for the three months ended March 31, 2020, primarily due to the timing of losses in the first quarter and the expected amount of income for the full year 2021 as compared to 2020 due to the impact of the COVID-19 pandemic on the Company's operations.

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

NOTE 11 — ACQUISITIONS

To further expand the Company’s land-based experiential travel offerings and increase its addressable market, on February 1, 2021, the Company acquired, through its Natural Habitat subsidiary, 90.1% of the outstanding common stock of Off the Beaten Path, LLC, a land-based travel operator specializing in authentic national park experiences, and on March 3, 2021, acquired 70% of the outstanding common stock of DuVine Cycling + Adventure LLC, an international luxury cycling and adventure company focused on exceptional food and wine experiences.

The acquisitions had an aggregate purchase price of $10.6 million, including $1.8 million in Company stock at closing. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. Acquisition related cost were approximately $0.4 million and are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021. The financial results of the acquired businesses are immaterial to the Company's financial statements individually or in aggregate. The purchase accounting valuations for the acquisitions are ongoing and have not been completed as of this report date and is subject to change as third-party valuations are finalized. The Company recorded approximately $6.5 million in intangible assets related to tradenames and customer lists and approximately $11.5 million in goodwill related to these acquisitions. The revenue and operating income contributed by the acquisitions during the three months ended March 31, 2021 were immaterial. Following are the pro forma revenue and net loss available to stockholders for the three months ended March 31, 2021 and 2020, had the Company had completed the acquisitions on January 1, 2020.

	For the three months ended March 31,
	2021	2020
(in thousands)	(unaudited)
Revenue	$1,833	$82,764
Net loss available to stockholders	(34,848)	(2,774)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Fleet Expansion

In February 2019, the Company entered into an agreement, which was amended in December 2019, with Ulstein Verft, to construct a second polar ice class vessel, the National Geographic Resolution, with a total purchase price of 1,291.0 million NOK. The purchase price is subject to potential adjustments from contract specifications for variations in speed, dead weight, fuel consumption and delivery date. In March 2019, the Company entered into foreign exchange forward contracts to lock in a purchase price for the second polar ice class vessel of $153.5 million, subject to potential contract specification adjustments. The purchase price is due in installments, with 20% paid shortly after execution of the agreement, 20% paid in September 2019, 20% paid in April 2020 and 10% paid in April 2021. The final 30% is due upon delivery and acceptance of the vessel. In December 2019, the Company and Ulstein Verft amended the National Geographic Resolution construction agreement, providing for an expedited delivery schedule for the vessel and a loan agreement for which all or a portion may be considered as a delivery bonus and forgiven, as determined by the expedited delivery schedule per the agreement. The vessel is scheduled to be delivered in the fourth quarter of 2021.

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

Mr. Lawrence, in a combination of his minority interest and profit interest units, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Lawrence was established in order to provide a formal exit opportunity for Mr. Lawrence and a path to 100% ownership for the Company. Mr. Lawrence has a put option, that under certain conditions and subject to providing notice by October 31, 2025, that enables him, but does not obligate him, to sell his remaining interest in Off the Beaten Path to the Company on December 31, 2025. The Company has a call option, but not an obligation, with an expiration of December 31, 2030, under which it can buy Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 30% noncontrolling interest in DuVine, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Levine was established in order to provide a formal exit opportunity for Mr. Levine and a path to 100% ownership for the Company. Mr. Levine has a put option, that under certain conditions and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company as of December 31, 2025. The Company has call options, but not an obligation, with a first call option to on or after December 31, 2023, expiring December 31, 2025, to acquire an additional 10% of DuVine from Mr. Levine, and a second call option with an expiration of December 31, 2030, under which it can buy Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

Since the redemption of the noncontrolling interests are not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, as such solely due to the passage of time, the redeemable noncontrollable interest should be adjusted to the redemption value via one of two measurement methods. The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the fair value of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the fair value of the noncontrolling interest, are treated as a decrease to net income available to common stockholders.

The fair value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended March 31,
(In thousands)	2021	2020
	(unaudited)
Beginning balance	$7,494	$16,112
Net loss attributable to noncontrolling interest	(619)	(537)
Acquired businesses' noncontrolling interest	3,598	-
Fair value adjustment of put option	-	901
Balance March 31,	$10,473	$16,476

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three months ended March 31, 2021 and 2020 was $0.0 million and $1.2 million, respectively.

The royalty balances payable to National Geographic as of March 31, 2021 and December 31, 2020 were each $0.0 million. If there were any royalty balances they would have been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.0 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2021 are as follows:

For the years ended December 31,	Amount
(In thousands)
2021	$5,421
2022	3,984
Total	$9,405

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

NOTE 13 — SEGMENT INFORMATION

The Company is primarily a specialty cruise and experiential travel operator with operations in two segments, Lindblad and Land Experiences. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker, and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three months ended March 31, 2021 and 2020, operating results were as follows:

	For the three months ended March 31,
	2021	2020	Change	%
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$484	$69,539	$(69,055)	(99%)
Land Experiences	1,296	11,699	(10,403)	(89%)
Total tour revenues	$1,780	$81,238	$(79,458)	(98%)
Operating (loss) income:
Lindblad	$(27,296)	$2,189	$(29,485)	NM
Land Experiences	(3,770)	62	(3,832)	NM
Total operating (loss) income	$(31,066)	$2,251	$(33,317)	NM

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2021	2020	Change	%
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad	$7,867	$6,248	$1,619	26%
Land Experiences	382	442	(60)	(14%)
Total depreciation and amortization	$8,249	$6,690	$1,559	23%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Total Assets:	(unaudited)
Lindblad	$677,920	$698,420
Land Experiences	81,980	59,029
Total assets	$759,900	$757,449

Intangibles, net:
Lindblad	$2,418	$2,599
Land Experiences	8,545	2,218
Total intangibles, net	$10,963	$4,817

Goodwill:
Lindblad	$-	$-
Land Experiences	33,652	22,105
Total goodwill	$33,652	$22,105

For the three months Ended March 31, 2021 and 2020 there were $0.0 million and $2.2 million in intercompany tour revenues between the Lindblad and Land Experiences segments eliminated in consolidation, respectively.

NOTE 14 — SUBSEQUENT EVENT

On April 1, 2021, the Company drew down an additional $15.5 million under its Second Export Credit Agreement in conjunction with its fourth installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

 On April 26, 2021, the Company amended its Amended Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, adjust the annualized EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan, and the Revolving Facility by 50bps, such additional interest to be paid in cash. Certain other covenants under the Amended Credit Agreement continue to be more restrictive during the extended covenant waiver period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations and disruptions to our business and operations related to the novel corona virus COVID-19;

●	the impacts of the novel coronavirus COVID-19 on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of the novel coronavirus COVID-19 on future travel and the cruise and airline industries in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	those risks discussed herein and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

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

Business Overview

We provide expedition cruising, land-based adventure travel and cycling touring experiences, using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is offering life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of nine owned expedition ships and have contracted for a new polar ice class vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021, and operate five seasonal charter vessels under the Lindblad Expeditions Holdings, Inc. (“Lindblad”) brand. Our voyages include destinations such as the Arctic, Antarctic, the Galápagos, Alaska and Baja's Sea of Cortez. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement with National Geographic Partners, LLC (“National Geographic”), whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximized yields. We use our charter inventory as a mechanism to both increase travel options of our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

We operate land-based nature adventure travel expeditions around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet's wild destinations and the animals and people who live there.

Natural Habitat, Inc. (“Natural Habitat”) creates opportunities for adventure and discovery that transform lives with eco-conscious expeditions and nature-focused, small-group tours that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

DuVine Cycling + Adventure Company (“DuVine”) provides international cycling adventures and unforgettable travel experiences, connecting with local character and culture on small, intimate group cycling tours around the world with cycling experts as guides, immersion in local cuisine, accommodations and history. Cycling tours include in the United States, from cycling beneath the shadow of majestic California redwoods to pedaling through farmland on a Vermont bike tour, wine tastings in the world-class vineyards of Napa and Sonoma or farm-to-table renaissance dining, cycling through exotic Costa Rican rainforests, the rocky coasts of Ireland, deep in the vineyards of Spain, or high in the Swiss Alps, exploring the roads of ancient cities and trek the Atlas desert by camel, to bamboo forests and Buddhist temples or pedaling past tea plantations in Kyoto.

Off the Beaten Path, LLC (“Off the Beaten Path”) provides small group travel, led by local, experienced guides, with distinct focus on wildlife, hiking national parks and culture, to change people's lives through exceptional travel. Off the Beaten Path is known for providing distinctive insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, and includes unique trips across Europe, Africa, Australia, Central and South America and the South Pacific, for connecting the heart of the traveler with the soul of the place.

The Company operates two segments including the Lindblad segment, which consists of the operations of our Lindblad brand, and the Land Experiences segment, consisting of our Natural Habitat, DuVine and Off the Beaten Path brands.

First Quarter Highlights

During the first quarter of 2021, we completed the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, and DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences.

COVID-19 Business Update

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we have suspended or rescheduled the majority of Lindblad’s expeditions and trips departing March 16, 2020 through May 31, 2021 and have been working with guests to reschedule travel plans and refund payments, as applicable. We have announced plans to resume ship operations beginning June 2021 with expeditions to Alaska and the Galapagos and are working with local health authorities on plans to operate in additional geographies during the second half of the year. As our ships are currently not in operations, the majority of our fleet is being maintained with minimally required crew on-board to ensure they comply with all necessary regulations and can be fully put back into service quickly as needed. For those ships that are preparing to resume sailing, we have begun to increase crew levels as needed. In accordance with local regulations, our offices are closed, and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We continue to adhere to the comprehensive plan we implemented in March 2020 to mitigate the impact of COVID-19 and preserve and enhance our liquidity position.  This plan employs a variety of cost reduction and cash preservation measures including significantly reducing ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reducing general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. We have also accessed available capital under existing debt facilities and through the issuance of preferred stock, while continuing to explore additional sources of capital and liquidity.

Return to Fleet Operations

We have announced plans to resume operations with vaccinated guests in Alaska and the Galapagos in June 2021 and are working with local health authorities on plans to operate in additional geographies during the second half of the year. We believe there are a variety of strategic advantages that enable us to deploy our ships safely and quickly as travel restrictions are lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships should also allow us to efficiently and effectively test our guests and crew prior to boarding. Additionally, the majority of our expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence. Lastly, our guests are explorers by nature, eager to travel and have historically been very resilient following periods of uncertainty.

Bookings Trends

We have experienced a substantial impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Despite the COVID-19 impact, we still have substantial advanced reservations for future travel. Bookings for the full year 2022 are 39% ahead of the bookings for 2021 as of the same date a year ago and 32% ahead of the bookings for 2020 as of the same date two years ago. We continue to see new bookings for future travel including over $92.0 million since the beginning of 2021 and are receiving significant deposits and final payments for future travel.

For 2021 voyages that have been cancelled or rescheduled, we are offering future travel credits with incremental value or full refunds to our fully paid guests. As of April 24, 2021, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of March 31, 2021, we had $163.9 million in unrestricted cash and $22.4 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. As of March 31, 2021, we had a total debt position of $498.4 million and were in compliance with all of our debt covenants. Following the quarter, in April 2021, we drew down an additional $15.5 million under our second senior secured credit agreement in conjunction with the fourth installment payment on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

During the last twelve months, we have taken a variety of steps to strengthen our balance sheet and increase liquidity including:

During April 2020, we drew down $30.6 million under our second export credit agreement in conjunction with our third installment payment on the National Geographic Resolution.

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

During August 2020, we amended our term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125bps, to be paid-in-kind at maturity, a LIBOR floor of 75bps has been added to the term loan facility and certain covenants were amended to be more restrictive.

During August 2020, we raised $85.0 million in gross proceeds through the private placement issuance of Redeemable Convertible Series A Preferred Stock that carries a 6% annual dividend, which is payable in kind for two years and, thereafter, in cash or in-kind at our option. The preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance.

During December 2020, we amended our term loan and revolving credit facilities and borrowed an incremental $85.0 million under the amended term loan facility through the Main Street Expanded Loan Facility program established by the Board of Governors of the Federal Reserve System. The incremental borrowing carries an interest rate of LIBOR plus 3.0%, without any LIBOR floor, and matures December 2025 with no early payment restrictions.

We estimate our current monthly cash usage to be approximately $10-15 million, including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments. As we implement plans to resume operations, the monthly cash usage will increase as we incur costs in preparation for returning ships to service, spends to market and advertise upcoming expeditions and reinstates furloughed and part-time office staff as needed. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel.

We have not previously experienced a complete cessation of our operations and, as a consequence, our ability to predict the impact of such cessation on our costs and future prospects is limited. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once these restrictions are no longer in place. Our estimates for monthly cash usage reflect our current forecast for operating costs, capital expenditures and expected debt and interest payments. Based on the actions we have taken to date, our planned and anticipated actions and our current forecast, we believe that we can meet our obligations for the next 12 months from April 30, 2021, the date of this Quarterly Report on Form 10-Q.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2021 and 2020;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Gross Yield per Available Guest Night represents tour revenues less insurance proceeds divided by Available Guest Nights.

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

Net Cruise Cost Excluding Fuel represents Net Cruise Cost excluding fuel costs.

Net Yield represents tour revenues less insurance proceeds, commissions and direct costs of other tour revenues.

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

Seasonality

Traditionally, our Lindblad brand tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Natural Habitat, DuVine and Off the Beaten Path are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path and DuVine’s revenues are recorded during the second and third quarters from their summer season tours and cycling adventures.

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands)	2021	2020	Change	%
Tour revenues	$1,780	$81,238	$(79,458)	(98%)

Cost of tours	8,279	42,192	(33,913)	(80%)
General and administrative	13,812	17,226	(3,414)	(20%)
Selling and marketing	2,506	12,879	(10,373)	(81%)
Depreciation and amortization	8,249	6,690	1,559	23%
Operating (loss) income	$(31,066)	$2,251	$(33,317)	NM
Net loss	$(33,863)	$(2,471)	$(31,392)	NM
Undistributed loss per share available to stockholders:
Basic	$(0.66)	$(0.04)	$(0.62)
Diluted	$(0.66)	$(0.04)	$(0.62)

Comparison of the Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020 - Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2021 decreased $79.5 million, or 98%, to $1.8 million compared to $81.2 million for the three months ended March 31, 2020. The Lindblad segment tour revenues decreased by $69.1 million and the Land Experiences segment decreased $10.4 million, primarily as a result of rescheduling nearly all expeditions and trips due to COVID-19 during the first quarter 2021.

Cost of Tours

Total cost of tours for the three months ended March 31, 2021 decreased $33.9 million, or 80%, to $8.3 million compared to $42.2 million for the three months ended March 31, 2020. At the Lindblad segment, cost of tours decreased $27.9 million, due to rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up. At the Land Experiences segment, cost of tours decreased $6.0 million, due to rescheduled trips directly related to COVID-19 during the first quarter 2021.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 decreased $3.4 million, or 20%, to $13.8 million compared to $17.2 million for the three months ended March 31, 2020. At the Lindblad segment, general and administrative expenses decreased $3.0 million from the prior year period due to decreased personnel costs and credit card commissions, partially offset by higher stock-based compensation expense. At the Land Experiences segment, general and administrative expenses decreased $0.4 million, primarily due to a decrease in personnel costs.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2021 decreased $10.4 million, or 81%, to $2.5 million compared to $12.9 million for the three months ended March 31, 2020. At the Lindblad segment, selling and marketing expenses decreased $10.3 million, primarily due to lower commission expenses related to the impact of the COVID-19 on revenue. At the Land Experiences segment, selling and marketing expenses decreased $0.1 million.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2021 increased $1.6 million, or 23%, to $8.2 million, compared to $6.7 million for the three months ended March 31, 2020, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Other Expense

Other expenses for the three months ended March 31, 2021, decreased $1.0 million to $5.6 million from $6.6 million for the three months ended March 31, 2020, primarily due to the following:

●	A $0.1 million gain in foreign currency translation in 2021 compared to a loss of $3.4 million in 2020 due to the strengthening of the U.S dollar primarily in relation to the Canadian dollar.

●

A $2.6 million increase in interest expense, net to $5.7 million in 2021, primarily due to increased borrowings under our term loan facility as part of the Main Street Lending Program, the drawdown of our revolving credit facility and the additional drawdowns under our export credit agreements related to our new builds, the National Geographic Endurance and the National Geographic Resolution, as well as higher rates on our term loan facility and revolving credit facility.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2021	2020	Change	%
Tour revenues:
Lindblad	$484	$69,539	$(69,055)	(99%)
Land Experiences	1,296	11,699	(10,403)	(89%)
Total tour revenues	$1,780	$81,238	$(79,458)	(98%)
Operating (loss) income:
Lindblad	$(27,296)	$2,189	$(29,485)	NM
Land Experiences	(3,770)	62	(3,832)	NM
Total operating (loss) income	$(31,066)	$2,251	$(33,317)	NM
Adjusted EBITDA:
Lindblad	$(17,952)	$10,074	$(28,026)	NM
Land Experiences	(2,868)	504	(3,372)	NM
Total adjusted EBITDA	$(20,820)	$10,578	$(31,398)	NM

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Available Guest Nights	-	51,624
Guest Nights Sold	-	46,050
Occupancy	-	89%
Maximum Guests	-	6,512
Number of Guests	-	5,564
Voyages	-	85

The following table shows the calculations of Gross Yield and Net Yield for the three months ended March 31, 2021 and 2020. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield per Available Guest Night and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2021	2020
Guest ticket revenues	$-	$60,362
Other tour revenue	484	9,177
Tour Revenues	484	69,539
Less: Commissions	(29)	(5,427)
Less: Other tour expenses	(634)	(5,761)
Net Yield	$(179)	$58,351
Available Guest Nights	-	51,624
Gross Yield per Available Guest Night	NM	$1,347
Net Yield per Available Guest Night	NM	1,130

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2021	2020
Operating (loss) income	$(27,296)	$2,189
Cost of tours	7,604	35,521
General and administrative	10,613	13,598
Selling and marketing	1,696	11,983
Depreciation and amortization	7,867	6,248
Less: Commissions	(29)	(5,427)
Less: Other tour expenses	(634)	(5,761)
Net Yield	$(179)	$58,351

The following table shows the calculations of Gross Cruise Cost per Available Guest Night and Net Cruise Costs per Available Guest Night for the three months ended March 31, 2021 and 2020:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2021	2020
Cost of tours	$7,604	$35,521
Plus: Selling and marketing	1,696	11,983
Plus: General and administrative	10,613	13,598
Gross Cruise Cost	19,913	61,102
Less: Commissions	(29)	(5,427)
Less: Other tour expenses	(634)	(5,761)
Net Cruise Cost	19,250	49,914
Less: Fuel Expense	(512)	(2,392)
Net Cruise Cost Excluding Fuel	18,738	47,522
Non-GAAP Adjustments:
Stock-based compensation	(1,477)	(898)
National Geographic fee amortization	-	(727)
Other	-	(12)
Adjusted Net Cruise Cost Excluding Fuel	$17,261	$45,885
Adjusted Net Cruise Cost	$17,773	$48,277
Available Guest Nights	-	51,624
Gross Cruise Cost per Available Guest Night	NM	$1,184
Net Cruise Cost per Available Guest Night	NM	967
Net Cruise Cost Excluding Fuel per Available Guest Night	NM	921
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	NM	889
Adjusted Net Cruise Cost per Available Guest Night	NM	935

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2021 decreased $69.1 million, or 99%, to $0.5 million compared to $69.5 million for the three months ended March 31, 2020. The decrease was a result of rescheduling all expeditions in the first quarter of 2021 due to COVID-19.

Operating Income

Operating income decreased $29.5 million to loss of $27.3 million for the three months ended March 31, 2021 compared to operating income of $2.2 million for the three months ended March 31, 2020. The decrease was a result of rescheduling all expeditions in the first quarter of 2021 due to COVID-19.

Results of Operations – Land Experiences Segment

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Tour Revenues

Tour revenues for the three months ended March 31, 2021 decreased $10.4 million, or 89%, to $1.3 million compared to $11.7 million for the three months ended March 31, 2020, as a result of cancelled and rescheduled trips in the first quarter 2021 due to COVID-19.

Operating Income

An operating loss of $3.8 million was incurred for the three months ended March 31, 2021, compared to operating income of $0.1 million for the three months ended March 31, 2020. The decrease was primarily a result of cancelled and rescheduled expeditions in the first quarter 2021 due to COVID-19.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income (loss) and calculation of consolidated Adjusted EBITDA for the three months ended March 31, 2021 and 2020. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended March 31,
(In thousands)	2021	2020
Net loss	$(33,863)	$(2,471)
Interest expense, net	5,669	3,054
Income tax benefit	(2,801)	(1,828)
Depreciation and amortization	8,249	6,690
Loss (gain) on foreign currency	(70)	3,443
Other expense	(1)	53
Stock-based compensation	1,611	898
National Geographic fee amortization	-	727
Other	386	12
Adjusted EBITDA	$(20,820)	$10,578

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

Lindblad Segment	For the three months ended March 31,
(In thousands)	2021	2020
Operating (loss) income	$(27,296)	$2,189
Depreciation and amortization	7,867	6,248
Stock-based compensation	1,477	898
National Geographic fee amortization	-	727
Other	-	12
Adjusted EBITDA	$(17,952)	$10,074

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2021	2020
Operating (loss) income	$(3,770)	$62
Depreciation and amortization	382	442
Stock-based compensation	134	-
Other	386	-
Adjusted EBITDA	$(2,868)	$504

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing March 16, 2020 through May 31, 2021 and have been working with guests to reschedule travel plans and refund payments, as applicable. Although our Land Experiences segment has operated limited tours during the first quarter 2021 and we are planning to resume ship operations beginning June 2021 with expeditions to Alaska and the Galapagos, the COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be completely lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of March 31, 2021, we had approximately $498.4 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures assuming that our operations resume on the timeline we currently expect. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays with respect to the resumption of our operations.

We estimate our current monthly cash usage to be approximately $10-15 million, including ship and office operating expenses, necessary capital expenditures and interest and principal payments. This excludes guest payments for future travel and cash refunds requested on previously made guest payments. As we implement plans to resume operations, the monthly cash usage will increase as it incurs costs in preparation for returning ships to service, spends to market and advertise upcoming expeditions and reinstates furloughed and part-time office staff as needed. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel.

Sources and Uses of Cash for the Three Months Ended March 31, 2021 and 2020

Net cash used in operating activities was $6.9 million in 2021 compared to net cash provided by operating activities of $15.4 million in 2020, due to the rescheduling of operations due to the COVID-19 pandemic.

Net cash used in investing activities was $10.7 million in 2021 compared to $116.7 million in 2020. The $106.1 million decrease was primarily due to payments for the completion of the National Geographic Endurance during the first quarter 2020, partially offset by the net cash used for the acquisitions of Off the Beaten Path and DuVine during 2021.

Net cash used in financing activities was $0.5 million in 2021 compared to net cash provided by financing activities of $151.9 million in 2020. The $152.4 million decrease in cash provided by financing activities was primarily due to borrowing $107.7 million under the senior secured credit agreement for the final contracted payment of the National Geographic Endurance and a $45.0 million drawdown of our revolving credit facility during the first quarter 2020.

Funding Sources

Debt Facilities

Credit Facility

Our Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), provides a $200.0 million senior secured first lien term loan facility (the “Term Facility”), maturing March 2025, and a $45.0 million senior secured revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. In March 2020, we drew $45.0 million on our Revolving Facility, which matures in March 2023. The Amended Credit Agreement was amended in August 2020 to waive the application of the total net leverage ratio covenant through June 2021 and in December 2020 to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing December 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). In connection with the amendments, the interest rate of the Term Facility was increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the Term Facility and certain covenants were amended to be more restrictive.

The Term Facility (excluding the Main Street Loan), as amended as of March 31, 2021, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 4.75%, for an aggregated rate of 5.50% as of March 31, 2021, and the Revolving Facility bears interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.00%, for an aggregated rate of 3.12% as of March 31, 2021. The Main Street Loan bears interest at a rate per annum of an adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.20% as of March 31, 2021.

In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) makes available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance. The Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.18% as of March 31, 2021, with interest and principal payments due every 90 days from borrowing date, with final principal due January 2032.

Our senior secured credit agreement (the “Second Export Credit Agreement”) makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement bears a variable interest rate equal to three-month LIBOR plus a margin of 3.00% per annum, or 3.19% as of March 31, 2021. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. In September 2019, April 2020 and April 2021, we drew approximately $30.5 million, $30.6 million and $15.5 million, respectively, against the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The final 30% is due upon delivery and acceptance of the vessel.

During 2019, we entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge our exposure to the Norwegian kroner (“NOK”), related to our installment payments under the contract to purchase the National Geographic Resolution.

The Amended Credit Agreement, the Export Credit Agreement and the Second Export Credit Agreement contain financial and restrictive covenants, which were amended in June 2020. As March 31, 2021, the total net leverage ratio covenants of our credit agreements have been waived through June 2021. We were in compliance with our covenants in effect as of March 31, 2021.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. While traditionally we run a working capital deficit, as of March 31, 2021 and December 31, 2020, we had working capital of $30.2 million and $73.4 million, respectively. As of March 31, 2021 and December 31, 2020, we had $163.9 million and $187.5 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2021.

In February 2019, we entered into an agreement with Ulstein Verft to construct a polar ice-class vessel, the National Geographic Resolution, a sister ship of the National Geographic Endurance, with a total purchase price of 1,291.0 million NOK, which was amended in December 2019 to (i) provide a $4 million loan to the builder, to be repaid at 112% of the principle balance on maturity in December 2023, and (ii) an expedited delivery incentive that, if the National Geographic Resolution is delivered early, as determined by the expedited delivery schedule per the agreement, that all or a portion of the of the loan will be considered as a delivery bonus and forgiven. The purchase price is due in installments, with the first 20% paid shortly after execution of the agreement, 50% being paid over the duration of the build and the final 30% due upon delivery and acceptance of the vessel. The vessel is scheduled to be delivered in the fourth quarter of 2021. The new-build process exposes us to certain risks typically associated with new ship construction which we manage through detailed planning and close monitoring by our internal marine team. In September 2019, April 2020, and April 2021, we drew approximately $30.5 million, $30.6 million and $15.5 million, respectively, against the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The final 30% is due upon delivery and acceptance of the vessel. The remaining purchase price will be funded through a combination of available cash, borrowing under our Second Export Credit Agreement and our Revolving Facility and excess cash flows generated by our existing operations.

Off-Balance Sheet Arrangements

In 2019, we entered into a Second Export Credit Agreement as described above.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see our 2020 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2020 Annual Report.

We are exposed to a market risk for interest rates related to our variable rate debt. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 1.0% change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. As of March 31, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2021 was $100.0 million. Based on our March 31, 2021 outstanding variable rate debt balance, a hypothetical 1.0% change in the six-month LIBOR interest rates would impact our annual interest expense by approximately $1.0 million.

As of March 31, 2021, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the three months ended March 31, 2021, we recorded a loss of approximately $0.4 million in other comprehensive income related to these foreign exchange derivatives. The strengthening of the NOK at March 31, 2021 by a hypothetical 10%, would result in an approximately $6.7 million gain being recorded in other comprehensive income. The weakening of the NOK at March 31, 2021 by a hypothetical 10%, would result in an approximately $5.5 million loss being recorded in other comprehensive income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of March 31, 2021, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that there was a material weakness in internal control over financial reporting, as described below under “Description of Material Weakness,” and as a result that our disclosure controls and procedures were not effective as of March 31, 2021.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in our internal control over financial reporting. Notwithstanding this material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Description of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our assessment of our internal controls in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness in internal controls over financial reporting related to having inadequate documentation to evidence the review over certain accounting journal entries and account reconciliations. These control deficiencies, if not remediated, could result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except as described above under Remediation Plan, there was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. We have protection and indemnity insurance that would be expected to cover any damages.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2020 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2021.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2021.

The following table represents information with respect to shares of common stock repurchased under the Repurchase Plan as well as shares withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2021 (a)	387	$17.64	$-	$11,974,787
February 1 through February 28, 2021 (a)	-	-	-	11,974,787
March 1 through March 31, 2021 (a)	86,937	18.87	-	11,974,787
Total	87,324		$-

(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On April 26, 2021, Lindblad Expeditions Holdings, Inc. (the “Company”) amended its Third Amended and Restated Credit Agreement entered into that certain Fifth Amendment to Third Amended and Restated Credit Agreement (the “Amendment”), by and among the Company, the subsidiaries of the company party thereto, as borrowers, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, which amends that certain Third Amended and Restated Credit Agreement, dated as of March 27, 2018 (the “Amended Credit Agreement”), in order to, among other things, extend the waiver of the total net leverage ratio covenant through March 31, 2022, adjust the annualized EBITDA used in the covenant calculation through December 31, 2022 and increase the interest rate spreads of certain tranches of term loans and of revolving borrowings thereunder (such additional interest to be paid in cash). Pursuant to the Amendment, certain other covenants under the Amended Credit Agreement continue to be more restrictive during the extended covenant waiver period.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1	Fifth Amendment to Third Amended and Restated Credit Agreement.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven-Olof Lindblad
Sven-Olof Lindblad
Chief Executive Officer and President