Form 10-Q
period 2021-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2021-08-04
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 26, 2021, 50,139,831 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2021

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$160,081	$187,531
Restricted cash	43,465	16,984
Marine operating supplies	6,258	5,473
Inventories	2,202	2,168
Prepaid expenses and other current assets	27,819	17,014
Total current assets	239,825	229,170

Property and equipment, net	492,756	482,673
Goodwill	33,652	22,105
Intangibles, net	10,678	4,817
Deferred tax asset	10,697	5,539
Right-to-use lease assets	4,510	5,082
Other long-term assets	7,179	8,063
Total assets	$799,297	$757,449

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$203,466	$120,737
Accounts payable and accrued expenses	28,093	22,341
Lease liabilities - current	1,403	1,475
Long-term debt - current	9,361	11,255
Total current liabilities	242,323	155,808

Long-term debt, less current portion	489,880	471,359
Lease liabilities	3,417	3,915
Other long-term liabilities	90	90
Total liabilities	735,710	631,172

COMMITMENTS AND CONTINGENCIES
Series A redeemable convertible preferred stock, 165,000 shares authorized; 85,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	86,445	83,825
Redeemable noncontrolling interest	10,036	7,494
	96,481	91,319

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 85,000 Series A shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,139,831 and 49,905,512 issued, 50,071,623 and 49,818,676 outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	50,777	48,127
Accumulated deficit	(82,733)	(11,572)
Accumulated other comprehensive loss	(943)	(1,602)
Total stockholders' equity	(32,894)	34,958
Total liabilities, mezzanine equity and stockholders' equity	$799,297	$757,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Tour revenues	$15,266	$(268)	$17,047	$80,971

Operating expenses:
Cost of tours	19,391	12,721	27,670	54,913
General and administrative	15,288	9,798	29,100	27,025
Selling and marketing	4,962	3,406	7,467	16,285
Depreciation and amortization	8,213	8,553	16,462	15,243
Total operating expenses	47,854	34,478	80,699	113,466

Operating loss	(32,588)	(34,746)	(63,652)	(32,495)

Other (expense) income:
Interest expense, net	(5,705)	(4,179)	(11,374)	(7,234)
Gain (loss) on foreign currency	199	(3,879)	269	(7,322)
Other income (expense)	2	(62)	4	(113)
Total other expense	(5,504)	(8,120)	(11,101)	(14,669)

Loss before income taxes	(38,092)	(42,866)	(74,753)	(47,164)
Income tax benefit	(2,357)	(2,943)	(5,158)	(4,770)

Net loss	(35,735)	(39,923)	(69,595)	(42,394)
Net loss attributable to noncontrolling interest	(437)	(265)	(1,056)	(801)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(35,298)	(39,658)	(68,539)	(41,593)
Series A redeemable convertible preferred stock dividend	1,318	-	2,622	-

Net loss available to stockholders	$(36,616)	$(39,658)	$(71,161)	$(41,593)

Weighted average shares outstanding
Basic	50,064,152	49,741,635	49,964,693	49,683,381
Diluted	50,064,152	49,741,635	49,964,693	49,683,381

Undistributed loss per share available to stockholders:
Basic	$(0.71)	$(0.80)	$(1.38)	$(0.84)
Diluted	$(0.71)	$(0.80)	$(1.38)	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Net loss	$(35,735)	$(39,923)	$(69,595)	$(42,394)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss)	50	3,930	544	(9,469)
Reclassification adjustment, net of tax	115	5,326	115	5,326
Total other comprehensive income (loss)	165	9,256	659	(4,143)
Total comprehensive loss	(35,570)	(30,667)	(68,936)	(46,537)
Less: comprehensive loss attributive to non-controlling interest	(437)	(265)	(1,056)	(801)
Comprehensive loss attributable to stockholders	$(35,133)	$(30,402)	$(67,880)	$(45,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2021	50,126,926	$5	$51,367	$(46,117)	$(1,108)	$4,147
Stock-based compensation	-	-	1,129	-	-	1,129
Issuance of stock for equity compensation plans, net	12,905	-	(1,719)	-	-	(1,719)
Other comprehensive income, net	-	-	-	-	165	165
Series A preferred stock dividend	-	-	-	(1,318)	-	(1,318)
Net loss available to stockholders	-	-	-	(35,298)	-	(35,298)
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2021	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	2,606	-	-	2,606
Issuance of stock for equity compensation plans, net	152,017	-	(1,726)	-	-	(1,726)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	659	659
Series A preferred stock dividend	-	-	-	(2,622)	-	(2,622)
Net loss available to stockholders	-	-	-	(68,539)	-	(68,539)
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents

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

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(69,595)	$(42,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,462	15,243
Amortization of National Geographic fee	-	727
Amortization of deferred financing costs and other, net	1,525	972
Amortization of right-to-use lease assets	2	101
Stock-based compensation	2,740	1,601
Deferred income taxes	(5,158)	(4,817)
(Gain) loss on foreign currency	(269)	7,322
Changes in operating assets and liabilities
Marine operating supplies and inventories	(819)	(257)
Prepaid expenses and other current assets	(9,643)	5,342
Unearned passenger revenues	76,747	(18,037)
Other long-term assets	862	277
Other long-term liabilities	3,336	(730)
Accounts payable and accrued expenses	5,648	(2,112)
Net cash provided by (used in) operating activities	21,838	(36,762)

Cash Flows From Investing Activities
Purchases of property and equipment	(25,239)	(152,031)
Acquisition (net of cash acquired)	(7,177)	-
Net cash used in investing activities	(32,416)	(152,031)

Cash Flows From Financing Activities
Proceeds from long-term debt	15,484	183,339
Repayments of long-term debt	(1,014)	(1,000)
Payment of deferred financing costs	(3,135)	(96)
Repurchase under stock-based compensation plans and related tax impacts	(1,726)	(351)
Repurchase of warrants and common stock	-	(127)
Net cash provided by financing activities	9,609	181,765
Net decrease in cash, cash equivalents and restricted cash	(969)	(7,028)
Cash, cash equivalents and restricted cash at beginning of period	204,515	109,258

Cash, cash equivalents and restricted cash at end of period	$203,546	$102,230

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$8,571	$7,971
Income taxes	1	60
Non-cash investing and financing activities:
Non-cash preferred share dividend	2,622	-
Shares issued for acquisition	1,770	-

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

The Company operates the following two reportable business segments:

Lindblad Segment.  The Lindblad segment consists primarily of ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos, Alaska, Baja’s Sea of Cortez and Panama and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

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

●

Off the Beaten Path offers active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout the U.S. National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path's small group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific. Examples of international expeditions include hiking through the Dolomites, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly guides.

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

Return to Fleet Operations and COVID-19 Business Update

The Company resumed ship operations in June 2021 and as of July 31, 2021 had eight of its nine vessels providing expeditions to guests. During June 2021, the Company launched three ships in Alaska and another in the Galapagos and following the quarter, the Company resumed operations on the majority of its remaining vessels with additional ships launching in Alaska and the Galapagos, as well as Iceland. The Company continues to work with local authorities on plans to operate in additional geographies during the second half of the year. As the COVID-19 virus effects travel restrictions in various locations around the world, the Company also continues to work with its guests to reschedule travel plans and refund payments, as applicable, for those expeditions and trips that the Company is not able to operate.

The Company believes there are a variety of strategic advantages that enable it to deploy its ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships also allows it to efficiently and effectively test its guests and crew prior to boarding. All ship crew and staff have been fully vaccinated. Additionally, the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

While the Company’s ships were not in operations, the majority of the fleet was being maintained with minimally required crew on-board to ensure they complied with all necessary regulations and could be fully put back into service quickly as needed. Ahead of launching each ship, crew levels were increased as necessary to prepare each vessel for operations as well as for crew training and vaccinations. The Company offices primarily remain closed, and most employees are working remotely to maintain general business operations, provide assistance to existing and potential guests and maintain information technology systems.

The Company continues to adhere to the comprehensive plan implemented in March 2020 to mitigate the impact of COVID-19 and preserve and enhance its liquidity position. Prior to resuming operations, this plan employed a variety of cost reduction and cash preservation measures including significantly reducing ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reducing general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. The Company also accessed available capital under existing debt facilities and through the issuance of preferred stock, while continuing to explore additional sources of capital and liquidity. With the majority of operations resuming, operating costs are ramping back up, but given the continued uncertainty around COVID-19 and given that guest counts have not yet returned to traditional levels, the Company continues to minimize expenditures as appropriate.

Balance Sheet and Liquidity

As of June 30, 2021, the Company had $160.1 million in unrestricted cash and $43.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of June 30, 2021, the Company had a total debt position of $514.7 million and was in compliance with all of its debt covenants.

Since the beginning of the COVID-19 pandemic, the Company has taken a variety of steps to strengthen its balance sheet and increase liquidity including:

In April 2020 the Company drew down $30.6 million and in April 2021 the Company drew down $15.5 million under its second export credit agreement in conjunction with its third and fourth installment payments on the National Geographic Resolution, scheduled for delivery in the fourth quarter of 2021.

In May 2020, the Company amended its $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

In June 2020, the Company amended its export credit agreements to defer scheduled amortization payments from June 2020 through March 2021 and suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenant through March 31, 2022, increase the interest rate spreads of the export credit facilities by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting in March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

In August 2020, the Company amended its term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan was increased by 125 basis points, to be paid-in-kind at maturity, a LIBOR floor of 75 basis points was added to the term loan and certain covenants were amended to be more restrictive. During April 2021, the Company further amended its term loan and revolving credit facilities to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the term loan, excluding the Main Street Loan, and the revolving credit facility by an additional 50 basis points. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

In  August 2020, the Company raised $85.0 million in gross proceeds through the private placement issuance of Redeemable Convertible Series A Preferred Stock that carries a 6% annual dividend, which is payable in kind for two years and, thereafter, in cash or in-kind at the Company’s option. The preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance.

In December 2020, the Company amended its term loan and revolving credit facilities and borrowed an incremental $85.0 million under the amended term loan facility through the Main Street Expanded Loan Facility program established by the Board of Governors of the Federal Reserve System. The incremental borrowing carries an interest rate of LIBOR plus 3.0%, without any LIBOR floor, and matures December 2025 with no early payment restrictions.

As the Company continues to ramp up operations, its monthly cash usage will increase as it incurs costs in operating expeditions, preparing additional ships for return to service, spending to market and advertise upcoming expeditions and trips and reinstating remaining furloughed and part-time office staff as needed. The Company also anticipates a significant increase in guest payments as it receives final payments for upcoming expeditions and trips, as well as deposits for new reservations for future travel. Given the dynamic nature of the COVID-19 pandemic, the Company cannot reasonably estimate the potential impacts the pandemic will have on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once restrictions are no longer in place. Based on the actions taken to date by the Company, its planned and anticipated actions and its current forecast, the Company believes that it can meet its obligations for the next 12 months from August 4, 2021, the date of this Quarterly Report on Form 10-Q.

Valuation of Long-lived Assets

The effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. As a result, the Company performed an undiscounted cash flow analysis of its long-lived assets for potential impairment as of June 30, 2021. Based on this analysis, there was no impairment to the Company's long-lived assets.

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

For the three and six months ended June 30, 2021 and 2020, the Company incurred a net loss from operations, therefore basic and diluted net loss per share are the same for the periods. For the three and six months ended June 30, 2021, approximately 0.8 million restricted shares, 1.5 million options and 9.4 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive. For the three and six months ended  June 30, 2020, 0.3 million restricted shares and 0.2 million options were excluded from dilutive potential common shares for the periods as they are anti-dilutive.

For the three and six months ended June 30, 2021 and 2020, the Company calculated earnings (loss) per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(35,298)	$(39,658)	$(68,539)	$(41,593)
Series A redeemable convertible preferred stock dividend	1,318	-	2,622	-
Undistributed loss available to stockholders	$(36,616)	$(39,658)	$(71,161)	$(41,593)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	50,064,152	49,741,635	49,964,693	49,683,381
Total weighted average shares outstanding, diluted	50,064,152	49,741,635	49,964,693	49,683,381

Undistributed loss per share available to stockholders:
Basic	$(0.71)	$(0.80)	$(1.38)	$(0.84)
Diluted	$(0.71)	$(0.80)	$(1.38)	$(0.84)

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

Contract Liabilities
(In thousands)
Balance as of January 1, 2021	$73,267
Recognized in tour revenues during the period	(3,531)
Additional contract liabilities in period	71,098
Balance as of June 30, 2021	$140,834

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	59%	0%	58%	42%
National Geographic	11%	0%	10%	18%
Agencies	19%	0%	19%	24%
Affinity	2%	0%	2%	5%
Guest ticket revenue	91%	0%	89%	89%
Other tour revenue	9%	0%	11%	11%
Tour revenues	100%	0%	100%	100%

NOTE 4 — FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the six months ended June 30,
	2021	2020
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$160,081	$80,897
Restricted cash	43,465	21,333
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$203,546	$102,230

Restricted cash consists of the following:

	As of June 30, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$32,277	$13,856
Credit card processor reserves	9,992	1,945
Certificates of deposit and other restricted securities	1,196	1,183
Total restricted cash	$43,465	$16,984

The Company’s prepaid expenses and other current assets consist of the following:

	As of June 30, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Prepaid tour expenses	$14,591	$5,630
Prepaid marketing, commissions and other expenses	3,961	3,504
Prepaid client insurance	3,990	2,283
Prepaid air expense	3,447	3,817
Prepaid port agent fees	1,303	530
Prepaid corporate insurance	383	1,105
Prepaid income taxes	144	145
Total prepaid expenses	$27,819	$17,014

The Company’s accounts payable and accrued expenses consist of the following:

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
(In thousands)
Accounts payable	$9,115	$5,285
Accrued other expense	6,203	5,645
Employee liability	3,940	3,495
Bonus compensation liability	2,978	2,963
Refunds and commissions payable	2,568	1,803
Foreign currency forward contract liability	1,782	2,008
Travel certificate liability	870	870
Accrued travel insurance expense	505	270
Royalty payable	130	-
Income tax liabilities	2	2
Total accounts payable and accrued expenses	$28,093	$22,341

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended  June 30, 2021. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that  may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the three or six months ended  June 30, 2021. The following is a rollforward of the loan receivable balance:

For the six months ended June 30, 2021
(In thousands)	(unaudited)
Balance as of January 1, 2021	$4,220
Adjustment for ship building expense	(390)
Legal invoices deferred	43
Accrued interest	72
Amortization of deferred costs	(35)
Balance as of June 30, 2021	$3,910

NOTE 5 — LONG-TERM DEBT

	As of June 30, 2021			As of December 31, 2020
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Credit Facility	$282,669	$(10,388)	$272,281	$280,993	$(9,492)	$271,501
1st Senior Secured Credit Agreement	107,695	(2,221)	105,474	107,695	(1,784)	105,911
2nd Senior Secured Credit Agreement	76,604	(2,607)	73,997	61,120	(2,261)	58,859
Revolving Facility	45,000	(265)	44,735	45,000	(341)	44,659
Note payable	1,684	-	1,684	1,684	-	1,684
Other	1,070	-	1,070	-	-	-
Total long-term debt	514,722	(15,481)	499,241	496,492	(13,878)	482,614
Less current portion	(9,361)	-	(9,361)	(11,255)	-	(11,255)
Total long-term debt, non-current	$505,361	$(15,481)	$489,880	$485,237	$(13,878)	$471,359

For the three and six months ended June 30, 2021, deferred financing costs charged to interest expense were $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2020, deferred financing costs charged to interest expense were $0.5 million and $1.0 million, respectively.

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

In August 2020, the Company amended the Amended Credit Agreement to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the Term Facility was increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the Term Facility and certain covenants were amended to be more restrictive. During April 2021, the Company further amended its Amended Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenant through March 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan, and the Revolving Facility by 50 basis points. Certain other covenants under the Amended Credit Agreement continue to be more restrictive during the extended covenant waiver period.

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

The Term Facility, as amended, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of June 30, 2021. 125 basis points of the spread are to be paid-in-kind at maturity. Borrowings under the Revolving Facility as amended, bears interest at an adjusted ICE Benchmark administration LIBOR, plus a spread of 3.50%, for an aggregated rate of 3.60% as of June 30, 2021. The Main Street Loan bears interest at a rate per annum adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.15% as of June 30, 2021.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National Geographic Endurance and borrowed $107.7 million under the Export Credit Agreement for final payment. The Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 3.62% over the borrowing period covering June 30, 2021.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. In September 2019,  April 2020 and April 2021, the Company drew approximately $30.5 million, $30.6 million and $15.5 million, respectively, against the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 3.62% over the borrowing period covering June 30, 2021. After completion of the vessel, the Second Export Credit Agreement, at the Company’s option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum.

In June 2020, the Company amended its export credit agreements to defer scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenant through March 31, 2022, increase the interest rate spreads of the export credit facilities by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting in March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $1.7 million as of June 30, 2021. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payments to be due in equal installments on December 22, 2021 and 2022.

Covenants

The Company’s Amended Credit Agreement, Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of June 30, 2021, the net leverage ratio covenant of the Company’s Amended Credit Agreement has been waived through March 2022. The Company was in compliance with its covenants in effect as of June 30, 2021.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the period ended June 30, 2021. The Company reclassified $0.1 million from other comprehensive income (loss) to earnings for the period ended June 30, 2020 due to the maturity of a cash flow hedge and the hedged item. The Company estimates that approximately $0.1 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months due to maturity of the cash flow hedge and the hedged item. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of June 30, 2021:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	57,913

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$1,673	$-	$2,008
Total	$-	$1,673	$-	$2,008
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (b)	$1,033	$-	$953	$-
Total	$1,033	$-	$953	$-

(a)	Recorded in accounts payable and accrued expenses.
(b)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	(unaudited)		(unaudited)
(In thousands)	2021	2020	2021	2020
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(79)	$(9,272)	$(496)	$4,005
Interest rate cap (b)	(86)	16	(163)	138

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	-	1,447	(80)	(1,996)
Total	$(165)	$(7,809)	$(739)	$2,147

(a)

For the three and six months ended June 30, 2021, $0.1 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and a $0.0 million and a $0.4 million gain, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity. For the three and six months ended June 30, 2020, $5.3 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and a $3.9 million gain and a $9.3 million loss, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and six months ended June 30, 2021, a loss of $0.0 million and $0.1 million, respectively, were recognized in gain (loss) on foreign currency. During the three and six months ended June 30, 2020, a gain of $1.4 million and a loss of $2.0 million was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreements were comparable to the market as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. All repurchases were made using cash resources. In March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2021.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was approximately $2.9 million as of June 30, 2021. For the three and six months ended June 30, 2021, the Company recorded $1.3 million and $2.6 million, respectively, in accrued dividends for Preferred Stock. As of June 30, 2021, the Preferred Stock could be converted at the option of the holders into approximately 9.4 million shares of the Company’s common stock.

NOTE 8 — STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in June 2021. As of June 30, 2021, approximately 3.9 million shares were available to be granted under the Plan.

As of June 30, 2021 and December 31, 2020, options to purchase an aggregate of 1.5 million and 510,000 shares of the Company’s common stock, respectively, with a weighted average exercise price of $14.37 and $10.30, respectively, were outstanding. As of June 30, 2021, 188,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.1 million and $2.6 million during the three and six months ended  June 30, 2021, respectively, and $0.7 million and $1.6 million during the three and six months ended  June 30, 2020, respectively.

2021 Long-Term Incentive Compensation

During the six months ended June 30, 2021, the Company granted 170,870 restricted stock units ("RSUs") with a weighted average grant price of $18.22. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the six months ended June 30, 2021, the Company awarded 50,072 market performance share units (“MSUs”) with a weighted average grant price of $18.90. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2024. The number of shares that will eventually be earned and vest may be more or less then the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2024.

As a new grant under his compensation agreement, the Company granted to Mr. Berle, the Company’s new Chief Executive Officer, 1.0 million options on May 10, 2021 and, after Mr. Berle purchased a required amount of the Company’s common stock in the open market, as specified in this compensation agreement, granted 58,452 RSUs on June 3, 2021. The options were granted with an exercise price of $16.38, and vest ratably over five years. The RSUs were granted with a weighted average grant price of $17.33 and vest ratably over five years.

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

Other

Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the acquisition. The profit interest units had a $132.86 per share grant date fair value and are considered vested upon issuance. The Company recorded $0.1 million in stock-based compensation expense related to the value of these profit units for the six months ended June 30, 2021, included in the Company’s total stock-based compensation disclosed above.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of June 30, 2021, and December 31, 2020, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and six months ended June 30, 2021 and 2020, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three and six months ended June 30, 2021 was a benefit of 6.2% and 6.9%, respectively, versus a benefit of 6.9% and 10.1% for the three and six months ended June 31, 2020, respectively, primarily due to the timing of losses in the first quarter and the expected amount of income for the full year 2021 as compared to 2020 due to the impact of the COVID-19 pandemic on the Company's operations.

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

The acquisitions had an aggregate purchase price of $10.6 million, including $1.8 million in Company stock at closing. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. Acquisition related cost were approximately $0.4 million and are included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2021. The purchase accounting valuations for the acquisitions are ongoing and have not been completed as of this report date and is subject to change as third-party valuations are finalized. The Company preliminarily recorded approximately $6.5 million in intangible assets related to tradenames and customer lists and approximately $11.5 million in goodwill related to these acquisitions, which could be subject to possible adjustment when the valuations have been completed. The acquired businesses contributed aggregate revenue of $3.2 million and $3.5 million during the three and six months ended June 30, 2021, respectively, while their aggregate net loss contributed for the three and six months ended June 30, 2021 was immaterial to the Company's financial statements. Following are pro forma revenue and net loss available to stockholders for the three and six months ended June 30, 2021 and 2020, assuming the Company had completed the acquisitions on January 1, 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)	(unaudited)		(unaudited)
Revenue	$15,266	$(65)	$17,100	$82,699
Net loss available to stockholders	(36,616)	(40,118)	(71,464)	(42,892)

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

Mr. Lawrence, through a combination of his original minority interest and the profit interest units he received, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Lawrence was established in order to provide a formal exit opportunity for Mr. Lawrence and a path to 100% ownership for the Company. Mr. Lawrence has a put option, that under certain conditions and subject to providing notice by October 31, 2025, that enables him, but does not obligate him, to sell his remaining interest in Off the Beaten Path to the Company on December 31, 2025. The Company has a call option, but not an obligation, with an expiration of December 31, 2030, under which it can buy Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 30% noncontrolling interest in DuVine, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Levine was established in order to provide a formal exit opportunity for Mr. Levine and a path to 100% ownership for the Company. Mr. Levine has a put option, that under certain conditions and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company as of December 31, 2025. The Company has call options, but not an obligation, with a first call option to on or after December 31, 2023, expiring December 31, 2025, acquire an additional 10% of DuVine from Mr. Levine, and a second call option with an expiration of December 31, 2030, under which it can buy Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Beginning balance	$10,473	$16,476	$7,494	$16,112
Net loss attributable to noncontrolling interest	(437)	(265)	(1,056)	(801)
Acquired businesses' noncontrolling interest	-	-	3,598	-
Fair value adjustment of put option	-	(6,241)	-	(5,341)
Balance June 30,	$10,036	$9,970	$10,036	$9,970

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and six months ended June 30, 2021 was $0.1 million and $0.1 million, respectively, and $0.1 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

The royalty balance payable to National Geographic as of June 30, 2021 and December 31, 2020 was $0.1 and $0.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.0 million and $0.1 million for the three and six months ended June 30, 2021, respectively, and for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2021 are as follows:

For the years ended December 31,	Amount
(In thousands)
2021	$1,748
2022	6,142
Total	$7,890

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

NOTE 13 — SEGMENT INFORMATION

The Company is primarily a specialty cruise and experiential travel operator with operations in two reportable segments, Lindblad and Land Experiences. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and six months ended June 30, 2021 and 2020, operating results for the Company’s reportable segments were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
(In thousands)	(unaudited)				(unaudited)
Tour revenues:
Lindblad	$6,680	$(22)	$6,702	NM	$7,164	$69,517	$(62,353)	NM
Land Experiences	8,586	(246)	8,832	NM	9,883	11,454	(1,571)	NM
Total tour revenues	$15,266	$(268)	$15,534	NM	$17,047	$80,971	$(63,924)	NM
Operating (loss) income:
Lindblad	$(31,038)	$(31,641)	$603	2%	$(58,335)	$(29,452)	$(28,883)	(98)%
Land Experiences	(1,550)	(3,105)	1,555	50%	(5,317)	(3,043)	(2,274)	(75)%
Total operating loss	$(32,588)	$(34,746)	$2,158	6%	$(63,652)	$(32,495)	$(31,157)	(96)%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
(In thousands)	(unaudited)				(unaudited)
Depreciation and amortization:
Lindblad	$7,823	$7,939	$(116)	(1)%	$15,690	$14,188	$1,502	11%
Land Experiences	390	614	(224)	(36)%	772	1,055	(283)	(27%)
Total depreciation and amortization	$8,213	$8,553	$(340)	(4)%	$16,462	$15,243	$1,219	8%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of June 30, 2021	As of December 31, 2020
Total Assets:	(unaudited)
Lindblad	$701,301	$698,420
Land Experiences	97,996	59,029
Total assets	$799,297	$757,449

Intangibles, net:
Lindblad	$2,237	$2,599
Land Experiences	8,441	2,218
Total intangibles, net	$10,678	$4,817

Goodwill:
Lindblad	$-	$-
Land Experiences	33,652	22,105
Total goodwill	$33,652	$22,105

For the three and six months ended June 30, 2021 there were no intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation. For the three and six months ended  June 30, 2020, there were $0.0 million and $2.2 million in intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation, respectively.

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

DuVine Cycling + Adventure Company (“DuVine”) provides international cycling adventures and unforgettable travel experiences, connecting with local character and culture on small, intimate group cycling tours around the world with cycling experts as guides, immersion in local cuisine, accommodations and history. Cycling tours include in the United States, from cycling beneath the California redwoods to pedaling through farmland on a Vermont bike tour, wine tastings in the world-class vineyards of Napa and Sonoma or farm-to-table renaissance dining, cycling through exotic Costa Rican rainforests, the rocky coasts of Ireland, deep in the vineyards of Spain, or high in the Swiss Alps, exploring the roads of ancient cities and trek the Atlas desert by camel, to bamboo forests and Buddhist temples or pedaling past tea plantations in Kyoto.

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

2021 Highlights

We resumed ship operations in June 2021 and as of July 31, 2021 had eight of our nine vessels providing expeditions to guests. During June 2021, we launched three ships in Alaska and another in the Galapagos and, following the quarter, we resumed operations on the majority of our remaining vessels with additional ships launching in Alaska and the Galapagos, as well as Iceland.

During June 2021, we amended our export credit facilities to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million, extend the effective suspension of the total net leverage ratio covenant through March 2022, increase the interest rate spreads for the export credit facilities by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred tranches will amortize quarterly over three years starting in March 2022.

During April 2021, we further amended our amended credit agreement to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan, and the Revolving Facility by 50 basis points, such additional interest to be paid in cash. Certain other covenants under the amended credit agreement continue to be more restrictive during the extended covenant waiver period.

During the first quarter of 2021, we completed the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, and DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences.

Return to Fleet Operations and COVID-19 Business Update

We resumed ship operations in June 2021 and, as of July 31, 2021, had eight of our nine vessels providing expeditions to guests. During June 2021, we launched three ships in Alaska and another in the Galapagos and, following the quarter, we resumed operations on the majority of our remaining vessels with additional ships launching in Alaska and the Galapagos, as well as Iceland. We continue to work with local authorities on plans to operate in additional geographies during the second half of the year. As the COVID-19 virus effects travel restrictions in various locations around the world, we also continue to work with our guests to reschedule travel plans and refund payments, as applicable, for those expeditions and trips that we are not able to operate due to local restrictions.

We believe there are a variety of strategic advantages that enable us to deploy our ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships also allows us to efficiently and effectively test our guests and crew prior to boarding. All ship crew and staff members have been fully vaccinated. Additionally, the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

While our ships were not in operations, the majority of the fleet was being maintained with minimally required crew on-board to ensure they complied with all necessary regulations and could be fully put back into service quickly as needed. Ahead of launching each ship, crew levels were increased as necessary to prepare each vessel for operations as well as for crew training and vaccinations. Our offices primarily remain closed, and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

We continue to adhere to the comprehensive plan we implemented in March 2020 to mitigate the impact of COVID-19 and preserve and enhance our liquidity position. Prior to resuming operations, this plan employed a variety of cost reduction and cash preservation measures including significantly reducing ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reducing general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. We also accessed available capital under existing debt facilities and through the issuance of preferred stock. With the majority of operations resuming, operating costs are ramping back up, but given the continued uncertainty around COVID-19 and given that guest counts have not yet returned to traditional levels, we continue to minimize expenditures as appropriate.

Bookings Trends

We have experienced a substantial negative impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Despite the COVID-19 impact, we still have substantial advanced reservations for future travel. Bookings for the full year 2022 are 36% ahead of the bookings for 2021 as of the same date a year ago and 37% ahead of the bookings for 2020 as of the same date two years ago. We continue to see new bookings for future travel including over $174.0 million since the beginning of 2021 and are receiving significant deposits and final payments for future travel.

For 2021 voyages that have been cancelled or rescheduled, we are offering future travel credits or full refunds to our fully paid guests. As of August 3, 2021, the majority of guests have opted for future travel credits.

Balance Sheet and Liquidity

As of June 30, 2021, we had $160.1 million in unrestricted cash and $43.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of June 30, 2021, we had a total debt position of $514.7 million and were in compliance with all of our debt covenants.

Since the beginning of the COVID-19 pandemic, we have taken a variety of steps to strengthen our balance sheet and increase liquidity including:

In April 2020, we drew down $30.6 million and in April 2021 we drew down $15.5 million under our second export credit agreement in conjunction with our third and fourth installment payments on the National Geographic Resolution.

In May 2020, we amended our $2.5 million promissory note, changing the maturity date of the principal payments to be due in three equal installments, with the first payment due on December 22, 2020, the second due on December 22, 2021 and the final payment due on December 22, 2022.

In June 2020, we amended our export credit agreements to defer scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, we further amended our export credit facilities to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million, extend the effective suspension of the total net leverage ratio covenant through March 2022, increase the interest rate for the export credit facilities by 50 basis points and annualize EBITDA used in the covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting in March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

In August 2020, we amended our term loan and revolving credit facilities to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased by 125 basis points, to be paid-in-kind at maturity, a LIBOR floor of 75 basis points has been added to the term loan facility and certain covenants were amended to be more restrictive. During April 2021, we further amended our term loan and revolving credit agreement to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, annualized EBITDA used in our covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan, and the Revolving Facility by 50 basis points, such additional interest to be paid in cash. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

In August 2020, we raised $85.0 million in gross proceeds through the private placement issuance of Redeemable Convertible Series A Preferred Stock that carries a 6% annual dividend, which is payable in kind for two years and, thereafter, in cash or in-kind at our option. The preferred stock is convertible into shares of Lindblad common stock at a conversion price of $9.50 per share, representing a premium of 23% to Lindblad’s 30-day trading volume weighted average price on the date of issuance.

In December 2020, we amended our term loan and revolving credit facilities and borrowed an incremental $85.0 million under the amended term loan facility through the Main Street Expanded Loan Facility program established by the Board of Governors of the Federal Reserve System. The incremental borrowing carries an interest rate of LIBOR plus 3.0%, without any LIBOR floor, and matures December 2025 with no early payment restrictions.

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating expeditions, preparing additional ships for return to service, spending to market and advertise upcoming expeditions and trips and instating remaining furloughed and part-time office staff as needed. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the potential impacts the pandemic will have on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be lifted and what the demand for expedition travel will be once restrictions are no longer in place. Based on our actions taken to date, our planned and anticipated actions and our current forecast, we believe that we can meet our obligations for the next 12 months from August 4, 2021, the date of this Quarterly Report on Form 10-Q.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and six months ended June 30, 2021 and 2020;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

●

Other tour revenues from the sale of pre- or post-expedition excursions, hotel accommodations, air transportation to and from the ships and excursions, goods and services rendered onboard that are not included in guest ticket prices, trip insurance, and cancellation fees.

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

Results of Operations - Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2021	2020	Change	%	2021	2020	Change	%
Tour revenues	$15,266	$(268)	$15,534	NM	$17,047	$80,971	$(63,924)	NM

Cost of tours	19,391	12,721	6,670	52%	27,670	54,913	(27,243)	(50)%
General and administrative	15,288	9,798	5,490	56%	29,100	27,025	2,075	8%
Selling and marketing	4,962	3,406	1,556	46%	7,467	16,285	(8,818)	(54)%
Depreciation and amortization	8,213	8,553	(340)	(4)%	16,462	15,243	1,219	8%
Operating loss	$(32,588)	$(34,746)	$2,158	6%	$(63,652)	$(32,495)	$(31,157)	(96)%
Net loss	$(35,735)	$(39,923)	$4,188	10%	$(69,595)	$(42,394)	$(27,201)	(64)%
Undistributed loss per share available to stockholders:
Basic	$(0.71)	$(0.80)	$0.09		$(1.38)	$(0.84)	$(0.54)
Diluted	$(0.71)	$(0.80)	$0.09		$(1.38)	$(0.84)	$(0.54)

Comparison of the Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020 - Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2021 increased $15.5 million to $15.3 million for the three months ended June 30, 2021. The Lindblad segment tour revenues increased by $6.7 million, and the Land Experiences segment increased $8.8 million, primarily as a result of restarting certain expeditions and trips during the second quarter of 2021 and the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Tour revenues for the six months ended June 30, 2021 decreased $63.9 million to $17.0 million, compared to $81.0 million for the six months ended June 30, 2020. The Lindblad segment tour revenues decreased by $62.4 million, primarily as a result of cancelled, disrupted and rescheduled expeditions due to COVID-19 during 2020. At the Land Experiences segment, tour revenues decreased $1.6 million over the prior year period, primarily related to cancelled, disrupted and rescheduled trips due to COVID-19, partially offset by the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Cost of Tours

Total cost of tours for the three months ended June 30, 2021 increased $6.7 million, or 52%, to $19.4 million compared to $12.7 million for the three months ended June 30, 2020. At the Lindblad segment, cost of tours increased $2.7 million, due to the restart of certain expeditions during June 2021. At the Land Experiences segment, cost of tours increased $4.0 million, due to operating additional trips during the second quarter of 2021 and the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Total cost of tours for the six months ended June 30, 2021 decreased $27.2 million, or 50%, to $27.7 million, compared to $54.9 million for the six months ended June 30, 2020. At the Lindblad segment, cost of tours decreased $25.3 million, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19, partially offset by costs associated with the addition of the National Geographic Endurance to our fleet in March 2020. At the Land Experiences segment, cost of tours decreased $2.0 million, primarily due to cancelled, disrupted and rescheduled trips due to COVID-19, partially offset by the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 increased $5.5 million, or 56%, to $15.3 million compared to $9.8 million for the three months ended June 30, 2020. At the Lindblad segment, general and administrative expenses increased $3.0 million from the prior year period primarily due to increased credit card commissions due to the strong booking environment, higher personnel costs associated with restarting operations and increased stock-based compensation expense. At the Land Experiences segment, general and administrative expenses increased $2.3 million, primarily due to increased personnel costs related to operating additional trips and the inclusion of the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

General and administrative expenses for the six months ended June 30, 2021 increased $2.1 million, or 8%, to $29.1 million compared to $27.0 million for the six months ended June 30, 2020. At the Lindblad segment, general and administrative expenses were flat compared to prior year. At the Land Experiences segment, general and administrative expenses increased $1.9 million, primarily due to the inclusion of the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2021 increased $1.6 million, or 46%, to $5.0 million, compared to $3.4 million for the three months ended June 30, 2020. At the Lindblad segment, selling and marketing expenses increased $0.4 million as increased advertising spend was partially offset by lower commissions. At the Land Experiences segment, selling and marketing expenses increased $1.2 million, primarily due to increased marketing spend related to the operating additional trips, and the inclusion of the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Selling and marketing expenses for the six months ended June 30, 2021 decreased $8.8 million, or 54%, to $7.5 million, compared to $16.3 million for the six months ended June 30, 2020. At the Lindblad segment, selling and marketing expenses decreased $9.9 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue. At the Land Experiences segment, selling and marketing expenses increased $1.1 million, primarily due to increased advertising related to operating additional trips, and the inclusion of the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2021 decreased $0.3 million, or 4%, to $8.2 million, compared to $8.6 million for the three months ended June 30, 2020.

Depreciation and amortization expenses for the six months ended June 30, 2021 increased $1.2 million, or 8%, to $16.5 million, compared to $15.2 million for the six months ended June 30, 2020, primarily due to a full six months of depreciation of the National Geographic Endurance which was added to the fleet in March 2020.

Other Expense

Other expenses for the three months ended June 30, 2021, decreased $2.6 million to $5.5 million from $8.1 million for the three months ended June 30, 2020, primarily due to the following:

●

A $0.2 million gain in foreign currency translation in 2021, compared to a loss of $3.9 million in 2020 which was due primarily to $5.3 million loss on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution in 2020.

●

A $1.5 million increase in interest expense, net to $5.7 million in 2021, primarily due to increased borrowings under our term loan facility as part of the Main Street Lending Program, and the additional drawdowns under our export credit agreements related to the National Geographic Resolution, as well as higher rates on our term loan and revolving credit facilities.

Other expenses, for the six months ended June 30, 2021, decreased $3.6 million to $11.1 million from $14.7 million for the six months ended June 30, 2020, primarily due to the following:

●

A $0.3 million gain in foreign currency translation in 2021, compared to a $7.3 million loss in foreign currency translation in 2020 which was primarily due to a loss of $5.3 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution in 2020.

●

A $4.1 million increase in interest expense, net to $11.4 million in 2021, primarily due to increased borrowings under our term loan facility as part of the Main Street Lending Program, the drawdown of our revolving credit facility and the additional drawdowns under our export credit agreements related to our new builds, the National Geographic Endurance and the National Geographic Resolution, as well as higher rates on our term loan and revolving credit facilities.

Results of Operations – Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2021	2020	Change	%	2021	2020	Change	%
Tour revenues:
Lindblad	$6,680	$(22)	$6,702	NM	$7,164	$69,517	$(62,353)	NM
Land Experiences	8,586	(246)	8,832	NM	9,883	11,454	(1,571)	NM
Total tour revenues	$15,266	$(268)	$15,534	NM	$17,047	$80,971	$(63,924)	NM
Operating (loss) income:
Lindblad	$(31,038)	$(31,641)	$603	2%	$(58,335)	$(29,452)	$(28,883)	(98)%
Land Experiences	(1,550)	(3,105)	1,555	50%	(5,317)	(3,043)	(2,274)	(75)%
Total operating loss	$(32,588)	$(34,746)	$2,158	6%	$(63,652)	$(32,495)	$(31,157)	(96)%
Adjusted EBITDA:
Lindblad	$(21,832)	$(22,986)	$1,154	5%	$(39,785)	$(12,911)	$(26,874)	(208)%
Land Experiences	(1,121)	(2,491)	1,370	55%	(3,985)	(1,988)	(1,997)	(100)%
Total adjusted EBITDA	$(22,953)	$(25,477)	$2,524	10%	$(43,770)	$(14,899)	$(28,871)	(194)%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Available Guest Nights	6,270	-	6,270	51,624
Guest Nights Sold	4,920	-	4,920	46,050
Occupancy	78%	-	78%	89%
Maximum Guests	1,029	-	1,029	6,512
Number of Guests	818	-	818	5,564
Voyages	14	-	14	85

The following table shows the calculations of Gross Yield and Net Yield for the three and six months ended June 30, 2021 and 2020. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield per Available Guest Night and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2021	2020	2021	2020
Guest ticket revenues	$5,762	$(11)	$5,762	$60,351
Other tour revenue	918	(11)	1,402	9,166
Tour Revenues	6,680	(22)	7,164	69,517
Less: Commissions	(515)	(1,835)	(543)	(7,262)
Less: Other tour expenses	(432)	(953)	(1,066)	(6,713)
Net Yield	$5,733	$(2,810)	$5,555	$55,542
Available Guest Nights	6,270	-	6,270	51,624
Gross Yield per Available Guest Night	$1,065	NM	$1,143	$1,347
Net Yield per Available Guest Night	914	NM	886	1,076

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Operating loss	$(31,038)	$(31,641)	$(58,335)	$(29,452)
Cost of tours	14,835	12,182	22,440	47,702
General and administrative	11,479	8,297	22,092	21,895
Selling and marketing	3,581	3,201	5,277	15,184
Depreciation and amortization	7,823	7,939	15,690	14,188
Less: Commissions	(515)	(1,835)	(543)	(7,262)
Less: Other tour expenses	(432)	(953)	(1,066)	(6,713)
Net Yield	$5,733	$(2,810)	$5,555	$55,542

The following table shows the calculations of Gross Cruise Cost and Net Cruise Costs for the three and six months ended June 30, 2021 and 2020:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2021	2020	2021	2020
Cost of tours	$14,835	$12,182	$22,440	$47,702
Plus: Selling and marketing	3,581	3,201	5,277	15,184
Plus: General and administrative	11,479	8,297	22,092	21,895
Gross Cruise Cost	29,895	23,680	49,809	84,781
Less: Commissions	(515)	(1,835)	(543)	(7,262)
Less: Other tour expenses	(432)	(953)	(1,066)	(6,713)
Net Cruise Cost	28,948	20,892	48,200	70,806
Less: Fuel Expense	(1,011)	(931)	(1,523)	(3,323)
Net Cruise Cost Excluding Fuel	27,937	19,961	46,677	67,483
Non-GAAP Adjustments:
Stock-based compensation	(1,129)	(703)	(2,606)	(1,601)
National Geographic fee amortization	-	-	-	(727)
Other	(293)	(13)	(680)	(25)
Adjusted Net Cruise Cost Excluding Fuel	$26,515	$19,245	$43,391	$65,130
Adjusted Net Cruise Cost	$27,526	$20,176	$44,914	$68,453

Comparison of Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2021 increased $6.7 million to $6.7 million. The increase was a result of restarting certain expeditions during the second quarter of 2021 compared with cancelling, disrupting and rescheduling all expeditions due to COVID-19 during the second quarter of 2020.

Tour revenues for the six months ended June 30, 2021 decreased $62.4 million to $7.2 million, compared to $69.5 million for the six months ended June 30, 2020. The decrease was primarily driven by additional cancelled, disrupted and rescheduled expeditions due to COVID-19 during 2021.

Operating Loss

Operating loss decreased $0.6 million to loss of $31.0 million for the three months ended June 30, 2021 compared to operating loss of $31.6 million for the three months ended June 30, 2020. The decrease was a result of restarting certain expeditions during the second quarter of 2021 compared with cancelling, disrupting and rescheduling all expeditions due to COVID-19 during the second quarter of 2020.

Operating loss increased $28.8 million to a loss of $58.3 million for the six months ended June 30, 2021, compared to a loss of $29.5 million for the six months ended June 30, 2020. The increase was primarily driven by lower revenue from cancelled, disrupted and rescheduled voyages due to COVID-19 and costs associated with adding the National Geographic Endurance to the fleet in March 2020.

Results of Operations – Land Experiences Segment

Comparison of Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020

Tour Revenues

Tour revenues for the three months ended June 30, 2021 increased $8.8 million to $8.6 million, primarily as a result of operating additional trips during the second quarter 2021 and the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Tour revenues for the six months ended June 30, 2021 decreased $1.6 million to $9.9 million compared to $11.5 million for the six months ended June 30, 2020, due primarily to cancelled, disrupted and rescheduled expeditions due to COVID-19, partially offset by the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Operating Loss

An operating loss of $1.5 million was incurred for the three months ended June 30, 2021, compared to operating loss of $3.1 million for the three months ended June 30, 2020. The lower operating loss was primarily a result of operating additional trips during the second quarter of 2021. The second quarter of 2021 also included the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Operating loss for the six months ended June 30, 2021 increased $2.3 million to a loss of $5.3 million compared to a loss of $3.0 million for the six months ended June 30, 2020. The increase was primarily a result of cancelled, disrupted and rescheduled expeditions due to COVID-19. The second quarter of 2021 also included the operations of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation to net income (loss) and calculation of consolidated Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(35,735)	$(39,923)	$(69,595)	$(42,394)
Interest expense, net	5,705	4,179	11,374	7,234
Income tax benefit	(2,357)	(2,943)	(5,158)	(4,770)
Depreciation and amortization	8,213	8,553	16,462	15,243
Loss (gain) on foreign currency	(199)	3,879	(269)	7,322
Other expense	(2)	62	(4)	113
Stock-based compensation	1,129	703	2,740	1,601
National Geographic fee amortization	-	-	-	727
Other	293	13	680	25
Adjusted EBITDA	$(22,953)	$(25,477)	$(43,770)	$(14,899)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Operating loss	$(31,038)	$(31,641)	$(58,335)	$(29,452)
Depreciation and amortization	7,823	7,939	15,690	14,188
Stock-based compensation	1,129	703	2,606	1,601
National Geographic fee amortization	-	-	-	727
Other	254	13	254	25
Adjusted EBITDA	$(21,832)	$(22,986)	$(39,785)	$(12,911)

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Operating loss	$(1,550)	$(3,105)	$(5,317)	$(3,043)
Depreciation and amortization	390	614	772	1,055
Stock-based compensation	-	-	134	-
Other	39	-	426	-
Adjusted EBITDA	$(1,121)	$(2,491)	$(3,985)	$(1,988)

Liquidity and Capital Resources

Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of expeditions and fleet operations departing after March 16, 2020 and have been working with guests to reschedule travel plans and refund payments, as applicable. Our Land Experiences segment has operated limited tours during the first six months of 2021 and our Lindblad segment partially resumed expeditions during June 2021, with expeditions to Alaska and the Galapagos and, following the quarter, we resumed operations on the majority of our remaining vessels with additional ships launching in Alaska and the Galapagos, as well as Iceland. The COVID-19 pandemic has already had a material negative impact on our operations and financial results and we expect the evolving pandemic to have ongoing material negative effects on operations, financial results and liquidity as various geographical locations around the world continue to be significantly impacted by COVID-19 and have travel restrictions. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be completely lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

As of June 30, 2021, we had approximately $514.7 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand, our Second Export Credit Agreement and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations resume on the timeline we currently expect.

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating expeditions, preparing additional ships for return to service, spending to market and advertise upcoming expeditions and trips and instating remaining furloughed and part-time office staff as needed. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Sources and Uses of Cash for the Six Months Ended June 30, 2021 and 2020

Net cash provided by operating activities was $21.8 million in 2021 compared to net cash used in operating activities of $36.8 million in 2020. The $58.6 million increase is primarily due to cash received from guests for deposits on upcoming expeditions and trips partially offset by costs of operations.

Net cash used in investing activities was $32.4 million in 2021 compared to $152.0 million in 2020. The $119.6 million decrease was primarily due to payments for the completion of the National Geographic Endurance during the first quarter 2020, partially offset mainly by costs associated with building the National Geographic Resolution and the net cash used for the acquisitions of Off the Beaten Path and DuVine during 2021.

Net cash provided by financing activities was $9.6 million in 2021 compared to $181.8 million in 2020. The $172.3 million decrease is primarily due to the borrowing $107.7 million under the senior secured credit agreement for the final contracted payment of the National Geographic Endurance and a $45.0 million drawdown of our revolving credit facility during the first quarter 2020, partially offset by the borrowing of $15.5 million under the senior secured credit agreement for a contracted payment of the National Geographic Resolution.

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

The Amended Credit Agreement was amended in August 2020 to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the Term Facility was increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the Term Facility and certain covenants were amended to be more restrictive. During April 2021, we further amended our Amended Credit Agreement that, among other things, extends the waiver of the total net leverage ratio covenant through March 31, 2022, annualized EBITDA used in the covenant calculation through December 31, 2022 and increases the interest rate spreads of the Term Facility, excluding the Main Street Loan, and the Revolving Facility by 50 basis points. Certain other covenants under the Amended Credit Agreement continue to be more restrictive during the extended covenant waiver period.

In December 2020, we amended the Amended Credit Agreement to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing December 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). Interest on the Main Street Loan shall be paid-in-kind for the first year and the principal shall amortize at a rate of 15% in each of the third and fourth years, with the remaining amounts to be paid at maturity.

The Term Facility (excluding the Main Street Loan), as amended as of June 30, 2021, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of June 30, 2021, and the Revolving Facility bears interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.50%, for an aggregated rate of 3.60% as of June 30, 2021. The Main Street Loan bears interest at a rate per annum of an adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.15% as of June 30, 2021.

In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our senior secured credit agreement (the “Export Credit Agreement”) makes available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we borrowed the $107.7 million under the Export Credit Agreement for the final contracted payment of the National Geographic Endurance. The Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 3.62% over the borrowing period covering June 30, 2021, with interest and principal payments due every 90 days from borrowing date, with final principal due January 2032.

Our senior secured credit agreement (the “Second Export Credit Agreement”) makes available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of the National Geographic Resolution, scheduled to be delivered in the fourth quarter of 2021. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 3.62% over the borrowing period covering June 30, 2021. After completion of the vessel, the Second Export Credit Agreement, at our option, will bear an interest rate of either a fixed rate of 6.36% or a variable rate equal to three-month LIBOR plus a margin of 3.00% per annum. In September 2019, April 2020 and April 2021, we drew approximately $30.5 million, $30.6 million and $15.5 million, respectively, against the Second Export Credit Agreement for contracted installment payments on the National Geographic Resolution. The final 30% is due upon delivery and acceptance of the vessel. During 2019, we entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge our exposure to the Norwegian kroner (“NOK”), related to our installment payments under the contract to purchase the National Geographic Resolution.

In June 2020, we amended our export credit agreements to defer scheduled amortization payments from June 2020 to March 2021 and suspend the total net leverage ratio covenant through June 2021. During June 2021, we further amended our export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the first export credit agreement through December 2021 in the aggregate amount of $15.7 million, extend the waiver of the total leverage ratio covenant through March 31, 2022, increase interest rate spreads of the export credit agreements by 50 basis points and annualize EBITDA used in the covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. We were in compliance with our covenants in effect as of June 30, 2021.

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

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. While traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues, as of June 30, 2021 and December 31, 2020, we had a working capital deficit of $2.5 million and working capital of $73.4 million, respectively. At December 31, 2020, the working capital balance was a result of lower unearned passenger revenues while we were not operating and higher cash balances driven by the debt borrowings and a preferred share offering during the year. As of June 30, 2021 and December 31, 2020, we had $160.1 million and $187.5 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2021.

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

The additional borrowings under the Second Export Credit Agreement and amendments of the Export Credit Agreement created material changes in our future obligations from those reported in our 2020 Annual Report. The changed or amended obligations as of June 30, 2021 are as follows:

	Payments due by period
(In thousands)	Total	Current	1-2 years	3-4 years	Thereafter
Financing Activities:
Export Credit Agreement (a)	$107,695	$6,450	$25,802	$39,320	$36,123
Second Export Credit Agreement (b)	76,604	3,192	12,767	12,767	47,878
Total	$184,299	$9,642	$38,569	$52,087	$84,001

(a)	The June 2021 amendment to the Export Credit Agreement deferred principal amortization payments through December 31, 2021, as described above.
(b)

The balance and future obligations reflect the April 2021 $15.5 million additional borrowing under the Second Export Credit Agreement for contracted installment payment on the National Geographic Resolution.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. As of June 30, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2021 was $100.0 million. Based on our June 30, 2021 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $3.8 million.

As of June 30, 2021, we had foreign currency forward contracts to hedge our exposure to foreign currency exchange rate risk related to our ship construction contracts denominated in NOK. For the six months ended June 30, 2021, we recorded a loss of approximately $0.5 million in other comprehensive income related to these foreign exchange derivatives. During the six months ended June 30, 2021, we reclassified a loss of $0.1 million from other comprehensive income to a loss on foreign currency due to the maturity of a foreign exchange contract that was designated as a cash flow hedge. The strengthening of the NOK at June 30, 2021 by a hypothetical 10%, would result in an approximately $5.0 million gain being recorded in other comprehensive income. The weakening of the NOK at June 30, 2021 by a hypothetical 10%, would result in an approximately $4.1 million loss being recorded in other comprehensive income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of June 30, 2021, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that internal control over financial reporting were effective as of June 30, 2021.

Management has taken steps to date, as described below under “Remediation Plan,” to remediate the prior material weakness in our internal control over financial reporting identified at December 31, 2020. Management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Description of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our assessment of our internal controls in connection with the preparation of our 2020 Annual Report, management identified a material weakness in internal controls over financial reporting related to having inadequate documentation to evidence the review over certain accounting journal entries and account reconciliations. These control deficiencies, if not remediated, could have resulted in a misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, our management has determined that these control deficiencies constituted material weaknesses.

Remediation Plan

Management had previously established a comprehensive set of controls and procedures over financial reporting. However, in several instances during the year ended December 31, 2020 we noted a lack of complete compliance with these controls and procedures, specifically related to the required documentation of certain review procedures performed. Management has taken additional steps to ensure consistent compliance with those controls and procedures, as well as to ensure appropriate documentation of reviews that have taken place. Measures we have taken to remediate the prior material weakness at December 31, 2020 described above include:

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

We are committed to maintaining a strong internal control environment, and we believe the measures described above have strengthened our internal control over financial reporting and remediated the material weakness we have identified.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2021.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2021.

The following table represents information with respect to shares of common stock repurchased for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2021 (a)	2,754	$17.56	$-	$11,974,787
May 1 through May 31, 2021	-	-	-	11,974,787
June 1 through June 30, 2021 (a)	10,918	18.03	-	11,974,787
Total	13,672		$-

(a)	Amount relates to shares withheld from vesting's of stock-based compensation awards for employee income tax withholding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.		DEF 14A	April 19, 2021
10.2	Amendment No 3 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.		8-K	June 17, 2021
10.3	Amendment No 2 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.		8-K	June 17, 2021
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2021.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer