Form 10-Q
period 2021-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2021-11-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 25, 2021, 50,200,173 shares of common stock, par value $0.0001 per share, were issued and outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2021

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$155,562	$187,531
Restricted cash	29,474	16,984
Marine operating supplies	5,894	5,473
Inventories	2,122	2,168
Prepaid expenses and other current assets	27,078	17,014
Total current assets	220,130	229,170

Property and equipment, net	547,771	482,673
Goodwill	32,772	22,105
Intangibles, net	10,165	4,817
Deferred tax asset	8,188	5,539
Right-to-use lease assets	4,230	5,082
Other long-term assets	7,374	8,063
Total assets	$830,630	$757,449

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$189,641	$120,737
Accounts payable and accrued expenses	48,317	22,341
Lease liabilities - current	1,418	1,475
Long-term debt - current	20,260	11,255
Total current liabilities	259,636	155,808

Long-term debt, less current portion	526,857	471,359
Lease liabilities	3,124	3,915
Other long-term liabilities	95	90
Total liabilities	789,712	631,172

COMMITMENTS AND CONTINGENCIES
Series A redeemable convertible preferred stock, 165,000 shares authorized; 85,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	87,785	83,825
Redeemable noncontrolling interest	10,134	7,494
	97,919	91,319

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 85,000 Series A shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,191,647 and 49,905,512 issued, 50,146,407 and 49,818,676 outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	52,146	48,127
Accumulated deficit	(108,411)	(11,572)
Accumulated other comprehensive loss	(741)	(1,602)
Total stockholders' (deficit) / equity	(57,001)	34,958
Total liabilities, mezzanine equity and stockholders' equity	$830,630	$757,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Tour revenues	$64,507	$1,019	$81,555	$81,991

Operating expenses:
Cost of tours	45,600	8,075	73,270	62,988
General and administrative	17,023	9,145	46,123	36,170
Selling and marketing	10,213	2,128	17,680	18,413
Depreciation and amortization	9,323	8,485	25,785	23,728
Total operating expenses	82,159	27,833	162,858	141,299

Operating loss	(17,652)	(26,814)	(81,303)	(59,308)

Other (expense) income:
Interest expense, net	(6,063)	(4,529)	(17,436)	(11,763)
(Loss) gain on foreign currency	(1,434)	989	(1,165)	(6,334)
Other income (expense)	4,357	(74)	4,362	(188)
Total other expense	(3,140)	(3,614)	(14,239)	(18,285)

Loss before income taxes	(20,792)	(30,428)	(95,542)	(77,593)
Income tax expense (benefit)	2,507	(2,893)	(2,648)	(7,664)

Net loss	(23,299)	(27,535)	(92,894)	(69,929)
Net income (loss) attributable to noncontrolling interest	1,039	(156)	(17)	(956)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(24,338)	(27,379)	(92,877)	(68,973)
Series A redeemable convertible preferred stock dividend	1,340	425	3,962	425

Net loss available to stockholders	$(25,678)	$(27,804)	$(96,839)	$(69,398)

Weighted average shares outstanding
Basic	50,110,188	49,779,525	50,013,191	49,715,663
Diluted	50,110,188	49,779,525	50,013,191	49,715,663

Undistributed loss per share available to stockholders:
Basic	$(0.50)	$(0.56)	$(1.87)	$(1.40)
Diluted	$(0.50)	$(0.56)	$(1.87)	$(1.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(23,299)	$(27,535)	$(92,894)	$(69,929)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized (loss) gain	(2,333)	1,745	(1,789)	(7,724)
Reclassification adjustment, net of tax	2,535	-	2,650	5,326
Total other comprehensive income (loss)	202	1,745	861	(2,398)
Total comprehensive loss	(23,097)	(25,790)	(92,033)	(72,327)
Less: comprehensive income (loss) attributive to non-controlling interest	1,039	(156)	(17)	(956)
Comprehensive loss attributable to stockholders	$(24,136)	$(25,634)	$(92,016)	$(71,371)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)
Stock-based compensation	-	-	1,406	-	-	1,406
Issuance of stock for equity compensation plans, net	51,816	-	(37)	-	-	(37)
Other comprehensive income, net	-	-	-	-	202	202
Series A preferred stock dividend	-	-	-	(1,340)	-	(1,340)
Net loss attributable to Lindblad Expeditions Holdings, Inc	-	-	-	(24,338)	-	(24,338)
Balance as of September 30, 2021	50,191,647	$5	$52,146	$(108,411)	$(741)	$(57,001)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of January 1, 2021	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	4,012	-	-	4,012
Issuance of stock for equity compensation plans, net	203,833	-	(1,763)	-	-	(1,763)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	861	861
Series A preferred stock dividend	-	-	-	(3,962)	-	(3,962)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(92,877)	-	(92,877)
Balance as of September 30, 2021	50,191,647	$5	$52,146	$(108,411)	$(741)	$(57,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2020	49,822,955	$5	$47,394	$45,403	$(8,824)	$83,978
Stock-based compensation	-	-	310	-	-	310
Issuance of stock for equity compensation plans, net	52,231	-	(42)	-	-	(42)
Other comprehensive income, net	-	-	-	-	1,745	1,745
Redeemable noncontrolling interest	-	-	-	1,874	-	1,874
Series A preferred shares dividend		-		(425)	-	(425)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(27,379)	-	(27,379)
Balance as of September 30, 2020	49,875,186	$5	$47,662	$19,473	$(7,079)	$60,061

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2020	49,717,522	$5	$46,271	$81,655	(4,681)	$123,250
Stock-based compensation	-	-	1,911	-	-	1,911
Issuance of stock for equity compensation plans, net	166,181	-	(393)	-	-	(393)
Repurchase of shares and warrants	(8,517)	-	(127)	-	-	(127)
Other comprehensive loss, net	-	-	-	-	(2,398)	(2,398)
Redeemable noncontrolling interest	-	-	-	7,216	-	7,216
Series A preferred shares dividend		-		(425)	-	(425)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(68,973)	-	(68,973)
Balance as of September 30, 2020	49,875,186	$5	$47,662	$19,473	$(7,079)	$60,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(92,894)	$(69,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,785	23,728
Amortization of National Geographic fee	-	727
Amortization of deferred financing costs and other, net	2,364	1,549
Amortization of right-to-use lease assets	4	149
Stock-based compensation	4,146	1,911
Deferred income taxes	(2,648)	(7,710)
Loss on foreign currency	1,165	6,334
Changes in operating assets and liabilities
Marine operating supplies and inventories	(375)	589
Prepaid expenses and other current assets	(8,902)	6,320
Unearned passenger revenues	62,922	(18,362)
Other long-term assets	658	698
Other long-term liabilities	4,857	(4,949)
Accounts payable and accrued expenses	24,438	(12,794)
Net cash provided by (used in) operating activities	21,520	(71,739)

Cash Flows From Investing Activities
Purchases of property and equipment	(89,114)	(152,791)
Acquisition (net of cash acquired)	(7,177)	-
Net cash used in investing activities	(96,291)	(152,791)

Cash Flows From Financing Activities
Proceeds from long-term debt	61,720	183,339
Repayments of long-term debt	(1,530)	(1,500)
Payment of deferred financing costs	(3,135)	(4,877)
Repurchase under stock-based compensation plans and related tax impacts	(1,763)	(393)
Proceeds from Series A preferred stock issuance	-	85,000
Repurchase of warrants and common stock	-	(127)
Net cash provided by financing activities	55,292	261,442
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,479)	36,912
Cash, cash equivalents and restricted cash at beginning of period	204,515	109,258

Cash, cash equivalents and restricted cash at end of period	$185,036	$146,170

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$13,300	$12,418
Income taxes	$54	$650
Non-cash investing and financing activities:
Non-cash preferred share dividend	$3,962	$-
Shares issued for acquisition	$1,770	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad brand, operates land-based eco-conscious expeditions and active nature focused tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands and operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand.

The Company operates the following two reportable business segments:

Lindblad Segment.  The Lindblad segment consists primarily of ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos, Alaska and Baja’s Sea of Cortez and foster active engagement by guests. Each expedition ship is designed to be comfortable and inviting, while being fully equipped with state-of-the-art tools for in-depth exploration. The Company has an alliance with National Geographic Partners (“National Geographic”), which provides for National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

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

Return to Fleet Operations

The Company resumed ship operations in June 2021 and as of November 2, 2021 had eight of its ten vessels providing expeditions to guests. During June 2021, the Company launched three ships in Alaska and another in the Galapagos, and during the third quarter the Company resumed operations on the majority of its remaining vessels with additional ships operating in Alaska, the Galapagos, Iceland and the Pacific Northwest. The Company continues to work with local authorities on plans to operate in additional geographies, such as Antarctica, during the remainder of the year and early 2022. As the COVID-19 virus effects travel restrictions in various locations around the world, the Company also continues to work with its guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable, for those expeditions and trips that the Company is not able to operate.

The Company believes there are a variety of strategic advantages that enable it to deploy its ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships also allows it to efficiently and effectively test its guests and crew prior to boarding. Additionally, all guests age 12 and older, crew and staff are required to be fully vaccinated and the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

While the Company’s ships were not in operations, the majority of the fleet was being maintained with minimally required crew on-board to ensure they complied with all necessary regulations and could be fully put back into service quickly as needed. Ahead of launching each ship, crew levels were increased as necessary to prepare each vessel for operations as well as for crew training and vaccinations. The Company’s offices primarily remain closed, and most employees are working remotely to maintain general business operations, to provide assistance to existing and potential guests and to maintain information technology systems.

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

Balance Sheet and Liquidity

As of September 30, 2021, the Company had $155.6 million in unrestricted cash and $29.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. During August 2021, the Company received a $21.0 million grant under the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies, see Note 4 — Financial Statement Details for additional information.

As of September 30, 2021, the Company had a total debt position of $561.8 million and was in compliance with all of its debt covenants.

During September 2021, the Company drew down $46.2 million under its second export credit agreement in conjunction with its final payment upon delivery of the National Geographic Resolution. In April 2021 the Company drew down $15.5 million under the second export credit agreement in conjunction with its fourth installment payment for the vessel.

During June 2021, the Company amended its export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenant through March 31, 2022, increase the interest rate spreads of the export credit facilities by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting in March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

During April 2021, the Company amended its term loan and revolving credit facilities to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the term loan, excluding the Main Street Loan, and the revolving credit facility by an additional 50 basis points. Certain other covenants continue to be more restrictive during the extended covenant waiver period.

Given the dynamic and unpredictable nature of the COVID-19 pandemic, the Company cannot reasonably estimate the potential impacts the pandemic will have on its financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when full travel restrictions and various remaining border closures will be lifted and what the demand for expedition travel will be once restrictions are no longer in place. Based on the actions taken to date by the Company, its planned and anticipated actions and its current forecast, the Company believes that it can meet its obligations for the next 12 months from November 2, 2021, the date of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments of this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU as required, and it has not had, nor is it expected to have, a material impact to the Company’s financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this ASU address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and address convertible instruments with conversion features, as well as other items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company will adopt this ASU as required and does not expect it to have a material impact to the Company’s financial statements.

NOTE 2 — EARNINGS PER SHARE

Earnings per Common Share

Earnings (loss) per common share is computed using the two-class method related to its Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”). Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards and shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the three and nine months ended September 30, 2021 and 2020, the Company incurred a net loss from operations, therefore basic and diluted net loss per share are the same for the periods. For the three and nine months ended September 30, 2021, approximately 0.8 million restricted shares, 1.5 million shares issuable upon exercise of options and 9.5 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive. For the three and nine months ended September 30, 2020, 0.3 million restricted shares, 0.2 million shares issuable upon exercise of options and 8.9 million common shares issuable upon conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they are anti-dilutive.

For the three and nine months ended September 30, 2021 and 2020, the Company calculated earnings (loss) per share as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(24,338)	$(27,379)	$(92,877)	$(68,973)
Series A redeemable convertible preferred stock dividend	1,340	425	3,962	425
Undistributed loss available to stockholders	$(25,678)	$(27,804)	$(96,839)	$(69,398)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	50,110,188	49,779,525	50,013,191	49,715,663
Total weighted average shares outstanding, diluted	50,110,188	49,779,525	50,013,191	49,715,663

Undistributed loss per share available to stockholders:
Basic	$(0.50)	$(0.56)	$(1.87)	$(1.40)
Diluted	$(0.50)	$(0.56)	$(1.87)	$(1.40)

NOTE 3 — REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheets when received and are subsequently recognized as tour revenue over the duration of the trip. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The Company has recorded liabilities up to the amount of cash deposits and additional value of any future travel certificates are being recognized as a discount when applied to future expeditions. The change in contract liabilities within unearned passenger revenues presented in our condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of January 1, 2021	$73,267
Recognized in tour revenues during the period	(77,816)
Additional contract liabilities in period	125,525
Balance as of September 30, 2021	$120,976

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	60%	NA	60%	42%
National Geographic	13%	NA	12%	18%
Agencies	17%	NA	17%	24%
Affinity	7%	NA	6%	5%
Guest ticket revenue	97%	NA	95%	89%
Other tour revenue	3%	NA	5%	11%
Tour revenues	100%	NA	100%	100%

NOTE 4 — FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the nine months ended September 30,
	2021	2020
(In thousands)	(unaudited)	(unaudited)
Cash and cash equivalents	$155,562	$129,647
Restricted cash	29,474	16,523
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$185,036	$146,170

Restricted cash consists of the following:

	As of September 30, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Federal Maritime Commission escrow	$17,208	$13,856
Credit card processor reserves	11,021	1,945
Certificates of deposit and other restricted securities	1,245	1,183
Total restricted cash	$29,474	$16,984

The Company’s prepaid expenses and other current assets consist of the following:

	As of September 30, 2021	As of December 31, 2020
(In thousands)	(unaudited)
Prepaid tour expenses	$12,145	$5,630
Prepaid marketing, commissions and other expenses	3,874	3,504
Prepaid client insurance	3,604	2,283
Prepaid air expense	3,161	3,817
Prepaid port agent fees	2,946	530
Prepaid corporate insurance	1,149	1,105
Prepaid income taxes	199	145
Total prepaid expenses	$27,078	$17,014

The Company’s accounts payable and accrued expenses consist of the following:

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
(In thousands)
CERTS Grant	$16,677	$-
Accrued other expense	10,150	5,645
Accounts payable	8,778	5,285
Bonus compensation liability	4,193	2,963
Employee liability	4,115	3,495
Refunds and commissions payable	2,209	1,803
Travel certificate liability	870	870
Royalty payable	818	-
Accrued travel insurance expense	505	270
Income tax liabilities	2	2
Foreign currency forward contract liability	-	2,008
Total accounts payable and accrued expenses	$48,317	$22,341

During August 2021, the Company received a $21.0 million grant under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds must be for payroll costs, though grants may be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company is accounting for the grant as a current liability on its balance sheet, as any amounts not appropriately used within one year of the grant date must be returned to the U.S. Treasury and will recognize the grant in other income on the income statement as permitted expenses for the grant are incurred. During the three and nine months ended September 30, 2021, the Company recognized $4.4 million of the CERTS grant in other income for permitted payroll costs and ship operating expenses.

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended September 30, 2021. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that  may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the three or nine months ended September 30, 2021. The following is a rollforward of the loan receivable balance:

For the nine months ended September 30, 2021
(In thousands)	(unaudited)
Balance as of January 1, 2021	$4,220
Adjustment for ship building expense	(390)
Legal invoices deferred	43
Accrued interest	108
Amortization of deferred costs	(44)
Balance as of September 30, 2021	$3,937

NOTE 5 — LONG-TERM DEBT

	As of September 30, 2021			As of December 31, 2020
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Credit Facility	$283,490	$(9,721)	$273,769	$280,993	$(9,492)	$271,501
1st Senior Secured Credit Agreement	107,695	(2,155)	105,540	107,695	(1,784)	105,911
2nd Senior Secured Credit Agreement	122,840	(2,540)	120,300	61,120	(2,261)	58,859
Revolving Facility	45,000	(227)	44,773	45,000	(341)	44,659
Note payable	1,684	-	1,684	1,684	-	1,684
Other	1,051	-	1,051	-	-	-
Total long-term debt	561,760	(14,643)	547,117	496,492	(13,878)	482,614
Less current portion	(20,260)	-	(20,260)	(11,255)	-	(11,255)
Total long-term debt, non-current	$541,500	$(14,643)	$526,857	$485,237	$(13,878)	$471,359

For the three and nine months ended September 30, 2021, deferred financing costs charged to interest expense were $0.8 million and $2.3 million, respectively. For the three and nine months ended September 30, 2020, deferred financing costs charged to interest expense were $0.5 million and $1.5 million, respectively.

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

The Term Facility, as amended, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of September 30, 2021. 125 basis points of the spread are to be paid-in-kind at maturity. Borrowings under the Revolving Facility as amended, bears interest at an adjusted ICE Benchmark administration LIBOR, plus a spread of 3.50%, for an aggregated rate of 3.58% as of September 30, 2021. The Main Street Loan bears interest at a rate per annum adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.13% as of September 30, 2021.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance. During March 2020, the Company took possession of the National

Geographic Endurance and borrowed $107.7 million under the First Export Credit Agreement for final payment. In June 2020, the Company amended its First Export Credit Agreement to defer scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting in March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The First Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 3.62% over the borrowing period covering September 30, 2021.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with Citibank, N.A., London Branch and Eksportkreditt Norge AS, to make available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution. During September 2021, the Company took possession of the National Geographic Resolution and as of September 30, 2021 had borrowed $122.8 million under the Second Export Credit Agreement, drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. In June 2020, the Company amended its Second Export Credit Agreement to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its Second Export Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 3.63% over the borrowing period covering September 30, 2021.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $1.7 million as of September 30, 2021. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payments to be due in equal installments on December 22, 2021 and 2022.

Covenants

The Company’s Amended Credit Agreement, First Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of September 30, 2021, the net leverage ratio covenant of the Company’s Amended Credit Agreement, First Export Credit Agreement and Second Export Credit Agreement have been waived through March 2022. The Company was in compliance with its covenants in effect as of September 30, 2021.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the period ended September 30, 2021. The Company reclassified $2.7 million from other comprehensive income (loss) to earnings for the period ended September 30, 2021 due to the maturity of a cash flow hedge and the hedged item. The Company estimates that it will not recognize any losses currently recorded in accumulated other comprehensive income (loss) in earnings over the next 12 months. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The Company held the following derivative instruments with absolute notional values as of September 30, 2021:

(In thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	11,191

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$-	$-	$2,008
Total	$-	$-	$-	$2,008
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (b)	$765	$-	$953	$-
Total	$765	$-	$953	$-
(a)	Recorded in accounts payable and accrued expenses.
(b)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	(unaudited)		(unaudited)
(In thousands)	2021	2020	2021	2020
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(109)	$(1,745)	$(605)	$2,261
Interest rate cap (b)	(93)	-	(256)	137

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	268	989	188	(1,008)
Total	$66	$(756)	$(673)	$1,390

(a)

For the three and nine months ended September 30, 2021, $0.9 million and $1.0 million, respectively, was recognized as a loss on foreign currency in the condensed consolidated statements of income, and $2.4 million and $2.0 million losses, respectively, were recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity. For the three and nine months ended September 30, 2020, $5.3 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and a $1.7 million gain and a $7.6 million loss, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three and nine months ended September 30, 2021, a gain of $0.3 million and $0.2 million, respectively, were recognized in gain (loss) on foreign currency. During the three and nine months ended September 30, 2020, a gain of $1.0 million and a loss of $1.0 million was recognized in gain (loss) on foreign currency.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreements were comparable to the market as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. In March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and borrowings through the Main Street Expanded Loan Facility program restricts stock repurchases. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2021.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs were approximately $2.9 million as of September 30, 2021. The Company recorded accrued dividends for Preferred Stock of $1.3 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million for the three and nine months ended September 30, 2020. As of September 30, 2021, the Preferred Stock could be converted at the option of the holders into approximately 9.5 million shares of the Company’s common stock.

NOTE 8 — STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in June 2021. As of September 30, 2021, approximately 3.9 million shares were available to be granted under the Plan.

As of September 30, 2021 and December 31, 2020, options to purchase an aggregate of 1.5 million and 510,000 shares of the Company’s common stock, respectively, with a weighted average exercise price of $14.37 and $10.30, respectively, were outstanding. As of September 30, 2021, 188,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.4 million and $4.1 million during the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.9 million during the three and nine months ended September 30, 2020, respectively.

2021 Long-Term Incentive Compensation

During the nine months ended September 30, 2021, the Company granted 224,506 restricted stock units ("RSUs") with a weighted average grant price of $17.45. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the nine months ended September 30, 2021, the Company awarded 50,072 market performance share units (“MSUs”) with a weighted average grant price of $18.90. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2024. The number of shares that will eventually be earned and vest may be more or less then the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2024.

As a new grant under his compensation agreement, the Company granted to Mr. Berle, the Company’s new Chief Executive Officer, 1.0 million options on May 10, 2021 and, after Mr. Berle purchased a required amount of the Company’s common stock in the open market, as specified in this compensation agreement, granted 58,452 RSUs to him on June 3, 2021. The options were granted with an exercise price of $16.38, and vest ratably over five years and the RSUs were granted with a weighted average grant price of $17.33 and vest ratably over five years.

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

Other

Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the acquisition. The profit interest units had a $132.86 per share grant date fair value and are considered vested upon issuance. The Company recorded $0.1 million in stock-based compensation expense related to the value of these profit units for the nine months ended September 30, 2021, included in the Company’s total stock-based compensation disclosed above.

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

The Company is subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which it operates. The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of FASB’s authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, the Company adjusts it only when there is more information available or when an event occurs necessitating a change. While the Company believes that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on its condensed consolidated financial statements or may exceed the current income tax reserves in amounts that could be material. As of September 30, 2021, and December 31, 2020, the Company had a liability for unrecognized tax benefits of $0.0 million. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the three and nine months ended September 30, 2021 and 2020, interest and penalties related to uncertain tax positions included in income tax expense are not significant. The Company's effective tax rate for the three and nine months ended September 30, 2021 was an expense of 12.1% and benefit of 2.8%, respectively, primarily due to lower losses in the third quarter then forecast and the amount of losses expected for the full year 2021. The effective tax rates for the three and nine months ended September 30, 2020 were a benefit of 9.5% and 9.9%, respectively, due to the impact of the COVID-19 pandemic on the Company's operations.

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

The acquisitions had an aggregate purchase price of $10.6 million, including $1.8 million in Company stock at closing. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. Acquisition related cost were approximately $0.4 million and are included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The Company recorded approximately $6.5 million in intangible assets related to tradenames and customer lists and approximately $10.7 million in goodwill related to these acquisitions. The acquired businesses contributed aggregate revenue of $10.5 million and $14.0 million during the three and nine months ended September 30, 2021, respectively, while their aggregate net income contributed for the three and nine months ended September 30, 2021 was immaterial to the Company's financial statements. Following are pro forma revenue and net loss available to stockholders for the three and nine months ended September 30, 2021 and 2020, assuming the Company had completed the acquisitions on January 1, 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)	(unaudited)		(unaudited)
Revenue	$64,507	$2,130	$81,608	$84,829
Net loss available to stockholders	(25,678)	(28,046)	(97,142)	(70,938)

In addition to the businesses acquired above, during September 2021, the Company acquired the Crystal Esprit yacht for $13.3 million. The Company expects to modify the vessel to a capacity of 48 guest, along with other changes, and replace the National Geographic Islander with it in the Galapagos.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended in May 2020. The arrangement between the Company and Mr. Bressler was established in order to provide a formal exit opportunity for Mr. Bressler and a path to 100% ownership for the Company. Mr. Bressler has a put option that under certain conditions, and subject to providing notice by January 31, 2024, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of December 31, 2023. The Company has a call option, but not an obligation, on or after January 31, 2024, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

Mr. Lawrence, through a combination of his original minority interest and the profit interest units he received, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Lawrence was established in order to provide a formal exit opportunity for Mr. Lawrence and a path to 100% ownership for the Company. Mr. Lawrence has a put option, that under certain conditions and subject to providing notice by October 31, 2025, that enables him, but does not obligate him, to sell his remaining interest in Off the Beaten Path to the Company on December 31, 2025. The Company has a call option, but not an obligation, on or after October 31, 2025, with an expiration of December 31, 2030, under which it can buy Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 30% noncontrolling interest in DuVine, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Levine was established in order to provide a formal exit opportunity for Mr. Levine and a path to 100% ownership for the Company. Mr. Levine has a put option, that under certain conditions and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company as of December 31, 2025. The Company has a first call option, but not an obligation, on or after December 31, 2023, expiring December 31, 2025, to acquire an additional 10% of DuVine from Mr. Levine, and a second call option, but not an obligation, on or after December 31, 2025, with an expiration of December 31, 2030, under which it can buy Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Beginning balance	$10,036	$9,970	$7,494	$16,112
Net income (loss) attributable to noncontrolling interest	1,039	(156)	(17)	(956)
Acquired businesses' noncontrolling interest	(941)	-	2,657	-
Fair value adjustment of put option	-	(1,874)	-	(7,216)
Balance September 30,	$10,134	$7,940	$10,134	$7,940

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and nine months ended September 30, 2021 was $0.7 million and $0.9 million, respectively, and $0.0 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

The royalty balance payable to National Geographic as of September 30, 2021 and December 31, 2020 was $0.7 and $0.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and for the three and nine months ended September 30, 2020 was $0.1 million and $0.1 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2021 are as follows:

For the years ended December 31,	Amount
(In thousands)
2021 (three months)	$622
2022	6,247
2023	2,790
Total	$9,659

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and nine months ended September 30, 2021 and 2020, operating results for the Company’s reportable segments were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
(In thousands)	(unaudited)				(unaudited)
Tour revenues:
Lindblad	$33,100	$16	$33,084	NM	$40,264	$69,533	$(29,269)	(42)%
Land Experiences	31,407	1,003	30,404	NM	41,291	12,458	28,833	231%
Total tour revenues	$64,507	$1,019	$63,488	NM	$81,555	$81,991	$(436)	1%
Operating (loss) income:
Lindblad	$(22,282)	$(24,835)	$2,553	10%	$(80,617)	$(54,287)	$(26,330)	(49)%
Land Experiences	4,630	(1,979)	6,609	NM	(686)	(5,021)	4,335	86%
Total operating loss	$(17,652)	$(26,814)	$9,162	34%	$(81,303)	$(59,308)	$(21,995)	(37)%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
(In thousands)	(unaudited)				(unaudited)
Depreciation and amortization:
Lindblad	$8,928	$7,888	$1,040	13%	$24,618	$22,075	$2,543	12%
Land Experiences	395	597	(202)	(34)%	1,167	1,653	(486)	(29% )
Total depreciation and amortization	$9,323	$8,485	$838	10%	$25,785	$23,728	$2,057	9%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of September 30, 2021	As of December 31, 2020
Total Assets:	(unaudited)
Lindblad	$737,999	$698,420
Land Experiences	92,631	59,029
Total assets	$830,630	$757,449

Intangibles, net:
Lindblad	$2,055	$2,599
Land Experiences	8,110	2,218
Total intangibles, net	$10,165	$4,817

Goodwill:
Lindblad	$-	$-
Land Experiences	32,772	22,105
Total goodwill	$32,772	$22,105

For the three and nine months ended September 30, 2021 there was $1.0 million and $1.1 million, respectively, in intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation. For the three and nine months ended September 30, 2020, there were $0.0 million and $2.2 million, respectively in intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

NOTE 14 — SUBSEQUENT EVENTS

On October 8, 2021, the Company received $6.0 million, representing the remainder of its grant, under the US Treasury’s Coronavirus Economic Relief for Transportation Services (“CERTS”) Act. The CERTS Act, provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds must be for payroll costs, though grants may be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company anticipates using the granted funds primarily for permitted payroll costs and ship operating expenses.

On October 14, 2021, to further expand its land-based experiential travel offerings, the Company acquired 80.1% of the outstanding ownership interests in Classic Journeys, LLC for $12.8 million in cash. Classic Journeys, LLC is a leading luxury walking tour company that offers highly curated active small-group and private custom journeys that are centered around cinematic walks led by expert local guides in over 50 countries around the world.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the novel coronavirus COVID-19;

●	the impacts of the novel coronavirus COVID-19 on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of the novel coronavirus COVID-19 on future travel and the cruise and airline industries in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts;

●	delays and costs overruns with respect to the construction and delivery of newly constructed vessels;

●	those risks discussed herein and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

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

We currently operate a fleet of ten owned expedition ships, having taken possession of our new polar ice class vessel, the National Geographic Resolution, in September 2021, and operate five seasonal charter vessels under the Lindblad Expeditions Holdings, Inc. (“Lindblad”) brand. Additionally, during September 2021, we purchased the Crystal Esprit yacht and expect to begin operating it in 2022. Our voyages include destinations such as the Arctic, Antarctic, the Galápagos, Alaska and Baja's Sea of Cortez. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement with National Geographic Partners, LLC (“National Geographic”), whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage. We deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximized yields. We use our charter inventory as a mechanism to both increase travel options of our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs.

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

DuVine Cycling + Adventure Company (“DuVine”) provides international cycling adventures and unforgettable travel experiences, connecting with local character and culture on small, intimate group cycling tours around the world with cycling experts as guides, immersion in local cuisine, accommodations and history. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland, deep in the vineyards of Spain, or high in the Swiss Alps. Cycling adventures in the United States vary from cycling beneath the California redwoods to pedaling through Vermont farmland, wine tastings in the world-class vineyards of Napa and Sonoma or farm-to-table renaissance dining.

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

We operate two segments including the Lindblad segment, which consists of the operations of our Lindblad brand, and the Land Experiences segment, consisting of our Natural Habitat, DuVine and Off the Beaten Path brands.

2021 Highlights

We resumed ship operations in June 2021 and as of November 2, 2021 had eight of our ten vessels providing expeditions to guests. During June 2021, we launched three ships in Alaska and another in the Galapagos and during the third quarter the Company resumed operations on the majority of its remaining vessels with additional ships operating in Alaska, the Galapagos, Iceland and the Pacific Northwest.

During September 2021, we drew down $46.2 million under the second export credit agreement in conjunction with our final payment upon delivery of the National Geographic Resolution. In April 2021 we drew down $15.5 million under the second export credit agreement in conjunction with our fourth installment payment for the vessel.

During the first quarter of 2021, we completed the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, and DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences.

During September 2021, we acquired the Crystal Esprit yacht for $13.3 million. We expect to modify the vessel to a capacity of 48 guest, along with other changes, and replace the National Geographic Islander in the Galapagos.

Return to Fleet Operations and COVID-19 Business Update

We resumed ship operations in June 2021 and, as of November 2, 2021, had eight of our ten operating vessels providing expeditions to guests. During June 2021, we launched three ships in Alaska and another in the Galapagos, and during the third quarter, we resumed operations on the majority of our remaining vessels with additional ships operating in Alaska, the Galapagos, Iceland and the Pacific Northwest. We continue to work with local authorities on plans to operate in additional geographies during remainder of the year and in early 2022. As the COVID-19 virus effects travel restrictions in various locations around the world, we also continue to work with our guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable, for those expeditions and trips that we are not able to operate due to local restrictions.

We believe there are a variety of strategic advantages that enable us to deploy our ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships also allows us to efficiently and effectively test our guests and crew prior to boarding. Additionally, all guests age 12 and older, crew and staff are required to be fully vaccinated and the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

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

Bookings Trends

We have experienced a substantial negative impact from the COVID-19 virus including elevated cancellations and softness in near-term demand. Despite the COVID-19 impact, we continue to see significant new bookings across the fleet and have substantial advanced reservations for future travel. Bookings for the full year 2022 are 51% ahead of the bookings for 2021 as of the same date a year ago and 25% ahead of the bookings for 2020 as of the same date two years ago.

For voyages that were cancelled or rescheduled, we offered guests future travel credits or full refunds and the majority of guests opted for future travel credits.

Balance Sheet and Liquidity

As of September 30, 2021, we had $155.6 million in unrestricted cash and $29.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. During August 2021, we received a $21.0 million grant under the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act, which provided grants to eligible motorcoach, school bus, passenger vessel and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds must be for payroll costs, though grants may also be used for permitted operating expenses and the repayment of debt accrued to maintain payroll.

As of September 30, 2021, we had a total debt position of $561.8 million and were in compliance with all of our debt covenants currently in effect.

In conjunction with the continuing economic risk of the COVID-19 pandemic, during 2021 we have taken a variety of steps to strengthen our balance sheet and increase liquidity including:

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

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating expeditions, preparing additional ships for return to service, spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2021 and 2020;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2021	2020	Change	%	2021	2020	Change	%
Tour revenues	$64,507	$1,019	$63,488	NM	$81,555	$81,991	$(436)	(1)%

Cost of tours	45,600	8,075	37,525	465%	73,270	62,988	10,282	16%
General and administrative	17,023	9,145	7,878	86%	46,123	36,170	9,953	28%
Selling and marketing	10,213	2,128	8,085	380%	17,680	18,413	(733)	(4)%
Depreciation and amortization	9,323	8,485	838	10%	25,785	23,728	2,057	9%
Operating loss	$(17,652)	$(26,814)	$9,162	34%	$(81,303)	$(59,308)	$(21,995)	(37)%
Net loss	$(23,299)	$(27,535)	$4,236	15%	$(92,894)	$(69,929)	$(22,965)	(33)%
Undistributed loss per share available to stockholders:
Basic	$(0.50)	$(0.56)	$0.06		$(1.87)	$(1.40)	$(0.47)
Diluted	$(0.50)	$(0.56)	$0.06		$(1.87)	$(1.40)	$(0.47)

Comparison of the Three and Nine Months Ended September 30, 2021 to Three and Nine Months Ended September 30, 2020 - Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2021 increased $63.5 million, to $64.5 million, compared to $1.0 million for the three months ended September 30, 2020. The Lindblad segment tour revenues increased by $33.1 million and the Land Experiences segment increased $30.4 million, primarily as a result of restarting expeditions and trips. The Land Experiences segment also includes the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Tour revenues for the nine months ended September 30, 2021 decreased $0.4 million to $81.6 million, compared to $82.0 million for the nine months ended September 30, 2020. The Lindblad segment tour revenues decreased by $29.3 million, primarily as a result of cancelled, disrupted and rescheduled expeditions due to COVID-19. At the Land Experiences segment, tour revenues increased $28.8 million over the prior year period, primarily due to operating additional trips and from the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Cost of Tours

Total cost of tours for the three months ended September 30, 2021 increased $37.5 million, to $45.6 million compared to $8.1 million for the three months ended September 30, 2020. At the Lindblad segment, cost of tours increased $18.3 million, due to the restart of expeditions. At the Land Experiences segment, cost of tours increased $19.2 million, due to operating additional trips during the third quarter of 2021 and the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Total cost of tours for the nine months ended September 30, 2021 increased $10.3 million, or 16%, to $73.3 million, compared to $63.0 million for the nine months ended September 30, 2020. At the Lindblad segment, cost of tours decreased $6.9 million, primarily related to cancelled, disrupted and rescheduled expeditions due to COVID-19. At the Land Experiences segment, cost of tours increased $17.2 million, primarily due to operating additional trips and the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 increased $7.9 million, or 86%, to $17.0 million compared to $9.1 million for the three months ended September 30, 2020. At the Lindblad segment, general and administrative expenses increased $4.5 million from the prior year period primarily due to higher personnel costs associated with restarting operations, increased stock-based compensation expense and higher credit card commissions due to the strong booking environment. At the Land Experiences segment, general and administrative expenses increased $3.4 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

General and administrative expenses for the nine months ended September 30, 2021 increased $9.9 million, or 28%, to $46.1 million compared to $36.2 million for the nine months ended September 30, 2020. At the Lindblad segment, general and administrative expenses increased $4.7 million from the prior year period primarily due higher personnel costs associated with restarting operations, increased stock-based compensation expense and increased credit card commissions due to a strong booking environment. At the Land Experiences segment, general and administrative expenses increased $5.2 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to a strong booking environment and the impact of the acquisitions of Off the Beaten Path and DuVine, which were completed during the first quarter of 2021.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2021 increased $8.1 million to $10.2 million, compared to $2.1 million for the three months ended September 30, 2020. At the Lindblad segment, selling and marketing expenses increased $6.7 million primarily due to higher commissions and increased advertising spend. At the Land Experiences segment, selling and marketing expenses increased $1.4 million, primarily due to increased marketing spend and higher commissions associated with the ramp up in operations and the inclusion of the results of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Selling and marketing expenses for the nine months ended September 30, 2021 decreased $0.7 million, or 4%, to $17.7 million, compared to $18.4 million for the nine months ended September 30, 2020. At the Lindblad segment, selling and marketing expenses decreased $3.2 million, primarily due to lower commission expenses due to the cancellation, disruption and rescheduling of expeditions due to COVID-19 partially offset by increased marketing spend related to the ramp up in operations. At the Land Experiences segment, selling and marketing expenses increased $2.5 million, primarily due to increased marketing spend and higher commissions associated with the ramp up in operations and the inclusion of the results of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2021 increased $0.8 million, or 10%, to $9.3 million, compared to $8.5 million for the three months ended September 30, 2020, primarily due to information technology assets placed into service, accelerated depreciation for the National Geographic Islander and the amortization of acquired intangibles.

Depreciation and amortization expenses for the nine months ended September 30, 2021 increased $2.1 million, or 9%, to $25.8 million, compared to $23.7 million for the nine months ended September 30, 2020, primarily due to a full nine months of depreciation of the National Geographic Endurance which was added to the fleet in March 2020.

Other Income (Expense)

Other expenses for the three months ended September 30, 2021, decreased $0.5 million to $3.1 million from $3.6 million for the three months ended September 30, 2020, primarily due to the following:

●

A $1.4 million loss in foreign currency translation in 2021, compared to a gain of $1.0 million in 2020 which was due primarily to $2.5 million loss on the maturity of a foreign currency hedge related to the final payment for the National Geographic Resolution upon its delivery in September 2021.

●

A $1.5 million increase in interest expense, net to $6.1 million in 2021, primarily due to increased borrowings under our term loan facility as part of the Main Street Lending Program, and the additional drawdowns under our export credit agreements related to the National Geographic Resolution, as well as higher rates on our debt facilities.

●	Recognition of $4.4 million in other income related to expenses covered under the CERTS grant received in September 2021.

Other expenses, for the nine months ended September 30, 2021, decreased $4.1 million to $14.2 million from $18.3 million for the nine months ended September 30, 2020, primarily due to the following:

●	A $1.2 million loss in foreign currency translation in 2021, compared to a $6.3 million loss in foreign currency translation in 2020 primarily due to lower losses on the maturity of foreign currency hedges related to installment payments for the National Geographic Resolution in 2021 as compared with 2020.

●

A $5.7 million increase in interest expense, net to $17.4 million in 2021, primarily due to increased borrowings under our term loan facility as part of the Main Street Lending Program, the higher rates on our debt facilities and the additional drawdowns under our export credit agreements related to our new builds, the National Geographic Endurance and the National Geographic Resolution.

●	Recognition of $4.4 million in other income related to expenses covered under the CERTS grant received in September 2021.

Results of Operations – Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2021	2020	Change	%	2021	2020	Change	%
Tour revenues:
Lindblad	$33,100	$16	$33,084	NM	$40,264	$69,533	$(29,269)	(42)%
Land Experiences	31,407	1,003	30,404	NM	41,291	12,458	28,833	231%
Total tour revenues	$64,507	$1,019	$63,488	NM	$81,555	$81,991	$(436)	(1)%
Operating (loss) income:
Lindblad	$(22,282)	$(24,835)	$2,553	10%	$(80,617)	$(54,287)	$(26,330)	(49)%
Land Experiences	4,630	(1,979)	6,609	NM	(686)	(5,021)	4,335	86%
Total operating loss	$(17,652)	$(26,814)	$9,162	34%	$(81,303)	$(59,308)	$(21,995)	(37)%
Adjusted EBITDA:
Lindblad	$(11,596)	$(16,088)	$4,492	28%	$(51,382)	$(29,001)	$(22,381)	(77)%
Land Experiences	5,001	(1,382)	6,383	NM	1,017	(3,368)	4,385	NM
Total adjusted EBITDA	$(6,595)	$(17,470)	$10,875	62%	$(50,365)	$(32,369)	$(17,996)	(56)%

Results of Operations – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Available Guest Nights	35,251	-	41,474	51,624
Guest Nights Sold	28,829	-	33,749	46,050
Occupancy	82%	-	81%	89%
Maximum Guests	5,493	-	6,514	6,512
Number of Guests	4,418	-	5,236	5,564
Voyages	75	-	89	85

The following table shows the calculations of Gross Yield and Net Yield for the three and nine months ended September 30, 2021 and 2020. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross Yield per Available Guest Night and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2021	2020	2021	2020
Guest ticket revenues	$32,325	$-	$38,087	$60,351
Other tour revenue	775	16	2,177	9,182
Tour Revenues	33,100	16	40,264	69,533
Less: Commissions	(2,705)	(818)	(3,248)	(8,080)
Less: Other tour expenses	(1,545)	(308)	(2,611)	(7,021)
Net Yield	$28,850	$(1,110)	$34,405	$54,432
Available Guest Nights	35,251	-	41,474	51,624
Gross Yield per Available Guest Night	$939	NM	$971	$1,347
Net Yield per Available Guest Night	818	NM	830	1,054

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Operating loss	$(22,282)	$(24,835)	$(80,617)	$(54,287)
Cost of tours	25,842	7,534	48,282	55,237
General and administrative	12,230	7,751	34,322	29,646
Selling and marketing	8,382	1,678	13,659	16,862
Depreciation and amortization	8,928	7,888	24,618	22,075
Less: Commissions	(2,705)	(818)	(3,248)	(8,080)
Less: Other tour expenses	(1,545)	(308)	(2,611)	(7,021)
Net Yield	$28,850	$(1,110)	$34,405	$54,432

The following table shows the calculations of Gross Cruise Cost and Net Cruise Costs for the three and nine months ended September 30, 2021 and 2020:

Calculation of Gross Cruise Cost and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2021	2020	2021	2020
Cost of tours	$25,842	$7,534	$48,282	$55,237
Plus: Selling and marketing	8,382	1,678	13,659	16,862
Plus: General and administrative	12,230	7,751	34,322	29,646
Gross Cruise Cost	46,454	16,963	96,263	101,745
Less: Commissions	(2,705)	(818)	(3,248)	(8,080)
Less: Other tour expenses	(1,545)	(308)	(2,611)	(7,021)
Net Cruise Cost	42,204	15,837	90,404	86,644
Less: Fuel Expense	(2,357)	(1,026)	(3,880)	(4,350)
Net Cruise Cost Excluding Fuel	39,847	14,811	86,524	82,294
Non-GAAP Adjustments:
Stock-based compensation	(1,406)	(310)	(4,012)	(1,911)
National Geographic fee amortization	-	-	-	(727)
Other	(328)	(549)	(1,007)	(573)
Adjusted Net Cruise Cost Excluding Fuel	$38,113	$13,952	$81,505	$79,083
Adjusted Net Cruise Cost	$40,470	$14,978	$85,385	$83,433
Available Guest Nights	35,251	-	41,474	51,624
Gross Cruise Cost per Available Guest Night	$1,318	NM	$2,321	$1,971
Net Cruise Cost per Available Guest Night	1,197	NM	2,180	1,678
Net Cruise Cost Excluding Fuel per Available Guest Night	1,130	NM	2,086	1,594
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,081	NM	1,965	1,532
Adjusted Net Cruise Cost per Available Guest Night	1,148	NM	2,059	1,616

Comparison of Three and Nine Months Ended September 30, 2021 to Three and Nine Months Ended September 30, 2020 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2021 increased $33.1 million to $33.1 million. The increase was a result of restarting expeditions during 2021 compared with cancelling, disrupting and rescheduling all expeditions due to COVID-19 in the third quarter of 2020.

Tour revenues for the nine months ended September 30, 2021 decreased $29.3 million to $40.3 million, compared to $69.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by additional cancelled, disrupted and rescheduled expeditions due to COVID-19 during 2021.

Operating Loss

Operating loss decreased $2.6 million to a loss of $22.3 million for the three months ended September 30, 2021 compared to an operating loss of $24.8 million for the three months ended September 30, 2020. The decrease was a result of restarting expeditions during 2021 compared with cancelling, disrupting and rescheduling all expeditions due to COVID-19 during the third quarter of 2020.

Operating loss increased $26.3 million to a loss of $80.6 million for the nine months ended September 30, 2021, compared to a loss of $54.3 million for the nine months ended September 30, 2020. The increase was primarily driven by lower revenue from cancelled, disrupted and rescheduled voyages due to COVID-19.

Results of Operations – Land Experiences Segment

Comparison of Three and Nine Months Ended September 30, 2021 to Three and Nine Months Ended September 30, 2020

Tour Revenues

Tour revenues for the three months ended September 30, 2021 increased $30.4 million to $31.4 million compared to $1.0 million for the three months ended September 30, 2020, primarily as a result of operating additional trips during the third quarter 2021 and the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Tour revenues for the nine months ended September 30, 2021 increased $28.8 million to $41.3 million compared to $12.5 million for the nine months ended September 30, 2020, due primarily to operating additional trips beginning the second quarter of 2021, the cancelled, disrupted and rescheduled expeditions due to COVID-19 during 2020, and by the inclusion of the operations of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021.

Operating Income (Loss)

Operating income increased $6.6 million to $4.6 million for the three months ended September 30, 2021, compared to an operating loss of $2.0 million for the three months ended September 30, 2020. The higher operating income was primarily a result of operating additional trips during the third quarter of 2021. The third quarter of 2021 also included the results of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Operating loss for the nine months ended September 30, 2021 decreased $4.3 million to a loss of $0.7 million compared to a loss of $5.0 million for the nine months ended September 30, 2020. The decrease was primarily a result of operating additional trips and from the inclusion of the results of Off the Beaten Path and DuVine which were acquired during the first quarter of 2021.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(23,299)	$(27,535)	$(92,894)	$(69,929)
Interest expense, net	6,063	4,529	17,436	11,763
Income tax expense (benefit)	2,507	(2,893)	(2,648)	(7,664)
Depreciation and amortization	9,323	8,485	25,785	23,728
Loss (gain) on foreign currency	1,434	(989)	1,165	6,334
Other (income) expense	(4,357)	74	(4,362)	188
Stock-based compensation	1,406	310	4,146	1,911
National Geographic fee amortization	-	-	-	727
Other	328	549	1,007	573
Adjusted EBITDA	$(6,595)	$(17,470)	$(50,365)	$(32,369)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Operating loss	$(22,282)	$(24,835)	$(80,617)	$(54,287)
Depreciation and amortization	8,928	7,888	24,618	22,075
Stock-based compensation	1,406	310	4,012	1,911
National Geographic fee amortization	-	-	-	727
Other	352	549	605	573
Adjusted EBITDA	$(11,596)	$(16,088)	$(51,382)	$(29,001)

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Operating income (loss)	$4,630	$(1,979)	$(686)	$(5,021)
Depreciation and amortization	395	597	1,167	1,653
Stock-based compensation	-	-	134	-
Other	(24)	-	402	-
Adjusted EBITDA	$5,001	$(1,382)	$1,017	$(3,368)

Liquidity and Capital Resources

The COVID-19 pandemic has had a material negative impact on our operations and financial results and while we have substantially resumed operations, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. It is unknown when travel restrictions and various border closures will be completely lifted and what the demand for expedition travel will be once these restrictions are no longer in place.

During August 2021, we received a $21.0 million grant under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies, see the notes to the condensed consolidated financial statements for more information.

As of September 30, 2021, we had approximately $561.8 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to ramp up as we currently expect.

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating expeditions, preparing additional ships for return to service, and spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Sources and Uses of Cash for the Nine Months Ended September 30, 2021 and 2020

Net cash provided by operating activities was $21.5 million in 2021 compared to net cash used in operating activities of $71.7 million in 2020. The $93.3 million increase is primarily due to cash received from guests for final payments and deposits on upcoming expeditions and trips, partially offset by costs of operations. The current period also included $21.0 million received for the CERTS grant.

Net cash used in investing activities was $96.3 million in 2021 compared to $152.8 million in 2020. The $56.5 million decrease was primarily due to payments for the completion of the National Geographic Endurance during the first quarter 2020, partially offset during 2021 by costs associated with building the National Geographic Resolution, the purchase of the Crystal Esprit and the net cash used for the acquisitions of Off the Beaten Path and DuVine.

Net cash provided by financing activities was $55.3 million in 2021 compared to $261.4 million in 2020. The $206.2 million decrease is primarily due to the borrowing $107.7 million under the senior secured credit agreement for the final contracted payment of the National Geographic Endurance, a $45.0 million drawdown of our revolving credit facility, the $85.0 million generated from the issuance of Preferred Stock and the borrowing of $30.6 million under the senior secured credit agreement for an installment payment on the National Geographic Resolution during 2020, partially offset by the borrowing of $61.7 million under the senior secured credit agreement for remaining payments on the National Geographic Resolution.

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

The Term Facility (excluding the Main Street Loan), as amended, as of September 30, 2021, bears interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of September 30, 2021, and the Revolving Facility bears interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.50%, for an aggregated rate of 3.58% as of September 30, 2021. The Main Street Loan bears interest at a rate per annum of an adjusted ICE Benchmark administration LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.13% as of September 30, 2021.

In 2018, we entered into interest rate cap agreements to hedge our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

Senior Secured Credit Agreements

Our first senior secured credit agreement (the “First Export Credit Agreement”) made available a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we borrowed the $107.7 million under the First Export Credit Agreement for the final contracted payment of the National Geographic Endurance.

Our second senior secured credit agreement (the “Second Export Credit Agreement”) made available to us a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the National Geographic Resolution, which was delivered during September 2021. As of September 30, 2021, we borrowed the $122.8 million available under the Second Export Credit Agreement, drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021.

In June 2020, we amended our export credit agreements to defer scheduled amortization payments from June 2020 to March 2021 and suspend the total net leverage ratio covenant through June 2021. During June 2021, we further amended our export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the First Export Credit Agreement through December 2021 in the aggregate amount of $15.7 million, extend the waiver of the total leverage ratio covenant through March 31, 2022, increase interest rate spreads of the export credit agreements by 50 basis points and annualize EBITDA used in the covenant calculation through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. We were in compliance with our covenants in effect as of September 30, 2021.

The First Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 3.62% over the borrowing period covering September 30, 2021. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 3.63% over the borrowing period covering September 30, 2021.

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

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. Traditionally, we run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of September 30, 2021 we had a working capital deficit of $39.5 million. As of December 31, 2020 we had positive working capital of $73.4 million as a result of lower unearned passenger revenues while we were not operating and higher cash balances driven by the debt borrowings and a preferred share offering during the year. As of September 30, 2021 and December 31, 2020, we had $155.6 million and $187.5 million, respectively, in cash and cash equivalents, excluding restricted cash.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2021.

The additional borrowings under the Second Export Credit Agreement and amendments of the First Export Credit Agreement created material changes in our future obligations from those reported in our 2020 Annual Report. The changed or amended obligations as of September 30, 2021 are as follows:

	Payments due by period
(In thousands)	Total	Current	1-2 years	3-4 years	Thereafter
Financing Activities:
Export Credit Agreement (a)	$107,695	$6,450	$25,802	$39,320	$36,123
Second Export Credit Agreement (b)	122,840	7,678	20,474	20,474	74,214
Total	$230,535	$14,128	$46,276	$59,794	$110,337

(a)	The June 2021 amendment to the First Export Credit Agreement deferred principal amortization payments through December 31, 2021, as described above.
(b)

The balance and future obligations reflect the April 2021 and September 2021 additional borrowings of $15.5 million and $46.2 million, respectively, under the Second Export Credit Agreement for contracted installment payment on the National Geographic Resolution.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. As of September 30, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2021 was $100.0 million. Based on our September 30, 2021 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $4.3 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of September 30, 2021, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of September 30, 2021.

Remediation Plan

Management had previously established a comprehensive set of controls and procedures over financial reporting. However, in several instances during the year ended December 31, 2020 we noted a lack of complete compliance with these controls and procedures, specifically related to the required documentation of certain review procedures performed. Management has taken additional steps to ensure consistent compliance with those controls and procedures, as well as to ensure appropriate documentation of reviews that have taken place. Measures we have taken to remediate the prior material weakness at December 31, 2020 include:

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2021.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and our borrowings through the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and

6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2021.

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2021	189	$12.12	$-	$11,974,787
August 1 through August 31, 2021	554	14.69	-	11,974,787
September 1 through September 30, 2021	383	13.75	-	11,974,787
Total	1,126		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1	Memorandum of Agreement between LEX Esprit Ltd. and Esprit Limited, dated August 20, 2021.		8-K	August 20, 2021
10.2	Memorandum of Agreement Additional Clauses between LEX Esprit Ltd. and Esprit Limited, dated August 20, 2021.		8-K	August 20, 2021
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2021.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer