Form 10-K
period 2021-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2022-02-28
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $490.9 million based on the closing sales price of $16.01 on the NASDAQ Capital Market.

As of February 14, 2022, there were 50,809,312 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2021

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus;

●	the impacts of the COVID-19 virus on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of the COVID-19 virus on future travel and the cruise and airline industries in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic Society;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the result of future financing efforts; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad provides expedition cruising and land-based adventure travel experiences that foster a spirit of exploration and discovery using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is offering life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our brands include Lindblad Expeditions, Natural Habitat, Inc. (“Natural Habitat”), DuVine Cycling + Adventure Company (“DuVine”), Off the Beaten Path, LLC (“Off the Beaten Path”) and Classic Journeys, LLC (“Classic Journeys”).

Segments

Lindblad Segment

The Lindblad segment consists primarily of ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska and Baja California’s Sea of Cortez and foster active engagement by guests. Each expedition ship also is fully equipped with state-of-the-art tools for in-depth exploration.

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena and are continually expanding our travel offerings. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, Alaska, the Canadian Maritimes, Europe, as well as the South Pacific, and in the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting in which most large cruise lines that are focused on the broader market engage. Our product offering, value proposition and differentiated pricing approach have enabled us to historically achieve high net yields and occupancy rates.

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

Lindblad Expeditions Ships

We operate a fleet of ten owned expedition vessels, along with five seasonal chartered ships, to provide our signature marine-based adventures to over 40 destinations on all seven continents, offering itineraries that last from four to 30 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape, observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps. The multiple public spaces on each vessel permits the ability to social distance during the COVID-19 pandemic. Additionally, several of our ships are outfitted with state of the art broadcast centers allowing us to capture and air live video and photo content from our ships with real-time distribution across digital channels.

We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos Islands throughout the year. We operate three polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We operate four ships in Alaska during the summer months that then travel south along the North American Pacific coastline to Baja California's Sea of Cortez, Guatemala, Costa Rica and Panama for the winter. We also operate one ship with itineraries that sail primarily in the South Pacific and Asia.

In addition to our owned and operated ships, we deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs. We currently charter five vessels for seasonal itineraries in the Amazon, Scotland, the Caribbean, the Mediterranean, Cambodia and Vietnam, and Egypt.

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Endeavour II	2005, renovated in 2016	96	50	Galápagos Islands	Ecuador
National Geographic Endurance	2020	126	69	Arctic, Antarctic, Greenland, Iceland, Northeast Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe, the British Isles and Patagonia/South America	Bahamas
National Geographic Islander	1995	48	24	Galápagos Islands	Ecuador
National Geographic Orion	2003	102	53	South Pacific and Asia	Bahamas
National Geographic Quest	2017	96	50	Alaska, California Coast, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Resolution	2021	126	69	Arctic, Antarctica, Greenland, Iceland and Norway	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California, the Pacific Northwest, Belize and the Bahamas	U.S.A.
National Geographic Venture	2018	96	50	Alaska, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	44	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

__________

* Chartered Vessel

During September 2021, we acquired the Crystal Esprit yacht and have subsequently rebranded it as the National Geographic Islander II. We are currently renovating the vessel including, among other changes, expanding the expedition capabilities and modifying the capacity to accommodate 48 guests. The renovated vessel will eventually replace the National Geographic Islander later in 2022 in the Galápagos Islands.

Land Experiences Segment

Natural Habitat

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that feature wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best. Because of Natural Habitat’s commitment to environmentally friendly travel, including becoming the world’s first carbon-neutral travel company in 2007, and the exceptional quality of its worldwide adventures, World Wildlife Fund (“WWF”) has selected Natural Habitat as their exclusive conservation travel partner. Through Natural Habitat’s relationship with

WWF, their top scientists and staff collaborate with Natural Habitat in planning journeys to the world’s most important nature destinations.

DuVine

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

Off the Beaten Path

Off the Beaten Path offers active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout the United States ("U.S.") National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path's small-group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific. Examples of international expeditions include hiking through the Dolomites, family adventures in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly guides.

Classic Journeys

Classic Journeys offers highly curated active small-group and private custom journeys that are centered around cinematic walks led by expert local guides in over 50 countries around the world. Classic Journeys' world-class luxury walking tours focus on engaging experiences that immerse guests into the history and culture of the places they are exploring and the people who live there. Classic Journeys’ tours are highlighted by expert and well-connected local guides who live in the regions being explored, luxury boutique accommodations, and handcrafted itineraries curated through years of local connections and experiences, including experiencing Tuscan farmhouse kitchens, exploring Minoan ruins in Crete, or eating and dancing around a Berber encampment campfire.

Return to Fleet Operations and COVID-19 Business Update

We resumed ship operations in June 2021 and, as of January 31, 2022, had nine of our ten available vessels providing expeditions to guests. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we had previously suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021. Expedition cruise operations restarted in June 2021, with three ships in Alaska and another in the Galápagos Islands, and subsequently, we resumed operations on the majority of our remaining vessels with additional ships operating in Alaska, the Galápagos Islands, Iceland, the Pacific Northwest, Baja California’s Sea of Cortez, Central America and Antarctica. We continue to work with local authorities on plans to operate itineraries in additional geographies during 2022. As the COVID-19 virus effects travel restrictions in various locations around the world, we also continue to work with our guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable, for those expeditions and trips that we are not able to operate due to local restrictions.

Our internal COVID-19 policy team meets daily to assess the latest in testing, vaccination and global response to COVID-19. This team, in conjunction with numerous external experts, is continually evaluating and building upon our existing robust protocols to further enhance the safety of our operations. These protocols include thorough reviews of our heating, ventilation and air conditioning systems, testing protocols for guests and crew, enhanced sanitation of all spaces and other changes necessary to continue operating during the COVID-19 pandemic environment. This group also meets regularly with local authorities and health experts.

We believe there are a variety of strategic advantages that enable us to deploy our ships safely and mitigate the risk of COVID-19 transmission. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. All guests, crew and staff are required to be fully vaccinated and the relatively small size of our ships allows us to efficiently and effectively test our guests and crew prior to boarding. Additionally, the majority of expeditions take place in remote locations where human interactions with persons not on the expedition are limited, so there is less opportunity for external influence. We also have the ability to be flexible with regards to existing itineraries and are continually investigating additional itinerary opportunities both internationally and domestically.

Competitive Strengths

Our management team believes the following characteristics of our business model enables us to successfully execute our strategy:

Strong Track Record, Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, our Co-Chairperson of the Board of Directors and former president and chief executive officer, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. The following year, he led the first traveler’s expedition to the Galápagos Islands. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world and leading innovation in the expedition adventure travel industry.

We pioneered expeditions in the High Arctic, Antarctica, the Galápagos Islands and Baja California’s Sea of Cortez and created what we view as the most innovative and in-depth expedition program in Alaska. We initiated the use of kayaks for active exploration in the Polar Regions and in the Galápagos Islands, a feature which is now available on all of our owned vessels to enable personal, water-level encounters with nature. We were also one of the first to develop an undersea exploration program as part of a small ship expedition utilizing state-of-the-art equipment and technology.

With decades of experience in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition cruises in extreme locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism. Some of the awards we earned during 2021 and 2020 are as follows:

During 2021
●	2021 Travel Weekly Sustainability Award – Sven Lindblad, recipient of inaugural award

●	Condé Nast Traveler’s 2021 Readers’ Choice Awards: #1 Small Ship Cruise Line

●	2021 USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Cruise Lines

●	2021 Travel + Leisure World’s Best Awards: Top Small-ship Ocean Cruise Lines

●	Recommend Magazine’s 2021 Readers’ Choice Awards: Best Expedition Cruise Lines

●	Newsweek’s Future Travel Awards: Trips and Tour Operators: Natural Habitat

During 2020
●	Conde Nast Traveler 2020 Readers Choice Awards: Top Small Cruise Lines

●	Travel + Leisure World’s Best Small Ship Cruise Lines

●	USA TODAY 10Best: Readers Choice Finalist, Natural Habitat Adventures Best Adventure Travel Company

●	Recommend Readers’ Choice Awards: Best Cruise Lines – Expedition, Silver Award

●	TravelAge West Wave Awards: Best Expedition Cruise Lines (ocean-going)

●	AFAR Travelers Awards 2020: Travelers Choice Finalist, Natural Habitat Adventures Best Wildlife Encounters and Best Photography Expeditions

●	AFAR Travelers Awards 2020: #1 Expedition Cruise

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand with extensive operating history and knowledge in the market is a significant competitive strength.

Compelling Experiential Offerings

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

Natural Habitat offers over 100 different expedition itineraries of primarily land-based nature adventures in more than 45 countries spanning all seven continents. Natural Habitat expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Their expeditions average nine guests with itineraries running from six to 17 days, with an average of nine days.

DuVine offers luxury cycling and adventure tours in over 50 destinations across Europe, North America, Latin America, and Africa. DuVine’s itineraries cater to riders of all abilities with a focus on culinary experiences and boutique accommodations. Guests cultivate meaningful connections across cultures, such as hopping off the bike to taste sun-warmed grapes with a Bordeaux winemaker or hand-shape orecchiette pasta with a local friend in Puglia, Italy. Excursions average six days and every tour has an opportunity to discover the character of a region thanks to well-connected local guides, small groups of 14 or fewer guests, and top-quality bikes and support.

Off the Beaten Path offers active small-group and private custom journeys throughout North America, Europe, Africa, Australia, Central and South America and the South Pacific. Examples of expeditions include culture and history focused experiences in the Desert Southwest, exploring nearly all of the National Parks in the U.S. and Canada, hiking through the Dolomites, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. Off the Beaten Path's adventures focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly guides.

Classic Journeys delivers hand crafted walking tours with an average of ten guests per departure and featuring expert local guides who know the most cinematic footpaths in the region. Including the vast plains of Spain studded with gnarled olive trees, wandering the historic streets of Quebec, meeting the enormous residents of a Laotian elephant preserve or floating down a rural in China on a bamboo raft past dragon-teeth mountain peaks. Guests eat like locals from gourmet picnics to world class restaurants, enjoying native food traditions and enjoy top-rated and authentic accommodations.

We are continuously focused on maintaining and elevating the guest experience and identifying new opportunities to help people discover the wonders of the world. We believe that our track record of high-quality expedition offerings, along with our history of providing in-depth and highly innovative itineraries, represent significant competitive advantages.

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with the National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in education, exploration, research, storytelling, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches hundreds of millions of people around the world through a wide range of media, including print, TV, digital and social media platforms. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their expedition.

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

Sven-Olof Lindblad, our founder and current Co-Chairperson of our board of directors, currently serves on the board of the Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation and previously served on the National Geographic Society’s International Council of Advisors, which was composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. Mr. John M. Fahey, Jr., one of our board of directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

Partnership with World Wildlife Fund

Natural Habitat has partnered with the WWF, since 2003, to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name, logo and select mailing list through 2023 in return for a royalty fee.

Business and Growth Strategies

The following are the key components of our business strategy:

Deliver Exceptional Guest Experiences

Our chief guiding principle throughout the organization is to ensure that everything adds value to the guest experience. This applies to every step of the process from the first engagement with a potential guest, through the booking process and travel preparations, the actual expedition, trip or adventure, whether onboard a vessel or off on explorations and tours, and once back at home.

We believe that our guests do not want to be passive tourists, so our expeditions and travel experiences foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. On our ships this could include an opportunity for the guest to watch a killer whale circling a seal on an ice floe, while standing next to a marine biologist and an experienced nature photographer from National Geographic. On our land experiences this could include an immersive viewing of polar bears preparing to hunt on the ice under the guide of an expert naturalist.

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

We place a strong focus on innovation, which we seek to achieve by introducing new expedition options and continuously making improvements to our fleet and voyage experiences as new technology or operating procedures are developed. We make deployment decisions with the goal of optimizing the overall profitability of our portfolio, with these decisions generally made 18 to 36 months in advance. Adding new capacity and geographies allows us to expand our inventory of existing itineraries, extend into new markets and explore new destinations.

High Visibility and Differentiated Revenue Management Strategy

Our business model generally allows us to generate consistent free cash flow with high revenue visibility. Given the nature of our expeditions and the expectation that our guests will seek to plan such trips with substantial lead time, we generally begin to market our expeditions approximately 12 to 24 months in advance of the departure date. Guests book their trips, on average, nine months prior to travel date for our Lindblad expeditions and seven months prior to travel for our land experiences, paying a deposit at booking, providing us significant visibility into future revenue and a source of cash flow. Final payment is due 60 to 120 days prior to the date of travel, dependent upon the selected expedition.

Unlike the large cruise line operators that serve the broader market, our product offerings are inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We do not believe in driving participation through discounting and do not generally pursue such strategies. Instead, we focus on enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is cruise industry convention to base 100% occupancy on two persons per cabin, the Lindblad segment may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market, where three or more occupants per cabin is not uncommon. However, we have historically achieved strong occupancy rates including operating at 81%, 89% and 91% occupancies for the years ended December 31, 2021, 2020 and 2019, respectively. The occupancy rates for 2021 and 2020 have been skewed by the effects of the COVID-19 pandemic.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. In the cruise industry, net yield per available guest night is a frequently referenced metric and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. At the Lindblad segment, net yield per available guest night was $879, $1,048 and $1,051 in 2021, 2020, and 2019, respectively. The net yield per available guest night for 2021 and 2020 have been skewed by the effects of the COVID-19 pandemic. Our net yield per available guest night is significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

The Lindblad brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, as is evidenced by our high levels of repeat guests. Historically, approximately 40% of Lindblad guests booked through our U.S. office have been past guests. We have closely aligned our Lindblad marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the LEX-NG Fund. In the past, we have organized high-level meetings in the Arctic, Antarctic, the Galápagos Islands and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brand with high-quality marine based adventure vacation experiences.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. Developing our brand and growing our digital audience has been a point of emphasis and we have dramatically increased social followers, as well as engagement and impressions. Our increased efforts around digital marketing and social media have also resulted in significant earned media from brands, influencers and industry partners.

Disciplined Expansion

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring immersive and authentic experiences. This has led to strong growth in the specialty cruise and adventure travel segments and we believe these trends will continue following the COVID-19 pandemic. We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity and product offerings, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators.

Given the demand for expedition cruising, we have strategically expanded our owned and operated fleet from six ships to ten ships through a new build program. This included the delivery of two polar ice-class vessels, the National Geographic Resolution during 2021 and the National Geographic Endurance in 2020, more than doubling the size of our existing polar capacity, and the delivery of two new coastal vessels, the National Geographic Venture in 2018 and the National Geographic Quest in 2017, nearly tripling the capacity of our US-flagged fleet.

During 2021 we further diversified our product portfolio, with the acquisition of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences, and Classic Journeys, a leading luxury walking tour company that offers highly curated active small-group and private custom journeys. Similar to the Company’s acquisition of Natural Habitat in 2016, these businesses are strong compliments to our existing product offerings, and we will leverage our experience and resources to accelerate their growth and capitalize on the growing demand for authentic and immersive adventure travel.

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

All of our land tour companies share a commitment to an exceptional guest experience – achieved in part through small groups, best-in-class interpretation and guiding, and local connections built over decades of operating in their destinations. Each company offers a variety of services, activities and equipment specific to their tour segment. We provide equipment for guests such as kayaks, snowshoes, parkas, and bicycles – from high-end road bikes to luxurious e-bikes. We transport guests in vehicles specific to the journey such as customized polar rovers for up-close viewing of polar bears on the Tundra, specialized 4x4 Land Rovers while on safari or dedicated support vehicles that follow the day’s bicycle route distributing refreshments and offering a lift to tired bikers. Experienced, local guides lead guests on journeys while viewing grizzly bears in Alaska, cycling through Tuscany, hiking in Zion, touring ancient ruins in the Amazon, rafting the Grand Canyon or taking in meals with locals in a Mediterranean village.

Our ships and land tours allow us to offer guests authentic, up-close experiences in the planet's wild, remote places, but at the same time, enjoy a high level of comfort, convenience and safety. High-quality dining is an integral part of our expedition experiences with influences and flavors that reflect the regions being explored, along with traditional fare. Food is sourced locally whenever practicable from sustainable providers and seating is open with a relaxed atmosphere. Our ships offer a range of services and amenities which allow our guests to travel in comfort. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, 24-hour beverage service, internet connection, laundry facilities and a doctor on call.

We offer to handle virtually all travel aspects related to guest reservations and transportation, simplifying the planning and booking process for our guests. We also provide guests the opportunity to purchase pre- and post-expedition extensions or services that may include additional hotel nights, air travel, private transfers, excursions, land travel packages and travel protection insurance.

Sales and Marketing

We place a strong emphasis on identifying the needs of our guests and creating expedition and travel opportunities that our guests value. We use communication strategies and marketing campaigns designed to strengthen brand awareness and to emphasize the distinctive qualities of each experience we offer. Marketing strategies include the use of direct marketing, mail and email; digital media, including search, social media and programmatic ad buying; traditional media; brand websites; and travel agencies and other strategic third-party distribution partners.

We source our business through a combination of direct selling, travel agency networks and, at the Lindblad segment, through our strategic alliance with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, the majority of our guests have been from the United States. Expedition cruise guests sourced from the U.S. represented approximately 98% of our total global expedition cruise guests’ ticket revenue in 2021 and 91% in 2020 and 2019.

Our largest channel for expedition cruise guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or requesting a reservation online at our website. The direct channel represented approximately 39% of expedition cruise guest ticket revenues for 2021 and 2020 and 40% for 2019.

We also generate significant bookings from travel agents and wholesalers, representing approximately 26% of expedition cruise guest ticket revenue for the year ended 2021, 30% for the year ended 2020 and 29% for the year ended 2019. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The four consortiums with which we have preferred partner agreements are Virtuoso, Signature, American Express and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales team meet with hundreds of highly-targeted agents annually, at consortium conferences and training seminars, and in-person at agency offices to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a significant channel for bookings for our expedition cruise business. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 28% of expedition cruise guest ticket revenues for 2021, and 24% for 2020 and 2019. As part of this relationship, our owned vessels carry the National Geographic name.

The remainder of our expedition cruise bookings, 7% of guest ticket revenues for 2021, 2020 and 2019, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations, and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels. Our detailed brochures and websites present our expedition and tour offerings comprehensively, providing guests with all the information needed to make an informed travel decision. We invest significantly in digital media as part of our guest acquisition efforts with particular focus in paid search, social media, content development and programmatic video and display advertising. We also execute direct mail campaigns with the primary purpose of generating qualified leads, upon which we will fulfill requests with the appropriate product brochure and/or digital media.

We operate several websites, www.expeditions.com for our Lindblad expedition cruise offerings, www.nathab.com for our Natural Habitat nature adventures, www.duvine.com for our DuVine cycling adventures, www.offthebeatenpath.com for our Off the Beaten Path guided travel adventures and www.classicjourneys.com for our handcrafted luxury walking tours. Each website is supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. Consumers are directed to key areas on each website through weekly emails, direct mail, social media, PR, and advertising. We also routinely offer webinars to provide greater insights into our expeditions, hosted by members of our expedition teams with intimate knowledge of the geographies featured. In 2021, www.expeditions.com launched a fully redesigned website that fits any device or screen and features enriched design and content to better reflect the expedition experience. This new website will also provide a significant boost in discoverability, driving awareness and lead generation through improved organic search.

Our marketing team encompasses broad and diverse skill sets including product and channel marketing, digital marketing, database marketing, copywriting and creative, video production and research and analytics.

Trip Pricing

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

Our land-based travel prices typically include accommodations, transportation while on tour, gear specific to the tour and most activities and meals, other than items of a personal nature, such as airfare to and from the tour and certain other specialized events or activities. Prices vary depending on many factors, including the destination, activities included, tour length and time of year during which the trip takes place. Payment terms generally require an upfront deposit to confirm a reservation with the balance due prior to departure.

Seasonality

Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of vessel classification societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours.

Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues are recorded during the second and third quarters from their spring and summer departures.

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

For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks. Drydock interval and required inspections are statutory requirements controlled under chapters of the International Convention of the Safety of Life at Sea (“SOLAS”) and Classification Society rules. Under these requirements, passenger ships must be inspected in drydock twice in five years, with the maximum duration between each drydock inspection not to exceed three years, and an underwater hull inspection is required annually. To the extent practicable each ship’s crew and hotel staff remain with the ship during drydocking periods and assist in performing repair and maintenance work. Drydockings are typically planned during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service.

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

Industry and Market

We believe the specialty and small ship cruising segment of the cruise industry demonstrates the following positive fundamentals:

Strong Growth in Specialty and Small Ship Cruising Segment

The specialty and small ship cruising segment of the cruise industry is characterized by vessel size, unique itineraries, active adventures, gourmet culinary programs, highly personalized service and a more inclusive offering. These exclusive attributes, combined with a growing worldwide target population, provide specialty and small ship cruising operators with significant pricing leverage as compared to the other segments of the cruise industry.

Ship based travel was growing rapidly prior to the pandemic and is forecasted to recover strongly with an estimated 32 million annual passengers and $36 billion market revenues by 2026, per a 2021 Statista report. Despite this anticipated growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market following the COVID-19 pandemic. In addition, in the COVID-19 environment, smaller ships allows for a highly controlled environment that is beneficial to implementing stringent cleaning protocols, while also providing for the ability to more efficiently and effectively test our guests and crew prior to boarding. Additionally, expeditions take place in remote locations where human interactions with persons not on the expedition are limited, so there is less opportunity for external influence. Smaller ships also have the ability to be flexible with regards to existing itineraries and are continually investigating additional itinerary opportunities both internationally and domestically, providing a further competitive advantage during these times.

Specialty Land-Based Activity Segment

Land-based adventure travel is characterized by an emphasis on experience and connection with the visiting surroundings, with typical itineraries containing a number of the following components: nature and the outdoors, physical activity, novel or unique experiences, culture, wellness, sustainability and low impact. Top activities include hiking; culinary, cultural and wellness focused activities; and e-bike cycling. According to the Adventure Travel Trade Association and Euromonitor, the global market for adventure tourism was $683 billion in 2019 and is projected to grow to $1.6 trillion by 2026. Prior to the COVID-19 pandemic, the demand for small-group, immersive travel was growing due to traveler preferences shifting towards authentic experiences.

Our land tour companies are led by leaders with 100 years of combined experience in adventure travel, cycling quests and walking tour journeys. Within the specialty of each land tour company, we have journeyed guests through expeditions from the tundra of Manitoba and remote camps in Greenland, to snorkeling, sailing or hiking in the Galápagos Islands, to cycling through the French Alps, to walking in the thyme-scented countryside of Provence.

As pioneers in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition tours in remote, wild locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families, but affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. We believe that our small ship expedition and small group land tour offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. Based on the U.S. Census Bureau’s 2021 National Projections, the age group of 50 years and older numbered approximately 121 million individuals in 2021, or approximately 36% of the U.S. population, and is expected to grow 4% to 126 million by 2025.

High Barriers to Entry

The cruise industry in general, and the adventure travel and specialty cruise industries specifically, are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of several well-established and recognizable brands and the time and personal relationships required to develop strong networks of experts, guides and vendors to lead and support experiential travel. Additionally, there are large investments required to build new, sophisticated ships, long lead times necessary to construct new ships and limited newbuild shipyard capacity. Operators must also develop strong travel agent network partnerships, as well as acquire local permits or licenses required to operate in a diverse range of geographies.

Competition

For our ship-based expeditions, we compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Silversea Expeditions, Quark Expeditions, Compagnie du Ponant, Hurtigruten and UnCruise Adventures. We expect our competition in the specialty cruise business to continue to increase in future years as the expedition cruising market continues to grow and large cruise operators seek access to the market through acquisitions or development of their own vessels and operations.

For our land-based expeditions, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Overseas Adventure Travel, Mountain Travel Sobek, Butterfields & Robinson and Backroads.

We also compete with other vacation alternatives such as land-based resort hotels and sightseeing destinations for guests’ leisure time.

Environmental and Social

We are driven by the goal of helping people see, feel, discover and appreciate the natural world, increasing awareness and appreciation for the environment and, in turn, care for sustainability. We have been a leader in sustainable, responsible travel for more than 50 years, through raising awareness, adopting green business practices, protecting nature, preserving culture, supporting local communities and artisans and practicing sustainability throughout every level of its operations, from ships to offices. In addition, we are committed to company-wide diversity, equity and inclusion initiatives, including recruitment, hiring and mandatory training for all employees.

Lindblad and Natural Habitat are 100% carbon neutral, with Natural Habitat being the world’s first 100% carbon neutral travel company, and both are single-use plastic free. In 2008, the LEX-NG Fund was established to support ocean conservation, the restoration of marine and coastal habitats and environmental stewardship.

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

In 2018, we eliminated guest-facing single-use plastics fleet-wide and we have been a carbon neutral company since 2019. To offset the carbon footprint of our business (including fleet operations; expedition operations; staff and crew travel; waste; and other small but measurable sources of emissions), we work with South Pole, Inc., the world's leading developer of international emission reduction projects. We fund projects to utilize technologies including solar, wind, geothermal and hydropower to mitigate, sequester or remove carbon from the atmosphere, which are certified under one of the industry-recognized standards; (i) Verified Carbon Standard, (ii) Gold Standard VER or (iii) Certified Emission Reduction. Our 2021 projects included a geothermal project in Indonesia, wind power projects New Caledonia and Columbia, a solar project in India, and a Hydropower project in Vietnam. All projects in our portfolio support the UN's established Sustainable Development Goals.

Our staff works with several organizations to promote sustainable seafood programs where possible, including (i) the Monterey Bay Aquarium Seafood Watch program, whose scientific-based standards guide seafood producers, industry leaders, organizations, and governments around the globe to improve their fishing practices, (ii) a co-op in the Galápagos Islands committed to ocean conservation and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem.

At Natural Habitat, we have crafted our entire enterprise around the mission of conservation through exploration – protecting our planet by inspiring travelers, supporting local communities and bolding influencing the entire travel industry. Sustaining the world’s wild places and the people who live in and around them is integral to who we are.

Because of our commitment to environmentally friendly travel, we began a relationship with World Wildlife Fund in 2003 as their conservation travel provider. We have provided more than $4.5 million in support of WWF’s mission to conserve nature and reduce the most pressing threats to the diversity of life on Earth. And our travelers have donated an additional $13.5 million in support of WWF priorities in some of the most precious yet imperiled places on the planet. This innovative partnership benefits our travelers, our company, and the planet as we work together to change the way people think about travel.

Since 2007, Natural Habitat Adventures has been the world's first 100% carbon-neutral travel company. In 2019, we took our commitment to a whole new level: we also offset all our travelers' flights to and from our global adventure destinations, increasing the total amount of our carbon offsetting by 300-400%.

Natural Habitat has been actively working to mitigate the waste produced on our adventures. In 2011, we opted to get rid of single-use plastic water bottles on our trips, accomplishing that goal worldwide within two years. In 2018, we eliminated plastic straws. In 2019, Natural Habitat operated the World’s First Zero Waste Adventure in Yellowstone National Park, an ambitious quest to reduce waste so dramatically that everything we generated on a weeklong trip would fit into one quart-sized bottle.

Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (LEX-NG Fund)

One of Lindblad’s guiding principles is to positively impact the areas we explore and in which we work. To this end, we, along with the National Geographic Society, created the LEX-NG Fund to support projects at the global, regional and local level. The objective of the LEX-NG Fund is to support projects to understand and protect our world’s oceans, restore critical marine and coastal habitats, and foster environmental stewardship in the regions visited by our fleet, and beyond. Together with our guests, we have granted $16.3 million to a variety of projects supporting the regions we visit since the Fund was established in 2008. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects. During 2021, the LEX-NG Fund issued 18 unique grants to early career conservationists, educators, researchers, and storytellers, plus six unique grants to regional partners in the Galápagos Islands. It also pledged support to The National Geographic Society’s Pristine Seas program, Grosvenor Teacher Fellowship, and three additional regional partners in Southeast Alaska, Baja California, the Galápagos Islands, and the Peruvian Amazon. These 2021 grants and pledges are supported by approximately $1.9 million in funding from the LEX-NG Fund. In 2020, the LEX-NG Fund issued eight unique grants to eight regional partners in five key regions, while also supporting three major National Geographic Society conservation, education and research initiatives: Pristine Seas, Grosvenor Teacher Fellowship and Early Career Grants. All funds being spent for these activities were donated by guests traveling aboard our fleet and proceeds from the common stock shares referenced above. The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board is currently comprised of five members, including Sven-Olof Lindblad, our founder and board of directors Co-Chairperson; Ian Miller, Chief Science and Innovation Officer at the National Geographic Society; and Alex Moen, Chief Explorer Engagement Officer at the National Geographic Society.

Human Capital Resources and Management

At Lindblad Expeditions, we adhere to our guiding principles, one of which is treating everyone with dignity and respect, and we simply could not do our work without the diverse kaleidoscope of humanity that creates and delivers our remarkable offerings across the planet. As a Company that respects and celebrates the inherent diversity in the places we explore, we recognize the need to mirror that same diversity and all the interconnected perspectives within our organization. We are committed to building a community of different genders, races, ages, sexual orientations, chosen identities, and countries of origin where every person brings their whole self to work and whose skills, talents and abilities are valued. We believe we can explore farther and in a more meaningful way by actively creating a more diverse and inclusive organization where everyone feels that they belong.

As of December 31, 2021, we had approximately 720 employees, including approximately 390 shipboard employees, and approximately 310 full-time and 20 part-time employees in our shoreside operations. Some of our employees in Ecuador are represented by a collective bargaining agreement. During 2020, the COVID-19 pandemic forced us to suspend travel operations and furlough the majority of vessel crew as well as a portion of our shoreside and office personnel, during which time health and other benefits were provided. As travel operations resumed during 2021 all furloughed employees were reinstated.

The safety, health and wellness of our employees is a top priority. The Company promotes the health and wellness of its employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our office employees have continued to primarily work remotely as we resume general business operations.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We look for enthusiastic team members who are accomplished in their field, excellent communicators, good leaders, and have a passion for travel. One of our guiding principles is to ensure that everything adds value to the guest experience and our office personnel, expedition staff and marine teams work diligently to ensure that our guests receive exceptional experiences and service. It is our daily interactions with guests that help them appreciate the history and natural history of each location, find inspiration, adventure and have a once in a lifetime experience. This guiding principle also furthers employee retention by honoring the value of employee service and actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits that aid in retention of our top-performing employees. We align base and variable pay with the external market, to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market. We provide a variety of benefits including but not limited to healthcare coverage, 401(k) retirement savings and travel opportunities on our expeditions for free or at reduced cost.

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

Regulation

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. Our owned ships are registered in the U.S., the Bahamas or Ecuador, as applicable. These countries are signatories to the International Maritime Organization safety, security and environmental instruments and policy. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of the ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations. Ships operating out of U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with international treaties and U.S. maritime regulations and by the United States Public Health Service and the Centers for Disease Control and Prevention for sanitary and health conditions. Ships are also subject to similar inspections pursuant to the laws and regulations of various other countries visited. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally.

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

The Coastwise Laws

Our U.S. flag vessels, the National Geographic Sea Bird, the National Geographic Sea Lion, the National Geographic Quest and the National Geographic Venture, are subject to the U.S. laws relating to the transport of passengers between U.S. ports in the U.S. coastwise trade.

These laws relating to vessels are principally contained in 46 U.S.C. §55103 and the federal regulations promulgated thereunder and are commonly referred to collectively as the “Coastwise Laws.” Subject to limited exceptions, vessels transporting passengers between ports of places in the United States, whether directly or by the way of foreign port, must be “coastwise qualified”. To be qualified, a vessel must be owned and operated by “citizens of the United States” within the meaning of the governing laws and regulations. In the case of a corporation: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation, and each person authorized to act in the absence or disability of such persons, must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be beneficially owned by U.S. citizens.

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

Consumer Financial Responsibility Regulations

U.S. law requires the operators of passenger vessels embarking passengers at U.S. ports to be certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our U.S. embarking expeditions of the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest, National Geographic Venture, National Geographic Orion and the National Geographic Endurance through an escrow account for passenger deposits and through our liability insurers.

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

Some of these risks include:

●	suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus;

●	the impact of the COVID-19 virus on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	the impacts of the COVID-19 virus on future travel and the cruise and airline industries in general;

●	adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel;

●	adverse publicity concerning the cruise industry in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our partnership with National Geographic;

●	compliance with financial and/or operational covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	loss of business due to competition;

●	the result of future financing efforts;

●	compliance with new or existing laws and regulations, including environmental regulations, travel advisories and restrictions; and

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Risks Related to the COVID-19 Pandemic

Restrictions or extended restrictions, on expedition travel in general, have materially adversely affected our business and could materially adversely affect our financial condition and liquidity.

Although many travel restrictions have been lifted or eased, such measures may be reimposed or extended. Any cases of COVID-19 on one of our vessels could result in a subsequent suspension of travel or limit our ability to disembark guests from such vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will not implement new travel restrictions in place which would impact our ability to sail scheduled itineraries. In addition, following the ease of travel restrictions, there is no assurance that guests will immediately recommence travel to pre-pandemic levels. Travel restrictions have materially adversely impacted our business and operations and existing or new travel restrictions or lower guest demand would have a material adverse impact on our results of operations, financial condition and liquidity.

COVID-19 has had and will continue to have, a significant impact on our financial condition and operations, which may impact our ability to obtain acceptable financing to fund the necessary cash needed for operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows and liquidity.

The spread of the COVID-19 virus and the recent developments surrounding the global pandemic has had, and will continue to have, a material negative impact on all aspects of our business. We previously had to suspend or cancel, as applicable, all our expedition operations and such measures may be required again in the future. In addition, we have been and will continue to be further negatively impacted by related developments, including new variants of the COVID-19 virus, continued heightened governmental regulations and travel advisories, issues with the effectiveness, availability or safety of vaccines, current and future recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and will continue to significantly impact, our access to various destinations, operations and demand for travel in general.

We will continue to incur COVID-19 related costs as we continue to implement additional health and hygiene-related protocols. In addition, the industry has already been and may again in the future be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations or result in cancellations.

We cannot predict with certainty any future travel bans, COVID-19 outbreaks on our vessels or the general demand for expedition travel as a result of the COVID-19 virus, and we cannot predict if and when we will return to pre-COVID-19 levels of occupancy. In addition, we cannot predict the impact COVID-19 will have on our partners in the future, such as shipyards for new builds, travel advisors, suppliers and other vendors, and on our land-based travel subsidiaries.

Given the dynamic nature of this situation, we cannot reasonably estimate or predict the impact of a future cessation of operations on our costs and future prospects. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of future cancellations or rescheduling, as applicable, of our expeditions, which may be further extended, and the public’s concern regarding the health and safety of travel, especially by ship, and related decreases in demand for travel. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company, our expedition destinations and offerings and the public’s concerns regarding the health and safety of travel generally, as well as regarding the industry and our ships specifically. In addition, an outbreak among our employees could cause cancellations or make it difficult to operate and find additional labor.

The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our expeditionary travel offerings has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing. Current economic forecasts for significant increases in unemployment in the U.S. and other regions is likely to continue to have a negative impact on demand for our expeditions, and these impacts could exist for an extensive period of time.

We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems, including those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems, which are also affected by the COVID-19 pandemic. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.

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

Events such as terrorist and pirate attacks, war and other hostilities and the resulting political instability, travel restrictions, such as travel bans to and from certain geographical areas and heightened regulations around customs and border control, the spread of contagious diseases, such as COVID-19, zika or other viruses, and other related concerns over the safety, health and security aspects of traveling, or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. In view of our global operations, we are susceptible to a wide range of adverse events, which could decrease demand and adversely affect our business. In addition, adverse publicity from incidents at sea or in remote locations, even when not involving any of our ships or travel offerings, may discourage prospective travelers from taking an expedition-style trip.

Our business may be negatively affected by severe or unusual weather conditions, including climate change.

Our fleet and the port facilities we use may also be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice floes. From time to time, we may be forced to alter itineraries or cancel expeditions due to these or other factors, which could negatively impact our sales and profitability. Additionally, substantial changes to historical weather patterns, whether caused by climate change or other factors, including changing temperature levels, changing rainfall patterns and changing storm patterns and intensities, could significantly impact our future business. Substantial changes to historical weather patterns could result in significant negative changes to the delicate regions that our expeditions venture, such as rising temperatures in the Arctic region that could accelerate the melting of the polar ice cap or changes to the historical weather patterns in delicate areas such as the Galápagos Islands that impacts its ecosystem and, therefore, potentially impact the viability of various expeditions, such as our polar bear tours.

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

Delays or cost overruns or the financial difficulties of the shipyards could have a negative impact on us.

We are currently in the process of modifying a vessel and may need to drydock vessels in the future for repairs or modifications. Additionally, although we have no new builds currently in construction, we may in the future. Vessel building, modification and repairs are subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

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

Any significant delays, cost overruns or failure to timely deliver a new vessel or complete modifications or repairs on existing vessels we have committed to service our guests could adversely affect us in several ways, including delaying the implementation of our business strategies, materially increasing our cost of servicing our commitments to our guests or resulting in the cancellation of scheduled expeditions, which have occurred in the past. In addition, there are a limited number of shipyards with the capability and capacity to build, modify or repair our ships and, accordingly, increased demand for available shipyard slots could impact our ability to construct, modify or repair ships when and as planned and/or result in stronger bargaining power on the part of the shipyards. We are also at risk of a shipyard experiencing financial difficulty during the process of a new-build or vessel modification or repair, which would subject us to the risk of a shipyard ceasing operations or filing for bankruptcy before delivering a vessel to us, which could substantially delay any delivery of the vessel to us and could have a material adverse impact on our business.

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

We also continue to make substantial capital expenditures to increase the size of our fleet by constructing or modifying vessels and may acquire existing vessels from other parties in the future. Shipyards generally require us to make installment payments on any major order prior to delivery, which requires us to obtain financing or expend a significant amount of our own money to build a new vessel or modify an existing vessel without any corresponding revenue for an extended period of time. In addition, we may not receive the expected demand for our newly constructed or acquired vessels, which could have an adverse impact on our operations.

Although we believe we can access sufficient liquidity to fund our maintenance, investments, including new ship construction and vessel modification, and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, including for new ship builds, our ability to timely refinance and/or replace our outstanding debt and credit facilities on acceptable terms or at all will depend upon numerous factors, many of which are beyond our control. Our inability to access sufficient liquidity on favorable terms when needed would have a negative impact on our ability to expand our fleet, our results of operations and our financial condition.

Failure to maintain our partnership with National Geographic could adversely affect our results of operations.

We have an on-going partnership with National Geographic and any termination or alterations to this relationship would likely have an adverse effect on our business. Pursuant to such agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes, and we and our guests have access to National Geographic photographers, naturalists and other experts. National Geographic has the right in certain instances to unilaterally terminate the Alliance and License Agreement with us, including:

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

We operate in the vacation market, and adventure travel is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours.

We face significant competition from other vacation and adventure travel operators and cruise companies on the basis of pricing, destination, travel advisors preference and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination and is fragmented and primarily comprised of private operators. Currently, we do not directly compete with large cruise vessels. However, in the event large cruise operators further expand into offering smaller sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

In the event that we do not differentiate our offerings or otherwise do not compete effectively with other vacation and adventure travel operators and cruise companies, our results of operations and financial position could be adversely affected.

Unavailability of ports of call may adversely affect our results of operations.

The availability of ports and destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, COVID-19 protocols and regulations, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have, geopolitical developments, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries.

Traditionally certain ports and destinations are facing a surge of both cruise and non-cruise tourism that, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers.

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

We also expect to continue to pursue acquisitions in the future, which are subject to, among other factors, our ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, we cannot make any assurances that past or future acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (i) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (ii) difficulty in aligning procedures, controls and/or policies; and (iii) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.

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

If Natural Habitat’s license agreement with WWF was terminated or modified in any material respect, our results of operations for the Land Experiences segment may be materially adversely affected.

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

Our operating costs could increase due to market forces, inflation, supply chain disruptions and economic or geopolitical factors beyond our control.

Our capital expenditure and operating costs, including food, hotel, payroll, fuel, maintenance and repair, airfare, taxes, insurance and security costs, are subject to increases due to market forces, inflation, supply chain disruptions and economic or political conditions or other factors beyond our control. If prices rise significantly in a short period of time, we may be unable to sufficiently increase fares or other fees to fully offset our increased costs. Increases in capital expenditures and operating costs could adversely affect our profitability.

We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available in the future, particularly for war risk insurance. All of our insurance coverage is subject to certain limitations, exclusions and deductible levels.

We may be unable recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time and other qualified employees, which may adversely impact our business operations, guest services and satisfaction.

We hire a significant number of qualified shipboard personnel each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships, including isolated COVID-19 infections that could result in potential outbreaks on our ships, and the related adverse media publicity, and adverse economic conditions that negatively affect our profitability could negatively impact our ability to recruit, develop and retain sufficient qualified shipboard personnel. In addition, in general, the United States is experiencing a labor shortage and our ability to attract, recruit, develop and retain qualified personnel is more difficult, and any shortage of qualified employees could adversely impact our business and operations.

Price increases for commercial airline service for our guests or major changes or reductions in commercial airline service and/or availability could increase our operating expenses and adversely impact the demand for expedition travel.

Most of our guests depend on scheduled commercial airline services to transport them to or from the ports where our expeditions embark or disembark passengers. Increases in the price of airfare would increase the overall price of the expedition vacation to our guests, which may adversely impact demand for our expeditions. In addition, changes in the availability of commercial airline services (whether due to price increases, COVID-19 issues, a reduction in direct flights, flight cancellations or other factors) could adversely affect our guests’ ability to obtain air transport, which could adversely affect our results of operations.

Our reliance on travel advisors to sell and market our cruises exposes us to certain risks that, if realized, could adversely impact our business.

Because we rely on travel advisors to generate a substantial portion of the bookings for our ships, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages, these advisors may be incentivized to sell vacation packages offered by our competitors to our detriment, which could adversely impact our operating results. In addition, the travel advisor industry is sensitive to economic conditions that impact discretionary income. Significant disruptions or contractions in the industry could reduce the number of travel advisors available for us to market and sell our expeditions, which could have an adverse impact on our financial condition and results of operations.

Disruptions in our shoreside operations or our information systems may adversely affect our results of operations.

Our principal executive offices are located in New York, New York, our principal shoreside operations are located in Seattle, Washington, and our subsidiary operation offices are located in Louisville, Colorado, Boseman, Montana, Somerville, Massachusetts, and La Jolla, California. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We carry business interruption insurance to transfer standard insurable risks for our shoreside operations and cyber liability for our information systems. Any losses or damages incurred by us in excess of our insurance coverage could have an adverse impact on our results of operations.

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

In addition, we have ship maintenance contracts, and may have ship construction contracts in the future, that are denominated in currencies other than the U.S. dollar. We have entered into, and may enter into in the future, forward contracts and/or options to manage a portion of the currency risk associated with these contracts, and we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of any such contracts could result in a significant loss.

The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel due to strained employee relations could adversely affect our results of operations.

Our success depends, in large part, on the reputation, skills and contributions of key executives, and other employees, and on our ability to recruit and retain high quality personnel. Our management team is comprised of individuals with a diverse knowledge base and skill sets acquired through extensive experience in expedition cruising, adventure travel, and hospitality. We must continue to sufficiently recruit, retain, train and motivate our employees to maintain our current business and support our projected growth. A loss of key executives or other key employees or disruptions among our personnel could adversely affect our results of operations.

We rely on third-party providers of various services integral to the operation of our businesses. These third parties may act in ways that could harm our business.

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses. We are subject to the risk that certain decisions regarding the provision of such services are subject to the control of third-party service providers and that those decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us.

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

We recently implemented new reservations and CRM systems to modernize and improve current capabilities. The new systems are intended to combine enterprise resource planning solutions, machine learning and custom-built applications to address, among other areas, account management, billing and customer service. The new systems also intend to improve functionality and information flow, help generate higher revenues and increase automation in servicing our customers through the use of artificial intelligence.

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

A change in our tax status under the United States Internal Revenue Code of 1986, as amended (the “Code”), or other jurisdictions, may have adverse effects on our income.

At the present time, many of our subsidiaries that are foreign corporations do not derive any significant income from sources within the United States and are not subject to significant U.S. federal income taxes. Any income earned by these subsidiaries from sources within the U.S. generally is subject to U.S. federal income tax (and U.S. branch profits tax) unless the requirements of the exemption under Section 883 of the Code are met. Although we expect that any U.S. source income of our foreign subsidiaries will generally qualify for the benefits of the Section 883 exemption, there is no assurance that such benefits will be available.

In addition, the enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations. In general, changes in tax laws may affect our tax rate, increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. Any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

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

For instance, the number of visitors admitted to the Galápagos National Park at any given time is limited by the number of “cupos” permits issued by the Galápagos National Parks Service. In November 2021, the Special Law of Special Regimen for Province of Galápagos was modified to provide that owners of cupos sign a 20-year term contract with the Province of Galápagos, with such contract being subject to early termination by the government for non-compliance with the terms of the contract and applicable law regulations. The 20-year term is renewable by the cupos owner upon expiration of the contract, and cupos contracts that are terminated early shall, within one year of the non-renewal or early termination, be submitted to a public auction for a 20 year-term upon verification of compliance with certain environmental regulatory conditions. Our rights to operate in the Galápagos Islands are therefore subject to annual renewal based on the law and decree regarding the compliance with environmental and other applicable laws and regulations.

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

Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents, partners, or expedition representatives could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

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

The operation of vessels is subject to the requirements of the International Maritime Organization’s International Safety Management Code for the Safe Operation of Ships and Pollution Prevention (“ISM Code”). The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. A failure to comply with the ISM Code may subject us to increased liability, invalidate existing insurance or decrease available insurance coverage for the affected vessels and result in a denial of access to or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

Compliance with existing or changing laws and regulations could adversely affect our business.

Extensive and changing laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization conventions and regulations and the International Convention for the Safety of Life at Sea, which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which may be amended from time to time. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the nationality of a vessel’s crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations or the addition of new equipment for our vessels.

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

To the extent any of our U.S. flagged vessels continue to transport passengers in the U.S. coastwise trade, we are subject to the Coastwise Laws, which govern, among other things, the ownership and operation of vessels used to carry passengers between

U.S. ports. Subject to limited exceptions, the Coastwise Laws and the regulations promulgated thereunder require that such vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and beneficially owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens within the meaning of the statutes. A failure to maintain compliance with the Coastwise Laws would adversely affect our financial position and our results of operations as we would be prohibited from operating vessels in the U.S. coastwise trade during any period in which we do not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities our compliance with the Coastwise Laws. In addition, a failure to maintain compliance could subject us to fines and our vessels could be subject to seizure and forfeiture for violations of the Coastwise Laws and the related U.S. vessel documentation laws.

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

Risks Related to Our Debt

Our substantial debt could adversely affect our financial condition.

We have a substantial amount of debt and significant debt service obligations. For example, our debt could:

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

Despite our leverage, we may incur more debt, including secured debt, which could adversely affect our business and prevent us from fulfilling our obligations with respect to the notes.

We may incur additional debt in the future, including secured indebtedness, with up to $45.0 million of available capacity under a new credit facility, and indebtedness of subsidiaries to which the notes would be structurally subordinated. If the applicable subsidiary is a guarantor, then the guarantee of the notes by such subsidiary would be structurally pari passu with such subsidiary’s other senior indebtedness. Except for the restrictions set forth in the indenture governing the notes, the new credit agreement and our senior secured credit agreements, we are not restricted from incurring additional debt or refinancing our debt. Although the indenture governing the notes and the agreements governing the new credit agreement and our senior secured credit agreements contain restrictions on the incurrence of additional debt by us or our subsidiaries, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt, including secured debt, that could be incurred in compliance with these restrictions could be substantial.

If new debt is added to our existing debt levels, the related risks that we now face would increase.

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

Any circumstance or event that leads to a decrease in consumer cruise and land-based travel spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry or the travel industry, could negatively affect our operating cash flows. Although we expect that we will have sufficient cash flows from operations during the COVID-19 pandemic and variants, and expect we will have sufficient access to capital to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace outstanding debt and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including but not limited to the condition of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

Our Third Amended and Restated Credit Agreement (“Amended Credit Agreement”), as amended, and our senior secured credit agreements (the “First Export Credit Agreement” and the “Second Export Credit Agreement”), as amended, contain certain financial covenants and are secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants, or successfully amend our covenants, could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Any inability to satisfy any covenants required by our debt agreements could result in an acceleration of certain of our indebtedness.

We are subject to various covenants in the instruments governing our debt, including the indenture governing the notes issued February 4, 2022. Any failure to comply with such terms, conditions, and covenants could result in an event of default under our current or future indebtedness. Further, if an event of default were to occur under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, terminate all commitments to extend further credit, foreclose or otherwise enforce against all the assets comprising the collateral securing or otherwise supporting such debt and pursue other legal remedies. The instruments governing our debt may also contain cross default provisions or cross acceleration provisions that could cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under our outstanding debt instruments or settle other outstanding contracts if such amounts were accelerated upon an event of default. We may need to conduct an asset sale or pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. There can be no assurance you that our assets, including any applicable collateral, would be sufficient to fully repay our current or any future debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt (including the notes), the holders of such debt could proceed against the collateral securing such indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.

Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders, as applicable, and the remedies sought by the holders of such indebtedness could leave us unable to pay principal, premium, if any, or interest on the notes and could substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to (i) declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments and cease making further loans and (iii) institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek waivers from the required lenders or holders, as applicable, under the instruments governing our other indebtedness to avoid being in default. If we breach our covenants under our indebtedness and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders, as applicable. If this occurs, we would be in default under the instruments governing our indebtedness, the lenders or holders, as applicable, could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by June 30, 2022. The ICE Benchmark Administration, the administrator of LIBOR, will cease providing LIBOR rates for certain U.S. LIBOR settings June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short term repurchase agreements - the Secured Overnight Financing Rate. There can be no guarantee on when the Company's lending institutions will work with the Company to amend the Company's LIBOR based borrowings or derivative instruments, or if such amendments will be completed prior to the dates that LIBOR is ceased being provided or at what spreads on a alternative rate selected. The consequences of these developments cannot be entirely predicted, but may result in an increase to our overall borrowing costs and interest expense, which could adversely affect our profitability.

We are a holding company, and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries. Accordingly, we will depend on the business of our subsidiaries to satisfy our debt obligations.

Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to service our debt, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations. Our subsidiaries are separate and distinct legal entities and, unless they are guarantors, have no obligation, contingent or otherwise, to make payments on our obligations or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations. As a result, we may be able to pay the cash obligations under our  obligations.

We may be unable to repay or repurchase our outstanding notes at maturity.

At maturity, the entire outstanding principal amount of our $360.0 million of 6.75% senior secured notes, together with accrued and unpaid interest, if any, will become due and payable. We may not have the funds to fulfill these obligations or the ability to renegotiate these obligations. If, upon the maturity date, other arrangements prohibit us from repaying the notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we were not able to obtain such waivers or refinance these borrowings, we would be unable to repay the notes.

Risks Related to Ownership of Capital Stock by Individuals and Entities that are not U.S. Citizens

Our Amended and Restated Certificate of Incorporation (“Amended Certificate”) limits the beneficial ownership of our capital stock by individuals and entities that are not U.S. citizens within the meaning of the Coastwise Laws. These restrictions may affect the liquidity of our capital stock and may result in non-U.S. citizens being required to disgorge profits, sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Coastwise Laws, and so long as we operate U.S. flagged vessels in coastwise trade, at least 75% of the outstanding shares of each class or series of our capital stock must be beneficially owned and controlled by U.S. citizens within the meaning of the Coastwise Laws. Certain provisions of our Amended Certificate are intended to facilitate compliance with this requirement and may have an adverse effect on certain holders or proposed transferees of shares of our common stock.

Under the provisions of our Amended Certificate, any transfer, or attempted transfer, of any shares of capital stock will be void if the effect of such transfer, or attempted transfer, would be to cause one or more non-U.S. citizens in the aggregate to own (of record or beneficially) shares of any class or series of our capital stock in excess of 22% of the outstanding shares of such class or series. The liquidity or market value of the shares of common stock may be adversely impacted by such transfer restrictions.

In the event such restrictions voiding transfers would be ineffective for any reason, our Amended Certificate provides that if any transfer would otherwise result in the number of shares of any class or series of capital stock owned (of record or beneficially) by non-U.S. citizens being in excess of 22% of the outstanding shares of such class or series, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who is a U.S. citizen chosen by us and unaffiliated with us or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from us and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.

These trust transfer provisions also apply to situations where ownership of a class or series of capital stock by non-U.S. citizens in excess of 22% would be triggered by a change in the status of a record or beneficial owner thereof from a U.S. citizen to a non-U.S. citizen, in which case such person will receive the lesser of the market price of the shares on the date of such status change and the amount received from the sale. In addition, under our Amended Certificate, if the sale or other disposition of shares of common stock would result in non-U.S. citizens owning (of record or beneficially) in excess of 22% of the outstanding shares of common stock, the excess shares shall be automatically transferred to a trust for disposal by a trustee in accordance with the trust transfer provisions described above. As part of the foregoing trust transfer provisions, the trustee will be deemed to have offered the excess shares in the trust to us at a price per share equal to the lesser of (i) the market price on the date we accept the offer and (ii) the price per share in the purported transfer or original issuance of shares, as described in the preceding paragraph, or the market price per share on the date of the status change, that resulted in the transfer to the trust.

As a result of the above trust transfer provisions, a proposed transferee that is a non-U.S. citizen or a record or beneficial owner whose citizenship status change results in excess shares may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss.

To the extent that the above trust transfer provisions would be ineffective for any reason, our Amended Certificate provides that, if the percentage of the shares of any class or series of capital stock owned (of record or beneficially) by non-U.S. citizens is known to us to be in excess of 22% for such class or series, we, in our sole discretion, shall be entitled to redeem all or any portion of such shares most recently acquired (as determined by us in accordance with guidelines that are set forth in our Amended Certificate), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status, in excess of such permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in our Amended Certificate. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by us. As a result of these provisions, a shareholder who is a non-U.S. citizen may be required to sell its shares of common stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened.

In order to assist our compliance with the Coastwise Laws, our Amended Certificate permits us to require that any record or beneficial owner of any shares of our capital stock provide us with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of our capital stock must provide us with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to us, our Amended Certificate provides us with certain remedies, including the suspension of the voting rights of the person’s shares owned by persons unable or unwilling to submit such documentation and the payment of dividends and distributions with respect to those shares into a segregated account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of our common stock may lose significant rights associated with those shares.

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

Our Amended Certificate contains provisions voiding transfers of shares of any class or series of our capital stock that would result in non-U.S. citizens within the meaning of the Coastwise Laws, in the aggregate, owning in excess of 22% of the shares of such class or series. In the event that this transfer restriction would be ineffective, our Amended Certificate provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of our capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, our Amended Certificate permits us to redeem such excess shares. The per-share redemption price may be paid, as determined by our Board of Directors, by cash or redemption notes or the shares may be redeemed for warrants. However, we may not be able to redeem such excess shares for cash because our operations may not have generated sufficient excess cash flow to fund such redemption. Further, the methodology for transfer to and sale by a charitable trust could be deemed invalid or unenforceable in one or more jurisdictions. If, for any reason, we are unable to effect a redemption or charitable sale when beneficial ownership of shares by non-U.S. citizens is in excess of 24.99% of the common stock, or otherwise prevent non-U.S. citizens in the aggregate from beneficially owning shares in excess of 24.99% of any class or series of capital stock, or fail to exercise our redemption or forced sale rights because we are unaware that ownership exceeds such percentage, we will likely be unable to comply with the Coastwise Laws and will likely be required by the applicable governmental authorities to suspend our operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on our financial position, results of operations and cash flows and any failure to suspend operations in violation of the Coastwise Laws could cause us to be subject to material financial and operational penalties.

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

We were restricted from paying dividends or other certain payments under our financing arrangements.

We were restricted, under our Main Street Loan, from declaring or paying dividends on our common stock, or making certain other payment or distribution, whether in cash, securities or other property, other than qualified capital stock, or any payment, other than qualified capital stock, including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancelation or termination of any equity interests in us, in our subsidiaries or any option, warrant or other right to acquire any such equity interests in in us or our subsidiaries. In addition, the Incremental Assumption Agreement and Third Amendment to Third Amended and Restated Credit Agreement also restricted us from declaring and paying cash dividends.

Provisions in our Amended Certificate and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Amended Certificate and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our Board of Directors has the ability to designate the terms of and issue new series of preferred stock.

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

Our common stock ranks junior to our Series A Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of Series A Convertible Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price paid for such shares, plus all accrued and unpaid interest and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Convertible Preferred Stock were converted into common stock and no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Convertible Preferred Stock such liquidation preference. Any conversion of the Series A Convertible Preferred Stock to common stock would also cause substantial dilution to our stockholders.

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

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, our Off the Beaten Path office in Boseman, Montana, our DuVine Cycling and Adventure office in Somerville, Massachusetts, our Classic Journeys office in La Jolla, California, a media studio in Burlington, Vermont and warehouse space in Seattle, Washington for our shoreside operations. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

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

Holders

As of January 31, 2022, there were 177 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings for use in our business operations and for purchases of our common stock, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant. We were restricted, under our Main Street Loan, from declaring or paying dividends on our common stock. The Incremental Assumption Agreement and Third Amendment to Third Amended and Restated Credit Agreement also restricted us from declaring and paying cash dividends.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2021.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus and our borrowings through the now-terminated Main Street Expanded Loan Facility program previously placed restrictions on stock repurchases. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2021.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
October 1 through October 31, 2021	584	$14.51	$-	$11,974,787
November 1 through November 30, 2021	8,244	17.38	-	11,974,787
December 1 through December 31, 2021	19,001	16.41	-	11,974,787
Total	27,829		$-

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2016 to December 31, 2021 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2016 and reinvestment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH - UNAUDITED
$220
$200
$180
$160
$140
$120
$100
$80
12/30/2016
12/29/2017
12/31/2018
12/30/2019
12/31/2020
12/31/2021
Lind
S&P 500
FTSE 100 Index

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
LIND	$100.00	$103.60	$142.43	$173.12	$181.16	$177.25
S&P 500	100.00	119.42	111.97	143.88	167.77	212.89
FTSE 100 Index	100.00	107.63	93.70	105.59	96.23	103.38

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We provide expedition cruising and land-based adventure travel fostering a spirit of exploration and discovery, using itineraries featuring up-close encounters with wildlife and nature, history and culture and promote guest empowerment, human connections and interactivity. Our mission is to offer life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of ten owned expedition ships, having taken possession of our new polar ice class vessel, the National Geographic Resolution, in September 2021, and operate five seasonal charter vessels under the Lindblad Expeditions Holdings, Inc. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to the Arctic, Antarctic, the Galápagos Islands, Alaska, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

We operate land-based adventure travel experiences around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet's remarkable destinations including the animals and people who live there.

Natural Habitat, Inc. (“Natural Habitat”) provides eco-conscious expeditions and nature-focused, small-group experiences that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

DuVine Cycling + Adventure Company (“DuVine”) provides intimate cycling adventures and travel experiences, led by expert guides, with a focus on connecting with local character and culture, including high-quality local cuisine and accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain, while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland and wine tastings in the world-class vineyards of Napa and Sonoma.

Off the Beaten Path, LLC (“Off the Beaten Path”) provides small group travel, led by local, experienced guides, with distinct focus on wildlife, hiking national parks and culture. Off the Beaten Path offerings include insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, as well as unique trips across Europe, Africa, Australia, Central and South America and the South Pacific.

Classic Journeys, LLC (“Classic Journeys”) offers highly curated active small-group and private custom journeys centered around cinematic walks led by expert local guides in over 50 countries around the world. These walking tours are highlighted by luxury boutique accommodations, and handcrafted itineraries that immerse guests into the history and culture of the places they are exploring and the people who live there.

2021 Highlights

We resumed ship operations in June 2021 and, as of January 31, 2022, had nine of our ten available vessels providing expeditions to guests. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we had previously suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021. Expedition cruise operations restarted in June 2021, with three ships in Alaska and another in the Galápagos Islands, and subsequently, we resumed operations on the majority of our remaining vessels with additional ships operating in Alaska, the Galápagos Islands, Iceland, the Pacific Northwest, Baja California’s Sea of Cortezand Antarctica. We continue to work with local authorities on plans to operate itineraries in additional geographies during 2022. As the COVID-19 virus effects travel restrictions in various locations around the world, we also continue to work with our guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable, for those expeditions and trips that we are not able to operate due to local restrictions.

During 2021, we drew down $61.7 million under our second export credit agreement in conjunction with our fourth installment and final payments for the National Geographic Resolution and took delivery of the vessel during September 2021.

During September 2021, we acquired the Crystal Esprit yacht for $13.3 million. It was rebranded the National Geographic Islander II, and after undergoing modifications to expand its expedition capabilities, including adjusting the capacity to 48 guests, it will replace the National Geographic Islander in the Galápagos Islands during 2022.

During 2021, we completed the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences and Classic Journeys, a leading luxury walking tour company that offers highly curated active small-group and private custom journeys.

During 2021, we received $27.0 million under the U.S. Department of the Treasury Coronavirus Economic Relief for Transportation Services Program (“CERTS”), which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19.

Return to Fleet operations and COVID-19 Business Update

As of January 31, 2022, we had nine of our ten available vessels providing expeditions to guests. We believe there are a variety of strategic advantages that enable us to deploy our ships safely and mitigate the risk of COVID-19 transmission. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. All guests, crew and staff are required to be fully vaccinated and the relatively small size of our ships allows us to efficiently and effectively test our guests and crew prior to boarding. Additionally, the majority of expeditions take place in remote locations where human interactions with persons not on the expedition are limited, so there is less opportunity for external influence. We also have the ability to be flexible with regards to existing itineraries and are continually investigating additional itinerary opportunities both internationally and domestically.

While our ships were not in operations, the majority of the fleet was being maintained with minimally required crew on-board to ensure they complied with all necessary regulations and could be fully put back into service quickly as needed. Ahead of launching each ship, crew levels were increased as necessary to prepare each vessel for operations as well as for crew training and vaccinations. Prior to resuming operations, we significantly reduced ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reduced general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. We also accessed available capital under existing debt facilities and through the issuance of preferred stock. With the majority of operations resuming, operating costs are ramping back up, but given the continued uncertainty around COVID-19 and given that guest counts have not yet returned to traditional levels, we continue to minimize expenditures as appropriate.

Bookings Trends

We have experienced a substantial negative impact from the COVID-19 pandemic including elevated cancellations and softness in near-term demand. Despite the COVID-19 impact, we continue to see significant new bookings across the fleet and have substantial advanced reservations for future travel. Bookings for the second half of 2022 are nearly 20% ahead of the bookings for 2020 as of the same date two years ago and bookings for 2023 are 54% ahead of the bookings for 2021 as of the same date two years ago.

Balance Sheet and Liquidity

We have taken a variety of steps to strengthen our balance sheet and increase our financial flexibility including:

On February 4, 2022, we issued $360.0 million of 6.75% senior secured notes due 2027. We used the proceeds from the notes to prepay in full all outstanding borrowings under our existing term loan, including the Main Street Loan, and revolving credit facility, and paid all related premiums, terminating in full our existing credit agreement and the commitments thereunder. We also entered into a new $45.0 million revolving credit facility, which remains undrawn and matures February 2027.

As of December 31, 2021, we had $150.8 million in unrestricted cash and $21.9 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. As of December 31, 2021, we had a total debt position of $558.5 million and were in compliance with all of our debt covenants currently in effect.

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

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating expeditions, prepare additional ships for return to service and spending to market and advertise upcoming expeditions and trips. We also anticipate a continued increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2021, 2020 and 2019;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets; and

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

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, Net Yields, Occupancy and Net Cruise Cost, to enable us to analyze the performance and financial condition of our ship operations. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.

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

Available Guest Nights is a measurement of capacity available for sale and represents double occupancy per cabin (except single occupancy for a single capacity cabin) multiplied by the number of cruise days for the period. We also record the number of guest nights available on our limited land programs in this definition.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues are recorded during the second and third quarters from their spring and summer season departures.

Results of Operations – Consolidated

We reported consolidated tour revenues, cost of tours, operating expenses, operating income and net income for the years ended December 31, 2021, 2020 and 2019 as shown in the following table:

	For the years ended December 31,
(In thousands)	2021	2020	Change	%	2019	Change	%
Tour revenues	$147,107	$82,356	$64,751	79%	$343,091	$(260,735)	(76%)

Cost of tours	124,484	72,931	51,553	71%	166,608	(93,677)	(56%)
General and administrative	65,445	45,508	19,937	44%	62,744	(17,236)	(27%)
Selling and marketing	28,484	20,231	8,253	41%	54,772	(34,541)	(63%)
Depreciation and amortization	39,525	32,084	7,441	23%	25,769	6,315	25%
Operating (loss) income	$(110,831)	$(88,398)	$(22,433)	25%	$33,198	$(121,596)	NM
Net (loss) income	$(119,168)	$(100,140)	$(19,028)	19%	$18,748	$(118,888)	NM
Undistributed (loss) income per share available to stockholders:
Basic	$(2.41)	$(2.01)	$(0.40)		$0.29	$(2.30)
Diluted	$(2.41)	$(2.01)	$(0.40)		$0.28	$(2.29)

Comparison of Years Ended December 31, 2021 and 2020 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2021 increased $64.8 million, or 79%, to $147.1 million compared to $82.4 million for the year ended December 31, 2020. At the Lindblad segment, tour revenues increased by $13.2 million, primarily due to the ramp up of operations beginning June 2021 following the cancellation, disruption and rescheduling of expeditions due to COVID-19 since March 2020. At the Land Experiences segment, tour revenues increased $51.5 million over the prior year period, primarily related to the ramp up of operations during 2021 and from the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Cost of Tours

Total cost of tours for the year ended December 31, 2021 increased $51.6 million, or 71%, to $124.5 million compared to $72.9 million for the year ended December 31, 2020. At the Lindblad segment, cost of tours increased $22.7 million, primarily related to the ramp up of expeditions beginning June 2021 following the cancellation, disruption and rescheduling of expeditions due to COVID-19 since March 2020 and from the addition to our fleet of the National Geographic Endurance in March 2020 and the National Geographic Resolution in September 2021. At Land Experiences segment, cost of tours increased $28.9 million, primarily due to the ramp up of operations during 2021 and from the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 increased $19.9 million, or 44%, to $65.4 million compared to $45.5 million for the year ended December 31, 2020. At the Lindblad segment, general and administrative expenses increased $11.8 million from the prior year primarily due to increased personnel costs and credit card commissions related to restarting operations during 2021, and higher stock-based compensation expense as compared to the 2020. At the Land Experiences segment, general and administrative expenses increased $8.1 million primarily due to an increase in personnel costs and credit card commissions related to the ramp up of operations during 2021 and the impact of the acquisitions of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Selling and Marketing Expenses

Selling and marketing expenses increased $8.3 million, or 41%, to $28.5 million for the year ended December 31, 2021 compared to $20.2 million for the year ended December 31, 2020. At the Lindblad segment, selling and marketing expenses increased $4.1 million, primarily due to increased marketing spend related to the restart of operations. At the Land Experiences segment, selling and marketing expenses increased $4.2 million, primarily due to increased marketing spend associated with the ramp up in operations and from the impact of the acquisitions of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $7.4 million, or 23%, to $39.5 million for the year ended December 31, 2021 compared to $32.1 million for the year ended December 31, 2020, primarily due to the addition of the National Geographic Resolution to the fleet in September 2021 and a full year of deprecation on the National Geographic Endurance, which was added to the fleet in March 2020.

Other Expense

Other expenses were $10.4 million for the year ended December 31, 2021, compared to other expenses of $21.5 million for the year ended December 31, 2020. The $11.2 million decrease was primarily due to the recognition of $15.4 million in other income related to expenses covered under the CERTS grant received during 2021 partially offset by a $7.9 million increase in interest expense, net to $24.6 million during 2021, primarily due to increased borrowings related to our new vessel builds and higher rates under our debt facilities. 2021 also included a $1.3 million loss in foreign currency translation, due primarily to the maturity of foreign currency hedges related to the installment payment for the National Geographic Resolution in 2021 compared to a $4.8 million loss primarily due to maturity of a foreign currency hedges for the ship in 2020.

Comparison of Years Ended December 31, 2020 and 2019 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2020 decreased $260.7 million, or 76%, to $82.4 million compared to $343.1 million for the year ended December 31, 2019. At the Lindblad segment, tour revenues decreased by $202.8 million, primarily related to cancelled, disrupted and rescheduled expeditions scheduled to depart after March 16, 2020 due to COVID-19. At the Land Experiences segment, tour revenues decreased $57.9 million over the prior year period, primarily related to cancelled, disrupted and rescheduled trips due to COVID-19.

Cost of Tours

Total cost of tours for the year ended December 31, 2020 decreased $93.7 million, or 56%, to $72.9 million compared to $166.6 million for the year ended December 31, 2019. At the Lindblad segment, cost of tours decreased $62.4, primarily related to rescheduled expeditions due to COVID-19, partially offset by costs incurred while ships are laid up and from the addition of the National Geographic Endurance to our fleet in March 2020. At the Land Experiences segment, cost of tours decreased $31.2, primarily due to cancelled, disrupted and rescheduled trips directly related to COVID-19.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 decreased $17.2 million to $45.5 million compared to $62.7 million for the year ended December 31, 2019. At the Lindblad segment, general and administrative expenses decreased $10.6 million from the prior year primarily due to reduced personnel costs and credit card commissions related to the disruption of operations due to COVID-19. At the Land Experiences segment, general and administrative expenses decreased $6.6 million primarily due to a decrease in personnel costs related to the disruption of operations due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses decreased $34.6 million, or 63%, to $20.2 million for the year ended December 31, 2020 compared to $54.8 million for the year ended December 31, 2019. At the Lindblad segment, selling and marketing expenses decreased $30.9 million, primarily due to lower commission expenses related to the impact of COVID-19 on revenue and decreased advertising expenditures. At the Land Experiences segment, selling and marketing expenses decreased $3.7 million, primarily driven by a decrease in advertising expenditures.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $6.3 million, or 25%, to $32.1 million for the year ended December 31, 2020 compared to $25.8 million for the year ended December 31, 2019, primarily due to the addition of the National Geographic Endurance to the fleet in March 2020.

Other Expense

Other expenses were $21.5 million for the year ended December 31, 2020, compared to other expenses of $12.3 million for the year ended December 31, 2019. The $9.2 million increase was primarily due to a $4.8 million loss in foreign currency translation in 2020 due primarily to a loss of $5.3 million on the maturity of a foreign currency hedge related to the installment payment for the National Geographic Resolution, compared to a $0.1 million gain in 2019. 2020 also included a $4.4 million increase in interest expense, net to $16.7 million in 2020, primarily due to increased borrowings related to our new vessel builds, the draw down under the revolving credit facility during the first quarter and an increase in rates under the term loan.

Results of Operations – Segments

Selected information for our segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2021	2020	Change	%	2019	Change	%
Tour revenues:
Lindblad	$82,842	$69,620	$13,222	19%	$272,410	$(202,790)	(74%)
Land Experiences	64,265	12,736	51,529	405%	$70,681	(57,945)	(82%)
Total tour revenues	$147,107	$82,356	$64,751	79%	$343,091	$(260,735)	(76%)
Operating (loss) income:
Lindblad	$(111,477)	$(78,573)	$(32,904)	(42)%	$26,203	$(104,776)	NM
Land Experiences	646	(9,825)	10,471	107%	$6,995	(16,820)	NM
Total operating (loss) income	$(110,831)	$(88,398)	$(22,433)	(25)%	$33,198	$(121,596)	NM
Adjusted EBITDA:
Lindblad	$(67,242)	$(44,398)	$(22,844)	51%	$57,971	$(102,369)	NM
Land Experiences	3,199	(7,774)	10,973	141%	$8,648	(16,422)	NM
Total adjusted EBITDA	$(64,043)	$(52,172)	$(11,871)	(23)%	$66,619	$(118,791)	NM

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2021 and 2020

Tour Revenues

Tour revenues for the year ended December 31, 2021 increased $13.2 million, or 19%, to $82.8 million compared to $69.6 million for the year ended December 31, 2020. The increase was primarily driven by the ramp up of operations beginning in June 2021 following the cancellation, disruption and rescheduling of expeditions due to COVID-19 since March 2020.

Operating Income

Operating loss increased $32.9 million to a loss of $111.5 million for the year ended December 31, 2021 compared to a loss of $78.6 for the year ended December 31, 2020. The increase was primarily driven by higher costs associated with the resumption of expeditions during June 2021, costs related to adding the National Geographic Resolution to the fleet during 2021 and a full year of expenses associated with operating the National Geographic Endurance, which was added to the fleet in 2020.

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

Results of Operations – Land Experiences Segment

Comparison of Years Ended December 31, 2021 to December 31, 2020

Tour Revenues

Tour revenues increased $51.5 million, or 405%, to $64.3 million compared to $12.7 million in 2020, primarily due to the ramp up of operations during 2021 and the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Operating Income

Operating income increased $10.5 million to $0.6 million in 2021 compared to a loss of $9.8 million in 2020. The increase was primarily a result of higher revenues from the ramp up of operations during 2021 and the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

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

Reconciliation of Net Income to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2021	2020	2019
Net (loss) income	$(119,168)	$(100,140)	$18,748
Interest expense, net	24,578	16,692	12,288
Income tax (benefit) expense	(2,019)	(9,805)	2,190
Depreciation and amortization	39,525	32,084	25,769
Loss (gain) on foreign currency	1,265	4,772	(94)
Other (income) expense	(15,487)	83	66
Stock-based compensation	5,563	2,388	3,573
National Geographic fee amortization	-	727	2,907
Other	1,700	1,027	1,172
Adjusted EBITDA	$(64,043)	$(52,172)	$66,619

The following tables outline the reconciliation for each segment from operating income to Adjusted EBITDA:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment	For the years ended December 31,
(In thousands)	2021	2020	2019
Operating (loss) income	$(111,477)	$(78,573)	$26,203
Depreciation and amortization	37,516	30,033	24,116
Stock-based compensation	5,429	2,388	3,573
National Geographic fee amortization	-	727	2,907
Other	1,290	1,027	1,172
Adjusted EBITDA	$(67,242)	$(44,398)	$57,971

Land Experiences Segment	For the years ended December 31,
(In thousands)	2021	2020	2019
Operating income (loss)	$646	$(9,825)	$6,995
Depreciation and amortization	2,009	2,051	1,653
Stock-based compensation	134	-	-
Other	410	-	-
Adjusted EBITDA	$3,199	$(7,774)	$8,648

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

	For the years ended December 31,
	2021	2020	2019
Available Guest Nights	75,389	51,624	221,516
Guest Nights Sold	60,997	46,050	201,600
Occupancy	81%	89%	91%
Maximum Guests	10,596	6,512	27,831
Number of Guests	8,436	5,564	25,326
Voyages	143	85	351

Calculation of Gross and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2021	2020	2019
Guest ticket revenues	$76,158	$60,351	$244,207
Other tour revenue	6,684	9,269	28,203
Tour Revenues	82,842	69,620	272,410
Less: Commissions	(6,474)	(8,146)	(20,770)
Less: Other tour expenses	(10,076)	(7,373)	(18,813)
Net Yield	$66,292	$54,101	$232,827
Available Guest Nights	75,389	51,624	221,516
Gross Yield per Available Guest Night	$1,099	$1,349	$1,230
Net Yield per Available Guest Night	879	1,048	1,051

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2021	2020	2019
Operating (loss) income	$(111,477)	$(78,573)	$26,203
Cost of tours	85,588	62,905	125,343
General and administrative	49,028	37,177	47,793
Selling and marketing	22,187	18,078	48,955
Depreciation and amortization	37,516	30,033	24,116
Less: Commissions	(6,474)	(8,146)	(20,770)
Less: Other tour expenses	(10,076)	(7,373)	(18,813)
Net Yield	$66,292	$54,101	$232,827

Calculation of Gross and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2021	2020	2019
Cost of tours	$85,588	$62,905	$125,343
Plus: Selling and marketing	22,187	18,078	48,955
Plus: General and administrative	49,028	37,177	47,793
Gross Cruise Cost	156,803	118,160	222,091
Less: Commissions	(6,474)	(8,146)	(20,770)
Less: Other tour expenses	(10,076)	(7,373)	(18,813)
Net Cruise Cost	140,253	102,641	182,508
Less: Fuel Expense	(8,027)	(4,694)	(10,227)
Net Cruise Cost Excluding Fuel	132,226	97,947	172,281
Non-GAAP Adjustments:
Stock-based compensation	(5,429)	(2,388)	(3,573)
National Geographic fee amortization	-	(727)	(2,907)
Other	(1,700)	(1,027)	(1,172)
Adjusted Net Cruise Cost Excluding Fuel	$125,097	$93,805	$164,629
Adjusted Net Cruise Cost	$133,124	$98,499	$174,856
Available Guest Nights	75,389	51,624	221,516
Gross Cruise Cost per Available Guest Night	$2,080	$2,289	$1,003
Net Cruise Cost per Available Guest Night	1,860	1,988	824
Net Cruise Cost Excluding Fuel per Available Guest Night	1,754	1,897	778
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,659	1,817	743
Adjusted Net Cruise Cost per Available Guest Night	1,766	1,908	789

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

During the year ended December 31, 2021, we received $27.0 million under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies, see the notes to the consolidated financial statements for more information.

As of December 31, 2021, we had approximately $558.5 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to proceed as we currently expect.

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.750% Senior Secured Notes due 2027 (the “Notes”). We used the net proceeds from the Notes to repay in full all outstanding borrowings under our existing term loan, including the Main Street Loan, and Revolving Facility, to pay any related premiums and to terminate in full our existing credit agreement and the commitments thereunder. We also entered into a new $45.0 million revolving credit facility, which remains undrawn and matures February 2027.

As we resume full operations and expand the number of expedition and tour itineraries and departures, our monthly cash usage will increase as we incur costs in operating expeditions and tours and spend to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to further impact of the COVID-19 pandemic on our operations.

Sources and Uses of Cash for the Years Ended December 31, 2021, 2020 and 2019

Net cash provided by operating activities was $32.5 million in 2021 compared to $92.3 million used in operations in 2020. The $124.7 million increase was primarily due to cash received from guests for current and future expeditions and receipt of the CERTS grant, partially offset by additional costs as we resumed operations during 2021. Net cash used by operating activities was $92.3 million in 2020 compared to $62.6 million provided by operations in 2019. The $154.8 million decrease was primarily due to the rescheduling of expeditions in 2020 due to the COVID-19 pandemic.

Net cash used in investing activities was $114.7 million in 2021 compared to $155.5 million in 2020. The $40.8 million decrease was mainly due to a $58.8 million decrease in purchases of property and equipment in 2021, partially offset by $18.0 million in net cash used for the acquisitions of Off the Beaten Path, DuVine and Classic Journeys. Net cash used in investing activities was $155.5 million in 2020 compared to $100.1 million in 2019. The $55.4 million increase was mainly due to the $59.4 million increase in purchases of property and equipment in 2020, primarily related to spend on the two new polar ice-class vessels.

Net cash provided by financing activities was $50.4 million in 2021 compared to $343.0 million in 2020. The $292.6 million decrease in cash provided by financing activities was primarily due to 2020 financing activities including borrowing $107.7 million for the final contracted payment of the National Geographic Endurance, $85.0 million of borrowing through the Main Street Expanded Loan Facility program, a $45.0 million drawdown of our revolving credit facility, $30.6 million borrowed for a contracted installment payment on the National Geographic Resolution and $85.0 million generated from the issuance of Preferred Stock partially offset by borrowing $61.7 million during 2021 for contracted payments on the National Geographic Resolution.  Cash provided by financing activities was $343.0 million in 2020 compared to $24.6 million in 2019. The $318.4 million increase in cash provided was primarily due to borrowing $107.7 million for the final contracted payment of the National Geographic Endurance, $85.0 million of borrowing through the Main Street Expanded Loan Facility program, a $45.0 million drawdown of our revolving credit facility, $30.6 million borrowed for a contracted installment payment on the National Geographic Resolution and $85.0 million generated from the issuance of Preferred Stock, partially offset by the 2019 borrowing of $30.5 million for a contracted installment payment on the National Geographic Resolution.

Contractual Obligations

As of December 31, 2021, we had $15.9 million in charter commitments with $13.8 million due in 2022 and $2.1 million due in 2023, and $5.2 million in operating lease obligations with $1.6 million due in 2022, $1.4 million due in 2023, $1.5 million due in 2024 and $0.7 million due in 2025. We had approximately $558.5 million in long-term debt obligations as of December 31, 2021. Subsequent to the issuance of our $360.0 million of 6.75% senior secured notes due 2027 and the repayment of the existing term loan, including the Main Street Loan, and revolving credit facility, our future debt obligations were as follows, $24.1 million due in 2022, $23.3 million due in each of 2023 and 2024, $40.6 million due in 2025, $37.2 million due in 2026 and $441.3 million due thereafter. Future interest payments on our $360.0 million of 6.75% senior secured notes due 2027 and senior secured credit agreements will be approximately $30.4 million in 2022, $31.6 million in 2023, $30.7 million in 2024, $29.3 million in 2025, $28.5 million in 2026 and $11.9 million thereafter.

Funding Sources and Needs

Debt Facilities

6.75% Senior Secured Notes due 2027

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes. We used the proceeds from the notes to prepay in full all outstanding borrowings under our existing term loan, including the Main Street Loan, and revolving credit facility, and paid all related premiums, terminating in full our existing credit agreement and the commitments thereunder. Interest on the notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2022. The notes will mature on February 15, 2027, subject to earlier repurchase or redemption in accordance with the terms of the Indenture.

New Revolving Credit Facility

On February 4, 2022, we entered into a new revolving credit facility, which includes an aggregate principal amount of $45.0 million maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million (the “Revolving Credit Agreement”). Borrowings under the facility will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. The Revolving Credit Agreement contains customary events of default provisions, affirmative and negative covenants as well as financial covenants.

Previous Credit Facility

On March 27, 2018, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of our prior secured credit facility. The Amended Credit Agreement provided for a $200.0 million senior secured term facility (the “Term Facility”), maturing March 27, 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which included a $5.0 million letter of credit sub-facility. In connection with the Amended Credit Agreement, we capitalized $4.2 million related to lender and third-party fees. During March 2020, we drew down the entire Revolving Facility which matures in March 2023 and $44.5 million of the Revolving Facility was outstanding as of December 31, 2021.

On August 7, 2020, we amended our Term Facility and Revolving Facility to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan was increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the term loan and revolving credit facilities and certain covenants were amended to be more restrictive.

On December 10, 2020, we amended our Term Facility and Revolving Facility to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing on December 11, 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). Interest on the Main Street Loan was paid-in-kind for the first year and the principal was scheduled to amortize at a rate of 15% in each of the third and fourth years, with the remaining amounts to be paid at maturity. Voluntarily prepayment of the Main Street Loan was permitted without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans. The Main Street Loan shall bore interest at a rate per annum of LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.21% as of December 31, 2021.

During April 2021, we further amended our Amended Credit Agreement to, among other things, extend the waiver of the total leverage ratio covenant through March 2022, annualize EBITDA used in the covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan Facility, and the Revolving Facility by 50 basis points. Certain other covenants under the Amended Credit Agreement continued to be more restrictive during the covenant waiver period. Borrowings under the Term Facility, as amended, bore interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of December 31, 2021. The Revolving Facility bore interest at an adjusted ICE Benchmark administration LIBOR plus a spread of 3.50%, for an aggregated rate of 3.60% as of December 31, 2021.

In 2018, we entered into interest rate cap agreements to hedge a portion of our exposure to interest rate movements and manage our interest rate expense related to the Term Facility.

The Amended Credit Agreement contained financial covenants that, among other things, (i) required us to maintain a total net leverage ratio defined as on any date of determination, the ratio of total debt on such date less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Amended Credit Agreement, for the trailing 12-

month period of 5.0 to 1.00 until June 30, 2022 when the total net leverage ratio would be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness we could incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount we could spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. The net leverage ratios covenant of Amended Credit Agreement were waived through June 2021. As of December 31, 2021, we were in compliance with the covenants currently in effect.

On February 4, 2022, we used the net proceeds from the Notes to repay in full all outstanding borrowings under the Third Amended and Restated Credit Agreement, including the Main Street Loan, and Revolving Facility, to pay any related premiums and to terminate in full the agreement and the commitments thereunder.

Senior Secured Credit Agreements

On January 8, 2018, we entered into a senior secured credit agreement (the “First Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS, (together with Garantiinstituttet, now known as Eksfin, Export Finance Norway), (together with Citi, the “Lenders”). Pursuant to the First Export Credit Agreement, in March 2020 we borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice-class vessel, the National Geographic Endurance. 70% of the loan is guaranteed by Eksfin, the official export credit agency of Norway. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. In June 2020, we amended our First Export Credit Agreement to defer approximately $9.0 million in aggregate scheduled amortization payments originally due in June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, we further amended our First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The First Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 3.70% over the borrowing period covering December 31, 2021.

On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders made available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount of $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel, the National Geographic Resolution. Additionally, 70% percent of the loan is guaranteed by Eksfin. During September 2021 the National Geographic Resolution was delivered and we have borrowed the $122.8 million under the agreement including drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from final drawdown, and 30% maturing over five years from final drawdown. In June 2020, we amended our Second Export Credit Agreement to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, we further amended our Second Export Credit Agreement to, among other things, extend the waiver of the total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in the covenant calculation through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 3.71% over the borrowing period covering December 31, 2021.

The First Export Credit Agreement and Second Export Credit Agreement, as amended, contain financial covenants that, among other things, require us to maintain a total net leverage ratio defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Export Credit Agreement, for the trailing 12-month period of 4.75 to 1.00. The net leverage ratio covenants of our export credit agreements have been suspended through March 2022. As of December 31, 2021, we were in compliance with the covenants currently in effect.

Other

Our Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears interest of 4.77% as of December 31, 2021.

Off the Beaten Path also has an $0.8 million loan under a Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. 15% of the outstanding balance is due on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 3.21% as of December 31, 2021. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears interest rate of 0.53%.

Equity

Preferred Stock

On August 31, 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the year ended December 31, 2021, 5,000 shares of Preferred Stock and related accrued dividends were converted by the holder into 566,364 shares of our common stock. As of December 31, 2021, the Preferred Stock could be converted, at the option of the holder, into approximately 9.1 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. We traditionally run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of December 31, 2021 we had working capital deficit of $79.1 million. As of December 31, 2020 we had positive working capital of $73.4 million as a result of lower unearned passenger revenues while we were not operating, and higher cash balances driven by the debt borrowings and our Preferred Stock offering during the year. As of December 31, 2021 and 2020, we had cash and cash equivalents, excluding restricted cash, of $150.8 million and $187.5 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 virus and our borrowings through the now-terminated Main Street Expanded Loan Facility program previously placed restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2021.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 80% of our non-current assets at December 31, 2021. We make several critical accounting estimates with respect to our ship accounting. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

We have to estimate the useful life of each of our ships as well as their residual values. We account for ship improvement costs by capitalizing those costs we believe add value to our ships and have a useful life greater than one year and depreciate those improvements over its estimated remaining useful life. The costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred.

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

Future Application of Accounting Standards

Refer to Item 8 of this Annual Report Note 2—Summary of Significant Accounting Policies for further information on Recent Accounting Pronouncements.

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

Historically, we have not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices, the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations and have not historically hedged our fuel purchases. Fuel costs represented 4.5%, 5.7% and 3.0% of our tour revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 6 to our Consolidated Financial Statements included herein. As of December 31, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2021 was $100.0 million. Based on our December 31, 2021 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $4.3 million. Following the February 4, 2022 refinancing of our Third Amended and Restated Credit Agreement, including the Main Street Expanded Loan Facility and the senior secured incremental revolving credit facility, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.3 million.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2021, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2021  of the Company, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP

Melville, NY

February 28, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2022 Annual Meeting of Stockholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2022 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2022 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	2,293,426	$14.18	3,806,993	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

__________

(1)	Information is as of December 31, 2021.
(2)	Consists of shares available for issuance under our 2021 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2022 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
4.4	Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	February 7, 2022
4.5	Form of 6.750% Senior Secured Notes due 2027 (included in Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027. Exhibit).	By Reference	8-K	February 7, 2022
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan*	By Reference	DEFM 14-1	July 10, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions,Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.7	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015

10.8	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.9	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.10	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.11	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.12	Lindblad 2012 Stock IncentivePlan.*	By Reference	8-K	July 10, 2015
10.13	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
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

		By Reference	10-Q	May 3, 2018
10.15	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.16	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.17	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings,Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.18	Employment Agreement by and between Lindblad Expeditions Holdings,Inc. and Craig Felenstein. *	By Reference	8-K	July 27, 2016
10.19	Contribution Agreement by and between Lindblad Expeditions Holdings, Inc. and Sven-Olof Lindblad.	By Reference	10-Q	August 8, 2016
10.20	Amendment No. 3 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 7, 2017
10.21	Amendment No. 4 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 2, 2018
10.22	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.23	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.24	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.25	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.26	Senior Secured Credit Agreement dated January 8,2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 3, 2018
10.27	Amendment No. 5 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	February 28, 2019
10.28	Third Amendment to Tour Operator Agreement, dated as of July 31, 2018, by and between National Geographic Society and Lindblad Expeditions, Inc.	By Reference	10-K	February 28, 2019
10.29	Senior Secured Credit Agreement, dated April 8, 2019, among the Company and Lindblad Bluewater II Limited with Citibank, N.A. andEksportkreditt Norge AS.	By Reference	10-Q	May 2, 2019
10.30	Amendment No. 1 to the Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd.	By Reference	10-K	February 26, 2020
10.31	Amendment No 2 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020

10.32	Amendment No 1 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020
10.33	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.34	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.35	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and David Goodman. *	By Reference	8-K	November 12, 2020
10.36	Equity Compensation Letter by and between Lindblad Expeditions Holdings, Inc. and David Goodman. *	By Reference	8-K	November 12, 2020
10.37

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

		By Reference	10-Q	August 10, 2020
10.38	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.39	Amendment to Note Payable by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.40	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.41	Second Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28, 2020
10.42	Incremental Assumption Agreement and Third Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28 2020
10.43	Fourth Amendment to Third Amended and Restated Credit Agreement.	By Reference	8-K	December 28, 2020
10.44	Fifth Amendment to Third Amended and Restated Credit Agreement.	By Reference	10-Q	April 30, 2021
10.45	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.	By Reference	DEF 14A	April 19, 2021
10.46	Amendment No 3 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 17, 2021
10.47	Amendment No 2 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 17, 2021
10.48	Memorandum of Agreement between LEX Esprit Ltd. and Esprit Limited, dated August 20, 2021.	By Reference	8-K	August 20, 2021
10.49	Memorandum of Agreement Additional Clauses between LEX Esprit Ltd. and Esprit Limited, dated August 20, 2021.	By Reference	8-K	August 20, 2021
10.50	Employment Agreement by and between the Company and Dolf Berle *	By Reference	8-K	March 30, 2021
10.51	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.52	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
21.1	Subsidiaries.	Herewith
23.1	Consent of Marcum LLP.	Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*	Management compensatory agreement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dolf Berle	Chief Executive Officer and Director	February 28, 2022
Dolf Berle	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	February 28, 2022
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	February 28, 2022
Bernard W. Aronson

/s/ Elliott Bisnow	Director	February 28, 2022
Elliott Bisnow

/s/ L. Dyson Dryden	Director	February 28, 2022
L. Dyson Dryden

/s/ Mark D. Ein	Co-Chairman of the Board	February 28, 2022
Mark D. Ein

/s/ John M. Fahey Jr.	Director	February 28, 2022
John M. Fahey Jr.

/s/ Sven-Olof Lindblad	Co-Chairman of the Board	February 28, 2022
Sven-Olof Lindblad

/s/ Catherine B. Reynolds	Director	February 28, 2022
Catherine B. Reynolds

/s/ Alex Schultz	Director	February 28, 2022
Alex Schultz

/s/ Thomas S. Smith, Jr.	Director	February 28, 2022
Thomas S. Smith, Jr.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 28, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Intangible Assets Acquired in Business Combinations

As described in Note 9 in the consolidated financial statements, on February 1, 2021, the Company acquired, through its Natural Habitat subsidiary, 80.1% of the outstanding common stock of Off the Beaten Path, LLC, a land-based travel operator specializing in national park experiences; on March 3, 2021, the Company acquired, through its Natural Habitat subsidiary, 70% of the outstanding common stock of DuVine Cycling + Adventure LLC, an international cycling and adventure company and on October 13, 2021, the Company acquired 80.1% of Classic Journeys LLC, a walking tour company. The acquisitions had an aggregate purchase price of $23.6 million and were accounted for as a business combination. The Company recorded approximately $10.4 million in intangible assets related to tradenames and customer lists and approximately $19.9 million in goodwill related to these acquisitions. Provisional amounts recorded for the intangible assets and goodwill are subject to possible adjustment during the respective acquisition’s measurement period.

Management engaged experts to calculate the fair values of intangible assets acquired and assist in the determination of purchase price adjustments. We utilized internal valuation experts to assist in auditing these fair value calculations.

The principal considerations for our determination that performing procedures relating to the fair value of intangible assets acquired in these business combinations is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the intangible assets and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the determination of fair value of the  intangible assets acquired.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s purchase price allocation of certain intangible assets acquired. These procedures also included, among others (i) utilization of internal valuation experts (ii) testing management’s process for developing the estimates and (iii) testing the completeness and accuracy of underlying data used in the estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Melville, NY

February 28, 2022

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$150,753	$187,531
Restricted cash	21,940	16,984
Marine operating supplies	8,275	5,473
Inventories	2,278	2,168
Prepaid expenses and other current assets	27,094	17,014
Total current assets	210,340	229,170

Property and equipment, net	542,418	482,673
Goodwill	42,017	22,105
Intangibles, net	13,235	4,817
Deferred tax asset	7,609	5,539
Right-to-use lease assets	4,402	5,082
Other long-term assets	7,470	8,063
Total assets	$827,491	$757,449

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$212,598	$120,737
Accounts payable and accrued expenses	49,252	22,341
Lease liabilities - current	1,553	1,475
Long-term debt - current	26,061	11,255
Total current liabilities	289,464	155,808

Long-term debt, less current portion	518,658	471,359
Lease liabilities	3,178	3,915
Other long-term liabilities	247	90
Total liabilities	811,547	631,172

COMMITMENTS AND CONTINGENCIES
Series A redeemable convertible preferred stock, 165,000 shares authorized; 80,000 and 85,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	83,901	83,825
Redeemable noncontrolling interests	10,626	7,494
	94,527	91,319

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 80,000 and 85,000 Series A shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,800,786 and 49,905,512 issued, 50,755,546 and 49,818,676 outstanding as of December 31, 2021 and 2020, respectively	5	5
Additional paid-in capital	58,485	48,127
Accumulated deficit	(136,439)	(11,572)
Accumulated other comprehensive loss	(634)	(1,602)
Total stockholders' (deficit) equity	(78,583)	34,958
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$827,491	$757,449

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019

Tour revenues	$147,107	$82,356	$343,091

Operating expenses:
Cost of tours	124,484	72,931	166,608
General and administrative	65,445	45,508	62,744
Selling and marketing	28,484	20,231	54,772
Depreciation and amortization	39,525	32,084	25,769
Total operating expenses	257,938	170,754	309,893

Operating (loss) income	(110,831)	(88,398)	33,198

Other (expense) income:
Interest expense, net	(24,578)	(16,692)	(12,288)
(Loss) gain on foreign currency	(1,265)	(4,772)	94
Other income (expense)	15,487	(83)	(66)
Total other expense	(10,356)	(21,547)	(12,260)

(Loss) income before income taxes	(121,187)	(109,945)	20,938
Income tax (benefit) expense	(2,019)	(9,805)	2,190

Net (loss) income	(119,168)	(100,140)	18,748
Net income (loss) attributable to noncontrolling interest	38	(1,403)	2,395
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	(119,206)	(98,737)	16,353
Series A redeemable convertible preferred stock dividend	5,289	1,705	-
Non-cash deemed dividend	170	-	2,654

Net (loss) income available to stockholders	$(124,665)	$(100,442)	$13,699

Weighted average shares outstanding
Basic	50,109,426	49,737,129	47,440,788
Diluted	50,109,426	49,737,129	49,426,563

Undistributed (loss) income per share available to stockholders:
Basic	$(2.41)	$(2.01)	$0.29
Diluted	$(2.41)	$(2.01)	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the years ended December 31,
	2021	2020	2019

Net (loss) income	$(119,168)	$(100,140)	$18,748
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss	(1,682)	(2,247)	(5,634)
Reclassification adjustment, net of tax	2,650	5,326	1,624
Total other comprehensive income (loss)	968	3,079	(4,010)
Total comprehensive (loss) income	(118,200)	(97,061)	14,738
Less: comprehensive income (loss) attributive to non-controlling interest	38	(1,403)	2,395
Comprehensive (loss) income attributable to stockholders	$(118,238)	$(95,658)	$12,343

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of January 1, 2019	45,814,925	$5	$41,539	$75,171	$(671)	$116,044
Stock-based compensation	-	-	3,573	-	-	3,573
Issuance of stock for equity compensation plans, net	6,241	-	(1,786)	-	-	(1,786)
Repurchase of shares and warrants	(1,895)	-	(23)	-	-	(23)
Warrants	3,898,251	-	2,968	(2,654)	-	314
Other comprehensive loss, net	-	-	-	-	(4,010)	(4,010)
Redeemable noncontrolling interest	-	-	-	(7,215)	-	(7,215)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	16,353	-	16,353
Balance as of December 31, 2019	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	2,388	-	-	2,388
Issuance of stock for equity compensation plans, net	196,507	-	(405)	-	-	(405)
Repurchase of shares	(8,517)	-	(127)	-	-	(127)
Other comprehensive income, net	-	-	-	-	3,079	3,079
Redeemable noncontrolling interest	-	-	-	7,215	-	7,215
Series A preferred stock dividend	-	-	-	(1,705)	-	(1,705)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(98,737)	-	(98,737)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	5,429	-	-	5,429
Issuance of stock for equity compensation plans, net	246,608	-	(2,221)	-	-	(2,221)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Issuance of stock for conversion of preferred stock	566,364	-	5,380	-	-	5,380
Non-cash deemed dividend to preferred share holders	-	-	-	(170)	-	(170)
Other comprehensive income, net	-	-	-	-	968	968
Redeemable noncontrolling interest	-	-	-	(202)	-	(202)
Series A preferred stock dividend	-	-	-	(5,289)	-	(5,289)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(119,206)	-	(119,206)
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(119,168)	$(100,140)	$18,748
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,525	32,084	25,769
Amortization of National Geographic fee	-	727	2,907
Amortization of deferred financing costs and other, net	3,203	2,146	1,875
Amortization of right-to-use lease assets	21	49	259
Stock-based compensation	5,563	2,388	3,573
Deferred income taxes	(833)	(9,812)	1,486
Loss (gain) on foreign currency	1,265	4,772	(94)
Loss on write-off of assets	-	111	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	(2,912)	685	(1,557)
Prepaid expenses and other current assets	(8,856)	12,525	(8,250)
Unearned passenger revenues	83,946	(18,088)	15,336
Other long-term assets	(684)	594	(5,071)
Other long-term liabilities	6,140	844	2,764
Accounts payable and accrued expenses	25,285	(21,142)	4,838
Net cash provided by (used in) operating activities	32,495	(92,257)	62,583

Cash Flows From Investing Activities
Purchases of property and equipment	(96,688)	(155,479)	(96,002)
Acquisition (net of cash acquired)	(18,036)	-	-
Loan issuance	-	-	(4,083)
Net cash used in investing activities	(114,724)	(155,479)	(100,085)

Cash Flows From Financing Activities
Proceeds from long-term debt	61,720	268,339	30,476
Repayments of long-term debt	(5,957)	(2,842)	(2,000)
Payment of deferred financing costs	(3,135)	(6,972)	(2,372)
Repurchase under stock-based compensation plans and related tax impacts	(2,221)	(405)	(1,786)
Proceeds from Series A preferred stock issuance	-	85,000	-
Repurchase of warrants and common stock	-	(127)	(23)
Warrants exercised	-	-	314
Net cash provided by financing activities	50,407	342,993	24,609
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,822)	95,257	(12,893)
Cash, cash equivalents and restricted cash at beginning of period	204,515	109,258	122,151

Cash, cash equivalents and restricted cash at end of period	$172,693	$204,515	$109,258

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$18,260	$16,316	$14,330
Income taxes	98	700	1,171
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$5,289	$1,706	$-
Shares issued for acquisition	1,770	-	-
Non-cash preferred stock deemed dividend	170	-	-
Additional paid-in capital exercise proceeds of option shares	-	-	225
Additional paid-in capital exchange proceeds used for option shares	-	-	(225)
Non-cash deemed dividend to warrant holders	-	-	2,654

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 — BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad brand, operates land-based, eco-conscious expeditions and active nature focused tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands, designs handcrafted walking tours under the Classic Journeys, LLC (“Classic Journeys”) brand and operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand.

The Company operates the following reportable business segments:

Lindblad Segment. The Lindblad segment primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has an alliance with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment. The Land Experiences segment includes our four primarily land-based brands, Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys.

Natural Habitat offers over 100 different expedition itineraries in more than 45 countries spanning all seven continents, with eco-conscious expeditions and nature-focused, small-group tours that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

DuVine offers intimate group cycling and adventure tours around the world with local cycling experts as guides, immersive in local cultural, cuisine and high quality accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland and wine tastings in the world-class vineyards of Napa and Sonoma.

Off the Beaten Path offers small group travel, led by local, experienced guides, with distinct focus on wildlife, hiking national parks and culture. Off the Beaten Path offerings include insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, as well as unique trips across Europe, Africa, Australia, Central and South America and the South Pacific.

Classic Journeys offers highly curated active small-group and private custom journeys centered around cinematic walks led by expert local guides in over 50 countries around the world. These walking tours are highlighted by expert local guides, luxury boutique accommodations, and handcrafted itineraries that immerse guests into the history and culture of the places they are exploring and the people who live there

Return to Fleet Operations

The Company resumed expedition ship operations in  June 2021 and as of  January 31, 2022 had nine of its ten available vessels providing expeditions to guests. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company had previously suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021. Expedition cruise operations restarted in June 2021, with three ships in Alaska and another in the Galápagos Islands, and subsequently, the Company resumed operations on the majority of its remaining vessels with additional ships operating in Alaska, the Galápagos Islands, Iceland, the Pacific Northwest, Baja California's Sea of Cortez and Antarctica. The Company continues to work with local authorities on plans to operate itineraries in additional geographies during 2022. As the COVID-19 virus effects travel restrictions in various locations around the world, the Company also continues to work with its guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable, for those expeditions and trips that the Company is not able to operate due to local restrictions.

The Company believes there are a variety of strategic advantages that enable it to deploy its ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships also allows it to efficiently and effectively test its guests and crew prior to boarding. Additionally, all guests age five and older, along with all crew and staff are required to be fully vaccinated and the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

While the Company’s ships were not in operations, the majority of the fleet was being maintained with minimally required crew on-board to ensure they complied with all necessary regulations and could be fully put back into service quickly as needed. Ahead of launching each ship, crew levels were increased as necessary to prepare each vessel for operations as well as for crew training and vaccinations. Prior to resuming operations, the Company significantly reduced ship and land-based expedition costs such as capital expenditures, crew payroll, land costs, fuel and food, and meaningfully reduced general and administrative expenses through reduced payroll and the elimination of all non-essential travel, office expenses and discretionary spending. The Company also accessed available capital under existing debt facilities and through the issuance of preferred stock. With the majority of operations resuming, operating costs have ramped back up, but given the continued uncertainty around COVID-19 and given that guest counts have not yet returned to traditional levels, the Company continues to minimize expenditures as appropriate.

Balance Sheet and Liquidity

As of  December 31, 2021, the Company had $150.8 million in unrestricted cash and $21.9 million in restricted cash primarily related to deposits on future travel originating from U.S. ports. During the year ended December 31, 2021, the Company received $27.0 million under the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies, see Note 2—Summary of Significant Accounting Policies for additional information.

As of  December 30, 2021, the Company had a total debt position of $558.5 million and was in compliance with all of its debt covenants.

During April and September 2021, the Company drew down $15.5 million and $46.2 million, respectively, under its second export credit agreement in conjunction with the fourth installment payment and the final payment upon the September 30, 2021 delivery of the National Geographic Resolution.

During June 2021, the Company further amended its export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the first export credit facility through December 2021 in the aggregate amount of $15.7 million and extend the waiver of its total net leverage ratio covenant through March 31, 2022, and annualize EBITDA used in its covenant calculation through December 31, 2022. See Note 6—Long-term Debt for additional information.

During April 2021, the Company further amended its term loan and revolving credit facilities to, among other things, extend the waiver of its total net leverage ratio covenant through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022. See Note 6—Long-term Debt for additional information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived and intangible assets, determining the fair value of assets acquired and liabilities assumed in business combinations, the valuation of stock-based compensation awards, income tax expense, the valuation of deferred tax assets and liabilities, the fair value of derivative instruments, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

Revenues are measured based on consideration specified in the Company’s contracts with guests and are recognized as the related performance obligations are satisfied. The majority of the Company’s revenues are derived from guest ticket contracts which are reported as tour revenues in the consolidated statements of operations. The Company’s primary performance obligation under these contracts is to provide an expedition, trip or tour, and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships or the trip or tour beginning or end point. Upon satisfaction of the Company’s primary performance obligation, revenue is recognized over the duration of each expedition, trip or tour.

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

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
	2021	2020	2019
Guest ticket revenue:
Direct	56%	41%	45%
National Geographic	14%	18%	17%
Agencies	18%	25%	23%
Affinity	5%	5%	6%
Guest ticket revenue	93%	89%	91%
Other tour revenue	7%	11%	9%
Tour revenues	100%	100%	100%

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

The change in contract liabilities within unearned passenger revenues presented in the Company's consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of January 1, 2021	$73,267
Recognized in tour revenues during the period	(139,796)
Additional contract liabilities in period	214,312
Balance as of December 31, 2021	$147,783

Cost of Tours

Cost of tours represents the direct costs associated with revenues during expeditions, trips and tours, including costs of pre- or post-expedition excursions, hotel accommodations, land-based expeditions, air and other transportation expenses and costs of goods and services rendered onboard, payroll and related expenses for shipboard, guides and expedition personnel, food costs for guests and crew, fuel and related costs and other expenses such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance and charter hire expenses.

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

As of December 31, 2021 and 2020, the Company self-insured for medical insurance claims up to $125,000 per claim. In addition, as of December 31, 2021 and 2020, the Company maintained Stop Loss coverage for medical claims in excess of the $125,000, which had an aggregate deductible of $57,500. As of December 31, 2021 and 2020, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on prior years claims experience.

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

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $19.1 million, $9.3 million and $22.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The largest component of advertising expense for the years ended December 31, 2021 and 2020 was online advertising, which totaled $9.8 million and $3.5 million, respectively, and for the year ended December 31, 2019 the largest component was direct mail, which totaled $6.0 million.

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

	For the years ended December 31,
	2021	2020	2019
(In thousands)
Cash and cash equivalents	$150,753	$187,531	$101,579
Restricted cash	21,940	16,984	7,679
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$172,693	$204,515	$109,258

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2021 and 2020, the Company’s cash held in financial institutions outside of the U.S. amounted to $1.0 million and $7.2 million, respectively.

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

Restricted cash and marketable securities consist of the following:

	As of December 31,
	2021	2020
(In thousands)
Credit card processor reserves	$10,536	$1,945
Federal Maritime Commission escrow	9,814	13,856
Certificates of deposit and other restricted securities	1,590	1,183
Total restricted cash	$21,940	$16,984

As of December 31, 2021, and 2020, cash reserves of approximately $10.5 million and $1.9 million, respectively, were required by third-party credit card processors.

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2021	2020
(In thousands)
Prepaid tour expenses	$10,337	$5,630
Prepaid marketing, commissions and other expenses	4,791	3,504
Prepaid client insurance	4,304	2,283
Prepaid air expense	4,051	3,817
Prepaid port agent fees	2,012	530
Prepaid corporate insurance	1,397	1,105
Prepaid income taxes	202	145
Total prepaid expenses	$27,094	$17,014

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

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2021, the Company owned and operated ten expedition vessels, with an additional vessel currently being renovated to replace the National Geographic Islander in the Galapagos during 2022. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

Goodwill

In accordance with ASC 360, the Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2021 with no indication of goodwill impairment. At December 31, 2020, the effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's goodwill may not be recoverable. The Company therefore performed a discounted cash flow analysis of its goodwill for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's goodwill. As of December 31, 2021, the Company determined that there was no triggering event regarding goodwill. See Note 5—Goodwill and Intangible Assets for further details on the Company’s goodwill.

Intangible Assets

Intangible assets include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Based on the Company’s analysis, amortization of the tradenames and customer lists were computed using the estimated useful lives of 15 and 5 years, respectively. See Note 5—Goodwill and Intangible Assets for further information on the Company’s intangible assets.

The Company operates two vessels year-round in the Galápagos National Park in Ecuador, the National Geographic Endeavour II with 95 berths and the National Geographic Islander with 48 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel.

In November 2021, the Special Law of Special Regimen for Province of Galápagos was modified to provide owners of cupos a 20-year term contract with the Province of Galápagos, which was executed by the Company on  February 25, 2022. The contract is subject to early termination by the government for non-compliance with the terms of the contract and applicable law regulations. The 20-year term is renewable by the cupos owner upon expiration of the contract, and cupos contracts that are terminated early shall, within one year of the non-renewal or early termination, be submitted to a public auction for a 20 year-term upon verification of compliance with certain environmental regulatory conditions. Our rights to operate in the Galápagos Islands are therefore subject to annual renewal based on the law and decree regarding the compliance with environmental and other applicable laws and regulations.

If the Galápagos National Parks Service were to further restrict access to the park, we might be required to alter certain of our travel itineraries. Such a development would negatively impact our business and revenues.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2020, the effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's intangible assets may not be recoverable. The Company, therefore, performed a discounted cash flow analysis of its intangible assets for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's intangible assets. As of December 31, 2021, the Company determined that there was no triggering event regarding intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of December 31, 2020, the effects of COVID-19 on the Company’s expected future operating cash flows was a potential indicator that the carrying value of the Company's long-lived assets may not be recoverable. The Company therefore performed an undiscounted cash flow analysis of its long-lived assets for potential impairment as of December 31, 2020, and based on the analysis, it was determined that there was no impairment to the Company's long-lived assets. As of December 31, 2021, the Company determined that there was no triggering event regarding long-lived assets, as the Company returned to operations.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2021	2020
(In thousands)
Accrued other expense	$11,774	$5,645
CERTS Grant	11,595	-
Accounts payable	9,692	5,285
Bonus compensation liability	5,348	2,963
Employee liability	4,396	3,495
Refunds and commissions payable	4,185	1,803
Royalty payable	887	-
Travel certificate liability	870	870
Accrued travel insurance expense	505	270
Income tax liabilities	-	2
Foreign currency forward contract liability	-	2,008
Total accounts payable and accrued expenses	$49,252	$22,341

During the year ended December 31, 2021, the Company received $27.0 million under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds must be for payroll costs, though grants may be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company is accounting for the grant as a current liability on its balance sheet, as any amounts not appropriately used within one year of the grant date must be returned to the U.S. Treasury, and will recognize the grant within other income on the consolidated statement of operations as permitted expenses under the grant are incurred. During the year ended December 31, 2021, the Company recognized $15.4 million of the CERTS grant in other income for permitted payroll costs and ship and other operating expenses.

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

In connection with the acquisition of Classic Journeys during the year ended December 31, 2021, the Company makes recurring fair value measurements of contingent acquisition consideration using level 3 unobservable inputs. See Note 7—Financial Instruments and Fair Value Measurements.

The carrying value of long-term debt approximates fair value given that the terms of the agreement were comparable to the market as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, other than derivative instruments and contingent acquisition consideration, the Company had no other liabilities that were measured at fair value on a recurring basis.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.

Derivative Instruments and Hedging Activities

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to several currencies, which normally include, but are not limited to, the Canadian and New Zealand dollars, the Brazilian real, South African rand, Indian rupee, the euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. The Company also uses foreign exchange forward contracts, designated as cash flow hedges, from time-to-time as necessary, to manage its exposure to foreign denominated contracts.

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

The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes reflect the “more-likely-than-not” criteria of the Financial Accounting Standards Board's ("FASB") authoritative guidance on accounting for uncertainty in income taxes, and it has established income tax reserves in accordance with this guidance where necessary. As of December 31, 2021 and 2020, the Company had no unrecognized tax positions. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2021 and 2020, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns for the current year and four prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and five prior years remain subject to examination by tax authorities.

Other Long-Term Assets

In 2016, the Company recorded a $3.6 million tax asset for long-term prepaid value-added taxes related to the importation of the National Geographic Endeavour II and expects to earn tax credits that will reduce the asset.

In 2015, the Company, Mr. Lindblad, the Co-Chairmen of the Board of the Company, and National Geographic Society entered into an agreement where Mr. Lindblad granted National Geographic Society an option to purchase 2,387,499 of Mr. Lindblad’s shares in the Company as consideration for the assumption of the Tour Operator Agreement and an Alliance and License Agreement between the Company and National Geographic. The Company recorded a $13.8 million long-term asset for the license agreement that was amortized over the agreement’s life. In the year ended December 31, 2019, National Geographic Society exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired shares from Mr. Lindblad. See Note 14—Related Party Transactions for more details.

Loan Receivable

In December 2019, the Company and Ulstein Verft AS (“Ulstein Verft”) amended the National Geographic Resolution construction agreement. The amended agreement provides for a $4.0 million loan to Ulstein Verft, with repayment to be 112% of the principal loan balance, due on maturity in December 2023. The Company incurred approximately $0.1 million in legal fees related to this loan that were capitalized and will be amortized to interest expense, net over the life of the loan. This loan receivable is recorded at amortized cost within other long-term assets. During 2021, the Company reduced the loan amount to be repaid in lieu of cash payment for a change order with the shipyard. The Company reviewed its loan receivable for credit losses for the periods ended December 31, 2021 and 2020. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the years ended December 31, 2021, 2020 and 2019.

The following is a roll-forward of the loan receivable balance:

Loan Receivable
(In thousands)
Balance as of January 1, 2020	$4,084
Accrued interest	161
Amortization of deferred costs	(25)
Balance as of December 31, 2020	4,220
Adjustment for ship building expense	(390)
Accrued interest	145
Amortization of deferred costs	(54)
Legal invoices deferred	43
Balance as of December 31, 2021	$3,964

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of recognized debt liabilities and are presented in the consolidated balance sheets as direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net in the consolidated statements of operations. See Note 6—Long-term Debt.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes. The amendments of this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this ASU January 1, 2021, as required, and it did not have a material impact to the Company’s consolidated financial statements.

In  March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that  may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until  December 31, 2022. The Company adopted this ASU during the year ended December 31, 2021, and it will not have a material impact to the Company’s consolidated financial statements as the related LIBOR designated agreements are modified with the lending institutions to an alternate reference rate.

In  August 2020, the FASB issued ASU 2020-06, Debt–Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity's Own Equity (Subtopic 815-40)–Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this ASU address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and address convertible instruments with conversion features, as well as other items. The Company adopted this ASU on January 1, 2021, as required, and it did not have a material impact to the Company’s consolidated financial statements.

During October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity, the acquirer, recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. If acquired revenue contracts are considered to have terms that are unfavorable or favorable relative to market terms, the acquirer should recognize a liability or asset for the off-market contract terms at the acquisition date. This ASU is effective for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years and early adoption is permitted. The Company adopted this ASU, retrospectively, during its year ended December 31, 2021, and it did not have a material impact on the Company’s consolidated financial instruments.

During November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)–Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (i) the types of transactions, (ii) the accounting for the transactions, and (iii) the effect of the transactions on an entity’s financial statements. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2021 and early application of the amendments is permitted. The Company adopted this ASU during its year ended December 31, 2021, and provided the disclosures required in its consolidated financial statements.

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

For the years ended December 31, 2021 and 2020, the Company incurred a net loss from operations, therefore 0.8 million restricted shares, 1.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock as of December 31, 2021, and 1.0 million restricted shares, 0.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock as of December 31, 2020, were excluded from dilutive potential common shares for the periods as they are anti-dilutive.

For the years ended December 31, 2021, 2020 and 2019, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2021	2020	2019

(In thousands, except share and per share data)
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	$(119,206)	$(98,737)	$16,353
Series A redeemable convertible preferred stock dividend	5,289	1,705	-
Non-cash deemed dividend	170	-	2,654
Undistributed (loss) income available to stockholders	$(124,665)	$(100,442)	$13,699

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	50,109,426	49,737,129	47,440,788
Total weighted average shares outstanding, diluted	50,109,426	49,737,129	49,426,563

Undistributed (loss) income per share available to stockholders:
Basic	$(2.41)	$(2.01)	$0.29
Diluted	$(2.41)	$(2.01)	$0.28

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment, net are as follows:

	As of December 31,
	2021	2020
(In thousands)
Vessels and improvements	$739,957	$649,286
Furniture and equipment	23,958	14,687
Leasehold improvements	1,426	1,425
Total property and equipment, gross	765,341	665,398
Less: Accumulated depreciation	(222,923)	(182,725)
Property and equipment, net	$542,418	$482,673

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2021, 2020 and 2019 was $37.6 million, $30.5 million and $24.2 million, respectively.

For the year ended December 31, 2021, the Company had $96.7 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $71.2 million for the National Geographic Resolution, the new polar ice-class vessel delivered during September 2021, and $13.3 million for the purchase of the Crystal Esprit, which will eventually replace the National Geographic Islander in the Galápagos Islands. For the year ended December 31, 2020, the Company had $155.5 million in capital expenditures, including capitalized interest, added to property and equipment. This amount primarily included $149.5 million for the two new polar ice-class vessels, the National Geographic Endurance, which was delivered in March 2020, and the National Geographic Resolution. The Company began to capitalize interest in January 2018 for the National Geographic Endurance, and in February 2019 for the National Geographic Resolution. The capitalized interest has been added to the historical cost of the assets and is being depreciated over their useful lives beginning upon each vessel’s completion. For the year ended December 31, 2021 and 2020, the Company recognized $2.6 million and $3.3 million, respectively, in capitalized interest in property and equipment, net on the accompanying consolidated balance sheets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill carrying value as of December 31, 2021 was $42.0 million and related to the acquisition of its subsidiaries Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys, see Note 9—Acquisitions. As of December 31, 2020, the goodwill carrying value was $22.1 million and related to the acquisition of Natural Habitat in 2016. The following is a rollforward of the Company’s goodwill:

(In thousands)	Lindblad Segment	Land Experiences Segment	Total
Balance as of January 1, 2020	$-	$22,105	$22,105
Activity	-	-	-
Balance as of December 31, 2020	-	22,105	22,105
Acquisitions	-	19,912	19,912
Balance as of December 31, 2021	$-	$42,017	$42,017

The carrying amounts and accumulated amortization of the Company’s intangibles, net are as follows:

	As of December 31,
	2021				2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$7,069	$(1,266)	$5,803	12.3	$2,900	$(902)	$1,998
Customer Lists	6,182	(624)	5,558	4.5	3,300	(3,080)	220
Operating rights	6,529	(4,655)	1,874	2.6	6,529	(3,930)	2,599
Total intangibles, net	$19,780	$(6,545)	$13,235	7.7	$12,729	$(7,912)	$4,817

The Company began amortizing operating rights with a gross carrying value of $6.5 million in July 2015, as a result of changes to the laws regarding cupos in the Galápagos National Park. See Note 2—Summary of Significant Policies, Intangible Assets for a description of, and rationale for, amortizing operating rights. Total amortization expense for the year ended December 31, 2021, was $1.9 million, and for each of the years ended December 31, 2020 and 2019 was $1.6 million.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2022	$2,433
2023	2,433
2024	2,131
2025	1,708
2026	1,084
Thereafter	3,446
$13,235

NOTE 6 — LONG-TERM DEBT

Credit Facility

On March 27, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing for a refinancing and amendment of the terms of the Company’s prior secured credit facility. The Amended Credit Agreement provided for a $200.0 million senior secured term facility (the “Term Facility”), maturing March 27, 2025, and a $45.0 million senior secured incremental revolving credit facility (the “Revolving Facility”), which includes a $5.0 million letter of credit sub-facility. In connection with the Amended Credit Agreement, the Company capitalized $4.2 million related to lender and third-party fees. The Company’s obligations under the Amended Credit Agreement remain secured by substantially all of the assets of the Company. During March 2020, the Company drew down the entire Revolving Facility, which matures in March 2023, and $44.5 million is outstanding as of December 31, 2021.

On August 7, 2020, the Company amended its Term Facility and Revolving Facility to waive the application of the total net leverage ratio covenant through June 2021. In connection with the amendment, the interest rate of the term loan has been increased 125 basis points, to be paid-in-kind at maturity, a LIBOR minimum of 0.75% was added to the term loan and revolving credit facilities and certain covenants were amended to be more restrictive.

On December 10, 2020, the Company amended its Term Facility and Revolving Facility to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, maturing on December 11, 2025, made under the Main Street Expanded Loan Facility (the “Main Street Loan”). Interest on the Main Street Loan shall be paid-in-kind for the first year and the principal shall amortize at a rate of 15% in each of the third and fourth years, with the remaining amounts to be paid at maturity. The Company may voluntarily prepay the Main Street Loan at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

During April 2021, the Company further amended its Amended Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenant through March 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spreads of the Term Facility, excluding the Main Street Loan Facility, and the Revolving Facility by 50 basis points. Certain other covenants under the Amended Credit Agreement continue to be more restrictive during the extended covenant waiver period. Borrowings under the Term Facility, as amended, bear interest at an adjusted Intercontinental Exchange (“ICE”) Benchmark administration LIBOR, with a minimum of 0.75%, plus a spread of 5.25%, for an aggregated rate of 6.00% as of December 31, 2021. The Main Street Loan shall bear interest at a rate per annum of LIBOR for an interest period of 3-months plus 3.00%, for an aggregated rate of 3.21% as of December 31, 2021. Borrowings under the Revolving Facility mature March 2023 and, as amended, bear interest at an adjusted ICE Benchmark administration LIBOR, plus a spread of 3.50%, for an aggregated rate of 3.60% as of December 31, 2021.

The Amended Credit Agreement contains financial covenants that, among other things, (i) require the Company to maintain a total net leverage ratio (defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Amended Credit Agreement, for the trailing 12-month period of 5.0 to 1.0 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00 thereafter; (ii) limit the amount of indebtedness the Company may incur generally and specifically for intercompany debt, debt incurred to finance acquisitions and improvements, for capital and synthetic lease obligations, for standby letters of credit, and in connection with refinancing; (iii) limit the amount the Company may spend in connection with certain types of investments; and (iv) require the delivery of certain periodic financial statements and an operating budget. The net leverage ratios covenant of the Company’s Amended Credit Agreement has been waived through March 2022. As of December 31, 2021, the Company was in compliance with the covenants currently in effect.

Senior Secured Credit Agreements

On January 8, 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS, (together with Garantiinstituttet, now known as Eksfin, Export Finance Norway), (together with Citi, the “Lenders”). Pursuant to the First Export Credit Agreement, in March 2020 the Company borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Endurance, delivered in March 2020. Seventy percent of the loan is guaranteed by Eksfin, the official export credit agency of Norway. The Company incurred approximately $2.4 million in financing fees related to the First Export Agreement, recorded as deferred financing costs as part of long-term debt. In June 2020, the Company amended its First Export Credit Agreement to defer scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022.The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The loan is secured by a first priority mortgage over the National Geographic Endurance and the assignment of related insurances. The First Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company. In addition to paying interest on any outstanding loans under the facility, the Company is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the First Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs. The First Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 3.70% over the borrowing period covering December 31, 2021.

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders made available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount of $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered during September 2021. The Company borrowed a total of $122.8 million under the Second Export Credit Agreement, drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. In June 2020, the Company amended its Second Export Credit Agreement to suspend the total net leverage ratio covenant from June 2020 through June 2021. During June 2021, the Company further amended its Second Export Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from final drawdown, and 30% maturing over five years from final drawdown. Additionally, 70% percent of the loan is guaranteed by Eksfin, the official export credit agency of Norway. The Company incurred approximately $2.6 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 3.71% over the borrowing period covering December 31, 2021.

The First Export Credit Agreement and the Second Export Credit Agreement contain financial covenants that, among other things, require us to maintain a total net leverage ratio of 5.25 to 1.00 initially, with 0.25 equal reductions every two years thereafter until June 30, 2022 when the total net leverage ratio shall be 4.75 to 1.00, thereafter. The total net leverage ratio is defined under the covenants as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the First Export Credit Agreement and the Second Export Credit Agreement, for the trailing 12-month period. The net leverage ratio covenants of the Company’s First Export Credit Agreement and the Second Export Credit Agreement have been suspended through March 2022. As of December 31, 2021, the Company was in compliance with the covenants currently in effect.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an original principal amount of $2.5 million. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months. On May 1, 2020, the promissory note was amended, changing the maturity date of the principal payments to be due in three equal installments with the first payment paid December 22, 2020, the second paid December 22, 2021 and the final payment due on December 22, 2022.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears interest of 4.77% as of December 31, 2021.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 3.21% as of December 31, 2021. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears interest rate of 0.53%.

Long-Term Debt Outstanding

As of December 31, 2021 and 2020, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2021			2020

(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
Credit Facility	$284,170	$(9,050)	$275,120	$280,993	$(9,492)	$271,501
1st Senior Secured Credit Agreement	107,695	(2,090)	105,605	107,695	(1,784)	105,911
2nd Senior Secured Credit Agreement	120,281	(2,473)	117,808	61,120	(2,261)	58,859
Revolving Facility	44,500	(190)	44,310	45,000	(341)	44,659
Note payable	842	-	842	1,684	-	1,684
Other	1,034	-	1,034	-	-	-
Total long-term debt	558,522	(13,803)	544,719	496,492	(13,878)	482,614
Less current portion	(26,061)	-	(26,061)	(11,255)	-	(11,255)
Total long-term debt, non-current	$532,461	$(13,803)	$518,658	$485,237	$(13,878)	$471,359

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2022	$26,061
2023	82,973
2024	38,461
2025	292,426
2026	37,248
Thereafter	81,353
$558,522

For the years ended December 31, 2021, 2020 and 2019, the Company recorded deferred financing costs of $3.0 million, $4.5 million and $2.4 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method.

For the years ended December 31, 2021, 2020 and 2019, deferred financing costs charged to interest expense were $3.1 million, $2.1 million and $1.9 million, respectively.

Letters of Credit

As of December 31, 2021 and 2020, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2022.

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

The Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the Term Facility and designated these interest rate caps as a cash flow hedge. The Company receives payments on the interest rate cap for any period that the one-month USD-LIBOR rate increases beyond the strike rate. The termination date of the interest rate cap agreement is May 31, 2023. The detailed terms of the interest rate caps and the portion of the corporate Term Facility that they hedge are as follows:

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

Changes in the fair value of this interest rate cap are recorded in accumulated other comprehensive income, pursuant to the guidelines of cash flow hedge accounting as outlined in ASC 815 and ASU 2017-12. The Company expects minimal losses currently recorded in accumulated other comprehensive income related to the interest rate caps to be recognized in earnings over the next 12 months. The cost of the interest rate cap will be amortized to interest expense over its life, from the effective date through termination date.

In March 2019, the Company entered into foreign exchange forward contracts, designated as cash flow hedges, to hedge its exposure to the NOK, related to the Company’s contract to purchase the new polar ice-class vessel, the National Geographic Resolution, delivered September 2021. The cost of the foreign exchange forward contracts were amortized to interest expense over their lives, from the effective date through each hedge’s settlement date.

The Company recorded the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassified these amounts into earnings in the period during which the hedged transaction was recognized. Any changes in fair values of hedges that would be determined to be ineffective would be immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2021, 2020 and 2019. The Company reclassified $2.7 million, $5.3 million and $1.6 million in losses, net of tax, from other comprehensive income (loss) to earnings for the years ended December 31, 2021, 2020 and 2019, respectively, due to the maturity of a cash flow hedge and the hedged item.

The Company held the following derivative instruments with absolute notional values as of December 31, 2021:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	8,892

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of December 31,
	2021		2020
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$-	$-	$-	$2,008
Interest rate cap (b)	9	-	-	-
Total	$9	$-	$-	$2,008
Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	$664	$-	$953	$-
Total	$664	$-	$953	$-

__________

(a)	Recorded in accounts payable and accrued expenses and other long-term liabilities.
(b)	Recorded in prepaid expenses and other current assets, and other long-term assets.
(c)	Recorded in prepaid expenses and other current assets, and accounts payable and accrued expenses.

The effects of derivatives recognized in the Company’s consolidated financial statements were as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Derivative instruments designated as cash flow hedging instruments:
Foreign exchange forward (a)	$(605)	$(2,832)	$(5,062)
Interest rate cap (b)	(363)	(247)	(572)

Derivative instruments not designated as cash flow hedging instruments:
Foreign exchange forward (c)	288	554	1,718
Total	$(680)	$(2,525)	$(3,916)

__________

(a)

For the year ended December 31, 2021, $2.7 million was recognized as a loss on foreign currency in the consolidated statements of operations and $2.0 million was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity. For the year ended December 31, 2020, $5.3 million was recognized as a loss on foreign currency in the consolidated statements of operations, and $2.4 million, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity. For the year ended December 31, 2019, $1.6 million was recognized as a loss on foreign currency in the consolidated statements of operations, and $3.4 million, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the years ended December 31, 2021, 2020 and 2019, gains of $0.3 million, $0.6 million and $1.7 million, respectively, were recognized in gain (loss) on foreign currency.

In connection with the acquisition of Classic Journeys, the purchase agreement includes a contingent consideration earnout, see Note 9—Acquisitions, which is required to be fair valued.

The Company makes fair value measurement of contingent acquisition consideration liabilities using Level 3 unobservable inputs. The Company recognizes the fair value of its contingent acquisition consideration based on its estimated fair value at the beginning period date using Monte Carlo simulations, using discount factors, which incorporates weighted average cost of capital and long and short-term risk-free rates, the projected results of the acquired business and the time remaining in the earnout period. Subsequent adjustments to the fair value are due to the passage of time as the payment date approaches or changes to management’s estimates of the projected performance target. In determining the fair value, the Company reviews current results along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration to be paid using the agreed upon formula as laid out in the acquisition agreement. The fair value of this liability will be adjusted based on the change in fair value resulting from the passage of time at the applicable discount rate, or changes in the forecasted results as we approach the payment dates absent any significant changes in assumptions related to the valuation or the probability of payment.

The following tables present the estimated fair value measurements of the (level 3) contingent acquisition consideration using the fair value hierarchy:

	As of December 31,

(In thousands)	2021	2020	2019
Liabilities:
Contingent acquisition consideration	$155	$-	$-
Total	$155	$-	$-

During the year ended December 31, 2021, the Company recorded a liability of $0.2 million for the deferred contingent consideration at the acquisition date. The possible contingent acquisition consideration payout is either zero or $0.6 million, depending on the achievement of certain average net profits targets by the acquired operation. This liability is recorded on the consolidated balance sheet in other liabilities at December 31, 2021.

The following table sets forth a reconciliation of changes in the fair value of contingent acquisition consideration level 3 financial liabilities:

For the year ended December 31, 2021
(In thousands)
Balance, January 1,	$-
Additions to level 3	155
Change in fair value	-
Balance December 31,	$155

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Domestic	$(24,875)	$(46,490)	$455
Foreign	(96,312)	(63,455)	20,483
Total	$(121,187)	$(109,945)	$20,938

The income tax provisions are comprised of the following:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$-	$-	$-
State	(7)	6	22
Foreign - Other	45	2	682
Total current	38	8	704
Deferred
Federal	(1,894)	(8,959)	1,325
State	928	(481)	379
Foreign - Other	(1,091)	(373)	(218)
Total deferred	(2,057)	(9,813)	1,486
Income tax expense (benefit)	$(2,019)	$(9,805)	$2,190

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2021	2020	2019
Tax provision at statutory rate – federal	21.0%	21.0%	21.0%
Tax provision at effective state and local rates	(0.8%)	0.4%	1.9%
Foreign tax rate differential	(15.2%)	(10.5%)	(16.5%)
Subpart F income	0.0%	0.0%	3.4%
Uncertain tax provisions	0.0%	0.0%	(2.2%)
Valuation allowance	(4.1%)	(2.2%)	2.8%
Other	0.8%	0.2%	0.1%
Total effective income tax rate	1.7%	8.9%	10.5%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands and Ecuador are subject to US Federal, US state and Ecuadorian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2021	2020
Net operating loss carryforward	$29,642	$26,113
Property and equipment	(20,293)	(19,138)
Disallowed interest carryforward	8,280	3,283
Valuation allowance	(10,248)	(4,592)
Stock-based compensation	311	171
Intangibles	(435)	(535)
Other	352	237
Deferred tax (liabilities) assets	$7,609	$5,539

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

The Company has deferred tax assets related to U.S. loss carryforwards of $110.9 million as of December 31, 2021, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Beginning of year	$-	$-	$298
Current year positions	-	-	-
Prior year positions	-	-	(298)
End of year	$-	$-	$-

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, 2020 and 2019, interest and penalties included in income tax expense were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns for the current year and the four prior years remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and the five prior years remain subject to examination by tax authorities.

NOTE 9 — ACQUISITIONS

To further expand the Company’s land-based experiential travel offerings and increase its addressable market, on February 1, 2021, the Company acquired, through its Natural Habitat subsidiary, 80.1% of the outstanding common stock of Off the Beaten Path, LLC, a land-based travel operator specializing in authentic national park experiences, on March 3, 2021, acquired, through its Natural Habitat subsidiary, 70% of the outstanding common stock of DuVine Cycling + Adventure LLC, an international luxury cycling and adventure company and on October 13, 2021, acquired 80.1% of Classic Journeys LLC, a leading luxury walking tour company.

The acquisitions had an aggregate purchase price of $23.6 million, including $1.8 million in Company stock at closing and $0.2 million in deferred contingent consideration. The deferred contingent consideration has an earnout potential between zero and $0.6 million. The acquisitions were accounted for under purchase accounting and are included in our consolidated financial statements since the date of their acquisition. Acquisition related cost were approximately $1.0 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021. The Company preliminarily recorded approximately $10.4 million in intangible assets related to tradenames and customer lists and approximately $19.9 million in goodwill related to these acquisitions. The amount recorded for the intangible assets and goodwill is subject to possible adjustment when the valuation of Classic Journeys is finalized. The acquired businesses have contributed aggregate revenue of $17.9 million and are immaterial to the Company's net income during the year ended December 31, 2021.

Following are pro forma revenue and net loss available to stockholders for the years ended December 31, 2021 and 2020, assuming the Company had completed the acquisitions on January 1, 2020:

	For the years ended December 31,
	2021	2020
(In thousands)	(unaudited)
Revenue	$150,508	$87,463
Net loss available to stockholders	(124,469)	(104,044)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest Contingent Arrangements

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

Mr. Lawrence, President of Off the Beaten Path, through a combination of his original minority interest and the profit interest units he received, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Lawrence was established in order to provide a formal exit opportunity for Mr. Lawrence and a path to 100% ownership for the Company. Mr. Lawrence has a put option, that under certain conditions and subject to providing notice by  October 31, 2025, that enables him, but does not obligate him, to sell his remaining interest in Off the Beaten Path to the Company, valued as of  December 31, 2025. The Company has a call option, but not an obligation, on or after  October 31, 2025, with an expiration of  December 31, 2030, under which it can buy Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 30% noncontrolling interest in DuVine, which is subject to a put/call arrangement. The arrangement between the Company and Mr. Levine was established in order to provide a formal exit opportunity for Mr. Levine and a path to 100% ownership for the Company. Mr. Levine has a put option, that under certain conditions and subject to providing notice by  January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company, valued as of  December 31, 2025. The Company has a first call option, but not an obligation, on or after  December 31, 2023, expiring  December 31, 2025, to acquire an additional 10% of DuVine from Mr. Levine, and a second call option, but not an obligation, on or after  December 31, 2025, with an expiration of  December 31, 2030, under which it can buy Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

Mr. and Mrs. Piegza, founders of Classic Journeys, retain a 19.9% noncontrolling interest in Classic Journeys, which is subject to a put/call arrangement. The arrangement between the Company and Mr. and Mrs. Piegza was established in order to provide a formal exit opportunity for Mr. and Mrs. Piegza and a path to 100% ownership for the Company. Mr. and Mrs. Piegza have a put option that under certain conditions, and subject to providing notice by November 13, 2026, that enables them, but does not obligate them, to sell their remaining interest in Classic Journeys to the Company, valued as of the fiscal quarter prior to the put notice. The Company has a call option, but not an obligation, under which it can buy Mr. and Mrs. Piegza’s remaining interest at a similar fair value measure as Mr. and Mrs. Piegza’s put option.

Since the redemption of these noncontrolling interests is not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, as such solely due to the passage of time, the redeemable noncontrollable interest should be adjusted to the redemption value via one of two measurement methods.

The Company elected the income classification-excess adjustment and accretion method for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the fair value of the of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the fair value of the noncontrolling interest, are treated as a decrease to net income available to common stockholders. The fair value of the put options was determined using a discounted cash flow model. The redemption values were adjusted to their present values using the Company’s weighted average cost of capital.

At December 31, 2021, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the Company recorded a $0.2 million adjustment, which increased the carrying amount of redeemable noncontrolling interest and decreased the Company’s retained earnings. At December 31, 2020, the fair value of the noncontrolling interest was less than the present value of the put option redemption value, and the Company recorded a $7.2 million adjustment, which decreased the carrying amount of redeemable noncontrolling interest and increased the Company’s retained earnings. At December 31, 2019, the fair value of the noncontrolling interest exceeded the present value of the put option redemption value, and the Company recorded a $7.2 million adjustment, which increased the carrying amount of redeemable noncontrolling interest and reduced the Company’s retained earnings.

	For the years ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$7,494	$16,112	$6,502
Net income (loss) attributable to noncontrolling interest	38	(1,403)	2,395
Acquired businesses' noncontrolling interest	2,892	-	-
Fair value adjustment of put option	202	(7,215)	7,215
Balance September 30,	$10,626	$7,494	$16,112

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, exceeds $25.0 million, effective as of December 31, 2023, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions.

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. As of December 31, 2021, the Company’s remaining weighted average operating lease terms were approximately 41 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2021 is as follows:

(In thousands)	Operating Lease Payments
2022	$1,557
2023	1,447
2024	1,456
2025	711
2026	-
Present value discount (6% weighted average)	(440)
Total	$4,731

Lease expense was approximately $2.0 million, $1.8 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded within general and administrative expenses on the accompanying consolidated statements of operations.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic through 2025, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying consolidated statements of operations. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues on the accompanying consolidated statements of operations. The royalty expense is recognized at the time of revenue recognition. See Note 2—Summary of Significant Accounting Policies for a description of the Company’s revenue recognition policy. Royalty expense for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.3 million and $5.8 million, respectively.

The royalty balances payable to National Geographic as of December 31, 2021 and 2020 is $0.9 and $0.0 million, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying consolidated statements of operations. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2021, 2020 and 2019, these fees totaled $0.6 million, $0.2 million and $0.9 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. The related royalty payments are charged to cost of tours expenses. Royalty expense for the years ended December 31, 2021, 2020 and 2019 was $0.0 million, $0.4 million and $0.8 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Additionally, due to certain restrictions on travel during the COVID-19 pandemic, the Company entered into an agreement with a third party to provide chartered air service for guests and crew on its 2020-2021 Antarctica expeditions.

Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2022	$13,762
2023	2,095
Total	$15,857

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

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos Islands who provides advisory and administrative services, and operational support for the Company’s vessels stationed there, the National Geographic Endeavour II and National Geographic Islander. This agreement is in effect through December 31, 2022 and renews annually.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, after consulting legal counsel, there are no outstanding proceedings that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2021, 2020 and 2019, respectively, of employee contributions up to per employee annual maximum of $2,400 for 2021, 2020 and 2019.The Company’s benefit plan contributions amounted to $0.4 million during each of the years ended December 31, 2021, 2020 and 2019. The benefit plan contributions are recorded within general and administrative expenses on the consolidated statements of operations.

NOTE 12 — STOCKHOLDERS’ EQUITY

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

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was approximately $2.7 million as of December 31, 2021.

During the year ended December 31, 2021, 5,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 566,364 shares of the Company’s common stock.

For the years ended December 31, 2021 and 2020, the Company recorded $5.3 million and $1.7 million, respectively, in accrued dividends for Preferred Stock. As of December 31, 2021, the Preferred Stock could be converted at the option of the holders into approximately 9.1 million shares of the Company’s common stock.

Stock and Warrant Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Since March 2020, the Repurchase Plan has been suspended due to the uncertain impact of the COVID-19 virus. Pursuant to the Repurchase Plan, the Company (i) had repurchased 8,517 shares of common stock for approximately $127,000 during the year ended December 31, 2020, prior to its suspension, and (ii) repurchased 1,895 shares of common stock for approximately $23,000 during the year ended December 31, 2019. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2021. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2021 was $12.0 million.

NOTE 13 — STOCK-BASED COMPENSATION

During 2021, the Company’s compensation committee approved an employee incentive plan which supersedes the 2015 Long-Term Incentive Plan, authorizes restricted time and performance awards and stock options to key employees under the Company’s 2021 Long-Term Incentive Plan. The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, RSUs and performance-based restricted stock or units in order to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 4.7 million, with approximately 3.8 million shares available as of December 31, 2021. The Company typically settles stock-based awards with newly issued shares.

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

For 2020 and 2019, the PSUs granted may be earned based on the Company's performance against metrics relating to annual Adjusted EBITDA and annual revenue. Awards, if earned, will vest after a three-year performance period and may be earned at a level ranging from 0%-200% of the number of PSUs granted, depending on performance. The number of units were determined based upon the closing price of the Company's common stock on the date of the award. The Company assessed the applicable metrics related to the PSU grants, determined the blended probability of achieving the performance metrics and valued the awards based on the fair value at the date of grant with the amount of stock compensation expense determined based on the number of PSU’s expected to vest.

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

Stock Options

Stock options represent a right to buy a number of shares by the employee, non-employee director or other service providers at a future date, for a pre-set price, or exercise price, for a fixed period of time. Stock options generally vest over one to four years, with a term of ten years. Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted under the 2015 and 2017 plans were estimated using the following assumptions:

	Stock Option Grants	Stock Option Grants
	11/11/2020	05/10/2021
Stock price	$10.84	$16.38
Exercise price	$10.84	$16.38
Dividend yield	0.00%	0.00%
Expected volatility	29.08%	25.61%
Risk-free interest rate	0.98%	1.63%
Expected term in years	7.00	7.50

2016 CEO Share Allocation Plan

In April 2016, the Company’s Board of Directors adopted the 2016 CEO Share Allocation Plan and in June 2016, the Company’s shareholders approved the 2016 CEO Share Allocation Plan, pursuant to which the Company will grant awards covering up to 1,000,000 shares of the Company’s common stock in the form of restricted stock, restricted stock units, and/or other stock- or cash-based awards to eligible employees and other service providers of the Company. The 2016 CEO Share Allocation Plan was adopted in connection with a contribution agreement that the Company entered into with Sven-Olof Lindblad, the Company’s Co-Chairperson and former Chief Executive Officer and President, pursuant to which Mr. Lindblad will transfer up to 1,000,000 shares from his holdings of the Company’s common stock (i.e., an equivalent number of shares as is reserved for issuance under the 2016 CEO Share Allocation Plan) (the “Contribution Shares”) to the Company as a contribution to the capital of the Company. Mr. Lindblad will not receive any consideration in exchange for the Contribution Shares. However, as a condition to the contribution of any Contribution Shares, the Company must grant awards under the 2016 CEO Share Allocation Plan, such that the number of Contribution Shares that Mr. Lindblad actually contributes to the Company will equal the number of shares corresponding to awards granted under the plan. The administrator may amend, suspend or terminate the 2016 CEO Share Allocation Plan at any time. On January 10, 2017, Mr. Lindblad contributed to the Company and the Company thereafter granted, 716,550 restricted shares at a grant price of $9.65. The grants vested in three equal installments in  January 2017, 2018 and 2019.

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	162,780	$9.63	619,726	$10.16	-	$-
Granted	61,631	15.25	139,168	15.97	-	-
Vested and released	-	-	(413,661)	10.11	-	-
Forfeited	(8,990)	8.98	(3,187)	11.31	-	-
Balance, December 31, 2019	215,421	11.16	342,046	12.47	-	-
Granted	86,783	5.42	648,617	11.22	102,062	8.51
Vested and released	(57,022)	8.98	(213,583)	11.99	-	-
Forfeited	(66,484)	9.69	(35,479)	8.81	-	-
Balance, December 31, 2020	178,698	9.73	741,601	11.70	102,062	8.51
Granted	-	-	283,872	17.16	50,072	18.90
Vested and released	(41,990)	10.27	(358,144)	10.21	-	-
Forfeited	(61,767)	9.79	(98,978)	14.18	-	-
Balance, December 31, 2021	74,941	9.39	568,351	14.93	152,134	11.93

Stock Options

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2019	220,000	$3.23	7.6	$842,000
Exercised	(20,000)	11.26
Options outstanding as of December 31, 2019	200,000	9.47	7.6	1,376,000
Granted	310,000	10.84
Options outstanding as of December 31, 2020	510,000	10.30	6.7	3,476,800
Granted	1,000,000	16.38
Exercised	(12,000)	9.47
Options outstanding as of December 31, 2021	1,498,000	14.37	8.8	1,848,040

	As of December 31, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	1,498,000	$14.37	8.8	$1,848,040
Options exercisable	265,500	9.87	6.0	1,521,340

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $2.4 million and $3.6 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2021, 2020 and 2019 was $0.0 million, $0.0 million and $0.1 million, respectively. As of December 31, 2021, unrecognized stock-based compensation expense was $13.8 million. This amount is expected to be recognized over a weighted average period of approximately 3.4 years.

Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the acquisition. The profit interest units had a $132.86 per share grant date fair value and are considered vested upon issuance. The Company recorded $0.1 million in stock-based compensation expense related to the value of these profit units for the year ended December 31, 2021, included in the Company’s total stock-based compensation disclosed above.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company and National Geographic Society collaborate on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic Society alliance is set forth in (i) an Alliance and License Agreement and (ii) a Tour Operator Agreement. The extension of the agreements, entered into July 2015, between the Company and National Geographic Society was contingent on the execution by Mr. Lindblad, the Company's Co-Chairperson and former Chief Executive Officer and President, of an option agreement granting National Geographic Society the right to purchase from Mr. Lindblad, for a per share price of $10.00 per share, five percent of the issued and outstanding shares of the Company’s common stock as of July 8, 2015, including all outstanding options, warrants or other derivative securities (excluding options granted under the 2015 Plan and shares issuable upon the exercise of warrants). During March 2019, National Geographic Society exercised its rights in full under the option agreement to acquire the shares, and in a cashless transaction acquired shares from Mr. Lindblad.

On May 4, 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an original principal amount of $2.5 million. On May 1, 2020, the promissory note was amended changing the maturity date of the principal payments to be due in three equal installments, see Note 6—Long-term Debt.

NOTE 15 — SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors.

The Company is primarily an experiential travel operator with operations in two segments, Lindblad and Land Experiences. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company evaluates the performance of the business based largely on the results of its operating segments. The CODM and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the full year ended December 31, 2021, 2020 and 2019, segment operating results were as follows:

	For the years ended December 31,
	2021	2020	Change	%	2019	Change	%
(In thousands)
Tour revenues:
Lindblad	$82,842	$69,620	$13,222	19%	$272,410	$(202,790)	(74)%
Land Experiences	64,265	12,736	51,529	405%	70,681	(57,945)	(82)%
Total tour revenues	$147,107	$82,356	$64,751	79%	$343,091	$(260,735)	(76)%
Operating (loss) income:
Lindblad	$(111,477)	$(78,573)	$(32,904)	(42)%	$26,203	$(104,776)	NM
Land Experiences	646	(9,825)	10,471	107%	6,995	(16,820)	NM
Total operating loss	$(110,831)	$(88,398)	$(22,433)	(25)%	$33,198	$(121,596)	NM

Intercompany tour revenues between the Lindblad and Land Experiences segments eliminated in consolidation and in the presentation above for the years ended December 31, 2021, 2020 and 2019 were $2.2 million, $2.4 million and $5.6 million, respectively.

Depreciation and amortization expense is included in segment operating income as shown below:

	For the years ended December 31,
	2021	2020	Change	%	2019	Change	%
(In thousands)
Depreciation and amortization:
Lindblad	$37,516	$30,033	$7,483	25%	$24,116	$5,917	25%
Land Experiences	2,009	2,051	(42)	(2%)	1,653	398	24%
Total depreciation and amortization	$39,525	$32,084	$7,441	23%	$25,769	$6,315	25%

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

(In thousands)	As of December 31, 2021	As of December 31, 2020
Total Assets:
Lindblad	$724,873	$693,849
Land Experiences	102,618	63,600
Total assets	$827,491	$757,449

Intangibles, net:
Lindblad	$1,874	$2,599
Land Experiences	11,361	2,218
Total intangibles, net	$13,235	$4,817

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	22,105
Total goodwill	$42,017	$22,105

NOTE 16 — SUBSEQUENT EVENTS

On February 4, 2022, the Company issued $360.0 million of 6.75% senior secured notes, maturing 2027, and entered into a $45.0 million revolving credit facility. Proceeds from the senior secured note issuance were used primarily to pay the outstanding borrowings under the Company's Amended Credit Agreement, including the Term Facility, Main Street Loan and the Revolving Facility. The senior secured notes are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries that also guarantee the obligations under the revolving credit facility, and collateralized by certain of the Company’s assets.

On February 4, 2022, we entered into a new revolving credit facility, which includes an aggregate principal amount of $45.0 million maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. Borrowings under the facility will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. The Revolving Credit Agreement contains customary events of default provisions, affirmative and negative covenants as well as financial covenants.