Form 10-Q
period 2022-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2022-05-05
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 25, 2022, 50,941,997 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2022

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,816	$150,753
Restricted cash	30,046	21,940
Marine operating supplies	8,037	8,275
Inventories	2,034	2,278
Prepaid expenses and other current assets	32,114	27,094
Total current assets	227,047	210,340

Property and equipment, net	539,177	542,418
Goodwill	42,017	42,017
Intangibles, net	12,830	13,235
Deferred tax asset	7,758	7,609
Right-to-use lease assets	4,085	4,402
Other long-term assets	7,721	7,470
Total assets	$840,635	$827,491

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$242,161	$212,598
Accounts payable and accrued expenses	48,344	49,252
Lease liabilities - current	1,563	1,553
Long-term debt - current	24,072	26,061
Total current liabilities	316,140	289,464

Long-term debt, less current portion	545,099	518,658
Lease liabilities	2,842	3,178
Other long-term liabilities	300	247
Total liabilities	864,381	811,547

Commitments and contingencies	-	-

Series A redeemable convertible preferred stock, 165,000 shares authorized; 80,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	85,201	83,901
Redeemable noncontrolling interests	14,458	10,626
	99,659	94,527

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 80,000 Series A shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,933,471 and 50,800,786 issued, 50,888,231 and 50,755,546 outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	60,307	58,485
Accumulated deficit	(183,717)	(136,439)
Accumulated other comprehensive loss	-	(634)
Total stockholders' deficit	(123,405)	(78,583)
Total liabilities, mezzanine equity and stockholders' deficit	$840,635	$827,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2022	2021

Tour revenues	$67,846	$1,780

Operating expenses:
Cost of tours	57,947	8,279
General and administrative	20,637	13,812
Selling and marketing	12,329	2,506
Depreciation and amortization	11,178	8,249
Total operating expenses	102,091	32,846

Operating loss	(34,245)	(31,066)

Other (expense) income:
Interest expense, net	(8,715)	(5,669)
Gain on foreign currency	130	70
Other income	533	1
Total other expense	(8,052)	(5,598)

Loss before income taxes	(42,297)	(36,664)
Income tax benefit	(149)	(2,801)

Net loss	(42,148)	(33,863)
Net loss attributable to noncontrolling interest	(427)	(619)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(41,721)	(33,244)
Series A redeemable convertible preferred stock dividend	1,298	1,301

Net loss available to stockholders	$(43,019)	$(34,545)

Weighted average shares outstanding
Basic	50,757,126	49,865,234
Diluted	50,757,126	49,865,234

Undistributed loss per share available to stockholders:
Basic	$(0.85)	$(0.66)
Diluted	$(0.85)	$(0.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021

Net loss	$(42,148)	$(33,863)
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	-	494
Reclassification adjustment, net of tax	634	-
Total other comprehensive income	634	494
Total comprehensive loss	(41,514)	(33,369)
Less: comprehensive loss attributive to non-controlling interest	(427)	(619)
Comprehensive loss attributable to stockholders	$(41,087)	$(32,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	1,828	-	-	1,828
Issuance of stock for equity compensation plans, net	132,685	-	(6)	-	-	(6)
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(4,259)	-	(4,259)
Series A preferred stock dividend	-	-	-	(1,298)	-	(1,298)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(41,721)	-	(41,721)
Balance as of March 31, 2022	50,933,471	$5	$60,307	$(183,717)	$-	$(123,405)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	(1,602)	$34,958
Stock-based compensation	-	-	1,477	-	-	1,477
Issuance of stock for equity compensation plans, net	139,112	-	(7)	-	-	(7)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	494	494
Series A preferred shares dividend	-	-		(1,301)	-	(1,301)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(33,244)	-	(33,244)
Balance as of March 31, 2021	50,126,926	$5	$51,367	$(46,117)	$(1,108)	$4,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(42,148)	$(33,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,178	8,249
Amortization of deferred financing costs and other, net	701	687
Amortization of right-to-use lease assets	(9)	(3)
Stock-based compensation	1,828	1,611
Deferred income taxes	(149)	(2,801)
Change in fair value of contingent acquisition consideration	56	-
Gain on foreign currency	(130)	(70)
Write-off of unamortized issuance costs related to debt refinancing	9,004	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	482	(382)
Prepaid expenses and other current assets	(4,890)	(2,080)
Unearned passenger revenues	29,563	21,438
Other long-term assets	(261)	675
Other long-term liabilities	845	1,798
Accounts payable and accrued expenses	(908)	(2,179)
Net cash provided by (used in) operating activities	5,162	(6,920)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,522)	(3,800)
Acquisition (net of cash acquired)	-	(6,872)
Net cash used in investing activities	(7,522)	(10,672)

Cash Flows From Financing Activities
Proceeds from long-term debt	360,000	-
Repayments of long-term debt	(334,684)	(500)
Payment of deferred financing costs	(10,781)	(31)
Repurchase under stock-based compensation plans and related tax impacts	(6)	(7)
Net cash provided by (used in) financing activities	14,529	(538)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,169	(18,130)
Cash, cash equivalents and restricted cash at beginning of period	172,693	204,515

Cash, cash equivalents and restricted cash at end of period	$184,862	$186,385

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,613	$4,146
Income taxes	58	1
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$1,298	$1,301
Shares issued for acquisition	-	1,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

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

●

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that feature wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best such as polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

●

DuVine specializes in luxury cycling and adventure tours around the world, providing immersive cultural and culinary experiences through thoughtfully designed itineraries led by expert local guides. Offerings primarily include tours throughout Europe, the United States and South America. Examples of DuVine's tours include cycling and culinary tours throughout the Bordeaux and Burgundy wine making regions, Tuscan truffle, porcini and chestnut harvest regions, Napa and Sonoma wine making regions and lakes and volcanos throughout Patagonia. DuVine's trips include top-quality gear and support and are tailored to riders of all abilities with an emphasis on exceptional food and wine experiences, along with boutique accommodations.

●

Off the Beaten Path provides active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout United States (“U.S.”) National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path's small-group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific such as hiking through the Dolomites, family adventures in Patagonia’s Lake District and experiencing the culture of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity led by experienced, friendly guides.

●

Classic Journeys offers highly curated active small-group and private custom journeys centered around cinematic walks focused on engaging experiences that immerse guests into the history and culture of the places they are exploring and the people who live there, led by expert local guides in over 50 countries around the world. Classic Journeys’ tours are highlighted by luxury boutique accommodations and handcrafted itineraries curated through years of local connections such as experiencing Tuscan farmhouse kitchens, exploring Minoan ruins in Crete, or eating and dancing around a Berber encampment campfire.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (the “2021 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2021 Annual Report.

Ramp of Fleet Operations and COVID-19 Business Update

During the first quarter of 2022 the Company continued to ramp up its operations, providing expeditions to guests on nine of its ten owned vessels including trips to Antarctica, Baja California’s Sea of Cortez, Bahamas, Belize, Costa Rica and Panama, and the Galápagos. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company had previously suspended or rescheduled the majority of its expeditions departing between March 16, 2020 through May 31, 2021. Travel restrictions related to COVID-19 have diminished dramatically and the Company continues to work with local authorities on plans to operate itineraries in additional geographies during 2022 and 2023. Where travel restrictions remain, which now also includes a limited number of itineraries impacted by the Russia-Ukraine conflict, the Company works with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable.

The Company believes there are a variety of strategic advantages that enable it to deploy its ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of its owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships also allows it to efficiently and effectively test its guests and crew prior to boarding, or as otherwise needed. Additionally, all guests age five and older, crew and staff are required to be fully vaccinated and the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

Balance Sheet and Liquidity

As of March 31, 2022, the Company had $154.8 million in unrestricted cash and $30.0 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of March 31, 2022, the Company had a total debt position of $584.1 million and was in compliance with all of its debt covenants.

On February 4, 2022, the Company issued $360.0 million of 6.75% senior secured notes, maturing 2027, and entered into a new $45.0 million revolving credit facility, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. Proceeds from the senior secured note issuance were used primarily to pay the outstanding borrowings under the Company's prior credit agreement, including the term facility, Main Street Loan and the revolving credit facility. The senior secured notes are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries and are collateralized by certain of the Company’s assets.

NOTE 2—EARNINGS PER SHARE

Earnings per Common Share

Earnings (loss) per common share is computed using the two-class method related to its Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”). Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock.

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

For the three months ended March 31, 2022 and 2021, the Company incurred a net loss from operations, therefore basic and diluted net loss per share are the same for the periods. For the three months ended March 31, 2022, approximately 0.8 million restricted shares, 1.5 million shares issuable upon exercise of options and 9.3 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive. For the three months ended March 31, 2021, 0.9 million restricted shares, 0.5 million shares issuable upon exercise of options and 9.3 million common shares issuable upon conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive.

For the three months ended March 31, 2022 and 2021, the Company calculated earnings (loss) per share as follows:

	For the three months ended March 31,
	2022	2021
	(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(41,721)	$(33,244)
Series A redeemable convertible preferred stock dividend	1,298	1,301
Undistributed loss available to stockholders	$(43,019)	$(34,545)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	50,757,126	49,865,234
Total weighted average shares outstanding, diluted	50,757,126	49,865,234

Undistributed loss per share available to stockholders:
Basic	$(0.85)	$(0.66)
Diluted	$(0.85)	$(0.66)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheets when received and are subsequently recognized as tour revenue over the duration of the trip. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The Company has recorded liabilities up to the amount of cash deposits. The additional value of any future travel certificates are being recognized as a discount when applied to future expeditions. The change in contract liabilities within unearned passenger revenues presented in our condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2021	$147,783
Recognized in tour revenues during the period	(66,112)
Additional contract liabilities in period	64,017
Balance as of March 31, 2022	$145,688

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
	2022	2021
Guest ticket revenue:	(unaudited)
Direct	45%	57%
National Geographic	16%	0%
Agencies	20%	13%
Affinity	9%	0%
Guest ticket revenue	90%	70%
Other tour revenue	10%	30%
Tour revenues	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the three months ended March 31,
	2022	2021
(In thousands)	(unaudited)
Cash and cash equivalents	$154,816	$163,939
Restricted cash	30,046	22,446
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$184,862	$186,385

Restricted cash consists of the following:

	As of March 31, 2022	As of December 31, 2021
(In thousands)	(unaudited)
Credit card processor reserves	$13,894	$10,536
Federal Maritime Commission escrow	14,796	9,814
Certificates of deposit and other restricted securities	1,356	1,590
Total restricted cash	$30,046	$21,940

As of March 31, 2022 and December 31, 2021, prepaid tour revenues of $20.6 million and $10.3 million, respectively, are the only items of prepaid expenses and other current assets in excess of 5% of current assets.

As of March 31, 2022 and December 31, 2021, accounts payable of $20.2 million and $9.7 million, respectively, are the only items of accounts payable and accrued expenses in excess of 5% of current liabilities.

In 2021, the Company received a $27.0 million grant under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds was required to be for payroll costs, though grants could be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company accounted for the grant as a current liability on its balance sheet, as any amounts not appropriately used within one year of the grant date would have to be returned to the U.S. Treasury and recognized the grant in other income on the income statement as permitted expenses for the grant were incurred. During the three months ended March 31, 2022, the Company recognized $11.6 million of the CERTS grant in other income for permitted payroll costs and ship operating expenses.

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other long-term assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended March 31, 2022. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that  may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the three months ended March 31, 2022. The following is a rollforward of the loan receivable balance:

Loan Receivable
(In thousands)	(unaudited)
Balance as of December 31, 2021	$3,964
Accrued interest	35
Amortization of deferred costs	(9)
Balance as of March 31, 2022	$3,990

NOTE 5—LONG-TERM DEBT

	As of March 31, 2022			As of December 31, 2021
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	(10,447)	$349,553	$-	$-	$-
First Export Credit Agreement	104,470	(2,025)	102,445	107,695	(2,090)	105,605
Second Export Credit Agreement	117,722	(2,407)	115,315	120,281	(2,473)	117,808
Note payable	842	-	842	842	-	842
Other	1,016	-	1,016	1,034	-	1,034
Credit Facility	-	-	-	284,170	(9,050)	275,120
Revolving Facility	-	-	-	44,500	(190)	44,310
Total long-term debt	584,050	(14,879)	569,171	558,522	(13,803)	544,719
Less current portion	(24,072)	-	(24,072)	(26,061)	-	(26,061)
Total long-term debt, non-current	$559,978	$(14,879)	$545,099	$532,461	$(13,803)	$518,658

For the three months ended March 31, 2022 and 2021, deferred financing costs charged to interest expense was $0.5 million and $0.8 million, respectively. During the three months ended March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022 and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2022. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict the Company’s ability, and the ability of the Company’s restricted subsidiaries, to incur certain additional indebtedness and issue preferred stock and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the Notes.

New Revolving Credit Facility

On February 4, 2022, the Company entered into a new senior secured revolving credit facility (the “New Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the New Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the New Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) rate plus a spread or a base rate plus a spread.

The New Revolving Credit Facility contains customary affirmative and negative covenants, as well as financial covenants and event of default provisions.

Senior Secured Credit Agreement

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) making available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, delivered in March 2020. During June 2021, the Company amended its First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. The deferred principal payments began amortizing quarterly over three years starting March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 4.33% over the borrowing period covering March 31, 2022.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), to make available to the Company and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021 and borrowed $122.8 million under the Second Export Credit Agreement. During June 2021, the Company amended its Second Export Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 4.43% over the borrowing period covering March 31, 2022.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of March 31, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an interest rate of 4.77% annually.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 3.45% as of March 31, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Covenants

The Company’s Notes, New Revolving Credit Facility, First Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. As of March 31, 2022, the net leverage ratio covenant of the Company’s First Export Credit Agreement and Second Export Credit Agreement have been waived. The Company was in compliance with its covenants in effect as of March 31, 2022.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Currency Risk. The Company uses currency exchange forward contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and payables. The Company primarily economically hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Brazilian Real, the South African Rand, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

Interest Rate Risk. The Company previously used interest rate caps to manage the risk related to its previously existing variable rate corporate debt.

The Company recorded the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassified these amounts into earnings in the period during which the hedged transaction was recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The Company reclassified $0.6 million from other comprehensive income (loss) to earnings for the period ended March 31, 2022, due to the termination of a cash flow hedge relationship between the Company’s interest rate caps and the Company’s underlying corporate variable rate debt, which was repaid during February 2022.

The Company held the following derivative instruments with absolute notional values as of March 31, 2022:

(In thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	8,892

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2022		As of December 31, 2021
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$9	$-
Total	$-	$-	$9	$-
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$192	$-	$-	$-
Foreign exchange forward (b)	794	-	664	-
Total	$986	$-	$664	$-
(a)	Recorded in other current assets.
(b)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended March 31,
(In thousands)	2022	2021
	(unaudited)
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$(77)
Foreign exchange forward (b)	-	(417)

Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	(451)
Foreign exchange forward (c)	130	(70)
Total	$(321)	$(564)
(a)

For the three months ended March 31, 2022, $0.2 million was recognized, net of tax, in interest expense and $0.6 million was reclassified from other comprehensive income (loss) to interest expense. For the three months ended March 31, 2021, $0.1 million was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	For the three months ended March 31, 2021, $0.4 million was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(c)

Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged. During the three months ended March 31, 2022, a gain of $0.1 million was recognized in gain (loss) on foreign currency. During the three months ended March 31, 2021, a gain of $0.1 million was recognized in gain (loss) on foreign currency.

In connection with the acquisition of Classic Journeys, the purchase agreement includes a contingent consideration earnout, see Note 11—Acquisitions, which is required to be recorded at fair value at each period. The possible contingent acquisition consideration earnout is either zero or $0.6 million, depending on the achievement of certain average annual net profits targets for the years ended December 31, 2022 and 2023 by the acquired operation. As of March 31, 2022, the contingent liability had a value of $0.2 million using a Level 3 valuation method, which was recorded in other long-term liabilities.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value given that the terms of the agreements were comparable to the market as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. In March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic and it remains suspended due to restrictions related to the Main Street Expanded Loan Facility program. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2022.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. During the year ended December 31, 2021, 5,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 566,364 shares of the Company’s common stock. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were approximately $2.7 million as of March 31, 2022. The Company recorded accrued dividends for Preferred Stock of $1.3 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the 80,000 shares of Preferred Stock could be converted at the option of the holders into approximately 9.3 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in June 2021. As of March 31, 2022, approximately 3.6 million shares were available to be granted under the Plan.

As of March 31, 2022 and December 31, 2021, options to purchase an aggregate of 1.5 million and 1.5 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $14.37 and $10.30, respectively, were outstanding. As of March 31, 2022, 265,500 options were exercisable.

The Company recorded stock-based compensation expense of $1.8 million during the three months ended March 31, 2022, and $1.6 million during the three months ended March 31, 2021.

2022 Long-Term Incentive Compensation

During the three months ended March 31, 2022, the Company granted 212,066 restricted stock units ("RSUs") with a weighted average grant price of $15.27. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2022, the Company awarded 56,209 market performance share units (“MSUs”) with a weighted average grant price of $15.08. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2025. The number of shares that will eventually be earned and vest may be more or less than the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2025.

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

NOTE 9—RELATED PARTY TRANSACTIONS

In May 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note, amended May 2020, to Mr. Bressler, the founder of Natural Habitat. See Note 5—Long-term Debt for more information.

NOTE 10—INCOME TAXES

As of March 31, 2022, and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. The Company's effective tax rate for the three months ended March 31, 2022 was a benefit of 0.4% versus a benefit of 7.6% for the three months ended March 31, 2021, primarily due to the expected results for 2022 compared to the 2021 due to the impact of the COVID-19 pandemic on the Company's operations.

NOTE 11—ACQUISITIONS

To further expand the Company’s land-based experiential travel offerings and increase its addressable market, the Company completed three acquisitions during 2021. On February 1, 2021, the Company acquired 80.1% of the outstanding common stock of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, on  March 3, 2021, the Company acquired 70% of the outstanding common stock of DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences, and on October 13, 2021, the Company acquired 80.1% of Classic Journeys, a leading luxury walking tour company.

The acquisitions had an aggregate purchase price of $23.6 million, including $1.8 million in Company stock and $0.2 million in deferred contingent consideration. The deferred contingent consideration has an earnout potential between zero and $0.6 million. The acquisitions were accounted for under purchase accounting and are included in the Company's consolidated financial statements since the date of the acquisitions. The Company preliminarily recorded $10.4 million in intangible assets related to tradenames and customer lists and $19.9 million in goodwill related to these acquisitions. The amount recorded for the intangible assets and goodwill is subject to possible adjustment when the valuation of Classic Journeys is finalized.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest

The Company has controlling interests in its Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys consolidated subsidiaries. The noncontrolling interests are subject to put/call agreements. The put options enable the minority holders, but do not obligate them, to sell the remaining interests to the Company. The Company has call options which enable it, but does not obligate it, to acquire the remaining interests in the subsidiaries, subject to certain dates, expirations and similar redemption value purchase measurements as the put options.

Since the redemption of the noncontrolling interests are not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, as such solely due to the passage of time, the redeemable noncontrollable interest should be adjusted to the redemption value via one of two measurement methods. The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the redemption value of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the redemption value of the noncontrolling interest, are treated as a decrease to net income available to common stockholders.

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended March 31,
(In thousands)	2022	2021
	(unaudited)
Beginning balance	$10,626	$7,494
Net loss attributable to noncontrolling interest	(427)	(619)
Acquired businesses' noncontrolling interest	-	3,598
Redemption value adjustment of put option	4,259	-
Ending balance	$14,458	$10,473

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three months ended March 31, 2022 was $1.2 million and was $0.0 million for the three months ended March 31, 2021.

The royalty balance payable to National Geographic as of March 31, 2022 and December 31, 2021 was $1.5 and $0.9 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.2 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2022 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2022 (nine months)	$8,178
2023	10,156
Total	$18,334

NOTE 13—SEGMENT INFORMATION

The Company is primarily a specialty cruise and experiential travel operator with operations in two reportable segments, Lindblad and Land Experiences. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and contain information regarding the separate results of both segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three months ended March 31, 2022 and 2021, operating results for the Company’s reportable segments were as follows:

	For the three months ended March 31,
	2022	2021	Change	%
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$50,274	$484	$49,790	NM
Land Experiences	17,572	1,296	16,276	NM
Total tour revenues	$67,846	$1,780	$66,066	NM
Operating loss:
Lindblad	$(33,569)	$(27,296)	$(6,273)	(23)%
Land Experiences	(676)	(3,770)	3,094	82%
Total operating loss	$(34,245)	$(31,066)	$(3,179)	(10)%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2022	2021	Change	%
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad	$10,741	$7,867	$2,874	37%
Land Experiences	437	382	55	14%
Total depreciation and amortization	$11,178	$8,249	$2,929	36%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of March 31, 2022	As of December 31, 2021
Total Assets:	(unaudited)
Lindblad	$714,926	$724,873
Land Experiences	125,709	102,618
Total assets	$840,635	$827,491

Intangibles, net:
Lindblad	$1,746	$1,874
Land Experiences	11,084	11,361
Total intangibles, net	$12,830	$13,235

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

For the three months ended March 31, 2022 and 2021, there was $1.6 million and $0.0 million, respectively, in intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus and the Russia-Ukraine conflict;

●

the impacts of the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth, fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel;

●	adverse publicity regarding the cruise industry in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	loss of business due to competition;

●	the result of future financing efforts;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	our common stock ranks junior to our Series A Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding up our affairs; and

●	those risks discussed herein and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022(the “2021 Annual Report”).

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

We currently operate a fleet of ten owned expedition ships and operate five seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to the Arctic, Antarctic, the Galápagos Islands, Alaska, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests are able to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

We operate land-based nature adventure travel expeditions around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet’s wild destinations and the animals and people who live there.

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

Classic Journeys, LLC (“Classic Journeys”) offers highly curated active small-group and private custom journeys centered around cinematic walks led by expert local guides in over 50 countries around the world. These walking tours are highlighted by luxury boutique accommodations and handcrafted itineraries that immerse guests into the history and culture of the places they are exploring and the people who live there.

We operate two segments including the Lindblad segment, which consists of the operations of our Lindblad brand, and the Land Experiences segment, consisting of our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands.

2022 First Quarter Highlights

During the first quarter of 2022 the Company continued to ramp its operations, providing expeditions to guests on nine of its ten owned vessels including trips to Antarctica, Baja California’s Sea of Cortez, Bahamas, Belize, Costa Rica and Panama, and the Galápagos.

On February 4, 2022, we issued $360.0 million of 6.75% senior secured notes due 2027 and entered into a new $45.0 million revolving credit facility, which remains undrawn and matures February 2027. We used the proceeds from the notes to prepay in full all outstanding borrowings under our prior term loan, including the Main Street Loan, and revolving credit facility, and paid all related premiums, terminating in full our existing credit agreement and the commitments thereunder.

On February 25, 2022, our cupos necessary for tours in the Galápagos Islands were contractually renewed for a 20-year period.

Ramp of Fleet Operations and COVID-19 Business Update

During the first quarter of 2022, we continued to ramp up our operations, providing expeditions to guests on nine of our ten owned vessels including trips to Antarctica, Baja California’s Sea of Cortez, Bahamas, Belize, Costa Rica and Panama, and the Galápagos. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we had previously suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021. Travel restrictions related to COVID-19 have diminished dramatically and we continue to work with local authorities on plans to operate itineraries in additional geographies during 2022 and 2023. Where travel restrictions remain, which now also includes a limited number of itineraries impacted by the Russia-Ukraine conflict, we work with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable.

We believe there are a variety of strategic advantages that enable us to deploy our ships safely and quickly, while mitigating the risk of COVID-19 as travel restrictions are lifted. The most notable is the size of our owned and operated vessels which range from 48 to 148 passengers, allowing for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships also allows us to efficiently and effectively test our guests and crew prior to boarding, or as otherwise needed. Additionally, all guests age five and older, crew and staff are required to be fully vaccinated and the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

Bookings Trends

We have substantial advanced reservations for future travel despite some continued impact from the COVID-19 virus, including elevated cancellations and softness in near-term demand, as well as some impact related to itinerary changes due to the Russia-Ukraine conflict. Bookings for the second half of 2022 are 50% ahead of the bookings for the second half of 2019 at the same point three years ago and 32% ahead of the bookings for 2020 two years ago.

Balance Sheet and Liquidity

As of March 31, 2022, we had $154.8 million in unrestricted cash and $30.0 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves. Our total debt position was $584.1 million, and we were in compliance with all of our debt covenants currently in effect.

As we continue to ramp operations, our monthly cash usage will increase as we incur costs in operating expeditions, preparing additional ships for return to service, spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2022 and 2021;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands)	2022	2021	Change	%
Tour revenues	$67,846	$1,780	$66,066	NM

Cost of tours	57,947	8,279	49,668	NM
General and administrative	20,637	13,812	6,825	49%
Selling and marketing	12,329	2,506	9,823	NM
Depreciation and amortization	11,178	8,249	2,929	36%
Operating loss	$(34,245)	$(31,066)	$(3,179)	10%
Net loss	$(42,148)	$(33,863)	$(8,285)	24%
Undistributed loss per share available to stockholders:
Basic	$(0.85)	$(0.66)	$(0.19)
Diluted	$(0.85)	$(0.66)	$(0.19)

Comparison of the Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021 - Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2022 increased $66.1 million, to $67.8 million, compared to $1.8 million for the three months ended March 31, 2021. The Lindblad segment tour revenues increased by $49.8 million and the Land Experiences segment increased $16.3 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes a full quarter of results for Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

Cost of Tours

Total cost of tours for the three months ended March 31, 2022 increased $49.7 million, to $57.9 million compared to $8.3 million for the three months ended March 31, 2021. The Lindblad segment cost of tours increased by $40.0 million and the Land Experiences segment increased $9.7 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes a full quarter of results for Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 increased $6.8 million, or 49%, to $20.6 million, compared to $13.8 million for the three months ended March 31, 2021. At the Lindblad segment, general and administrative expenses increased $4.6 million from the prior year period primarily due to higher personnel costs associated with the ramp in operations and higher credit card commissions due to the strong booking environment and increased stock-based compensation expense. At the Land Experiences segment, general and administrative expenses increased $2.2 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of a full quarter of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2022 increased $9.8 million to $12.3 million, compared to $2.5 million for the three months ended March 31, 2021. At the Lindblad segment, selling and marketing expenses increased $8.6 million primarily due to higher commissions related to the ramp in operations and increased advertising spend to drive future growth. At the Land Experiences segment, selling and marketing expenses increased $1.2 million, primarily due to increased marketing spend associated with the ramp up in operations and the inclusion of the results of Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2022 increased $2.9 million, or 36%, to $11.2 million, compared to $8.2 million for the three months ended March 31, 2021, primarily due to depreciation for the National Geographic Resolution placed into service in September 2021, depreciation of technology assets placed into service to support our digital initiatives, accelerated depreciation for the National Geographic Islander, which will be replaced later in 2022, and the amortization of acquired intangibles.

Other Income (Expense)

Other expenses for the three months ended March 31, 2022, increased $2.5 million to $8.1 million from $5.6 million for the three months ended March 31, 2021, primarily due to the following:

●	A $3.0 million increase in interest expense, net to $8.7 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal and higher rates on our debt facilities.

●

A net gain of $0.6 million primarily due to recognition of $11.6 million in other income related to expenses covered under the CERTS grant received in 2021, partially offset by the write-off of $9.0 million of deferred financing costs and $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility.

Results of Operations – Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2022	2021	Change	%
Tour revenues:
Lindblad	$50,274	$484	$49,790	NM
Land Experiences	17,572	1,296	16,276	NM
Total tour revenues	$67,846	$1,780	$66,066	NM
Operating loss:
Lindblad	$(33,569)	$(27,296)	$(6,273)	(23)%
Land Experiences	(676)	(3,770)	3,094	82%
Total operating (loss) income	$(34,245)	$(31,066)	$(3,179)	(10)%
Adjusted EBITDA:
Lindblad	$(20,981)	$(17,952)	$(3,029)	17%
Land Experiences	(239)	(2,868)	2,629	92%
Total adjusted EBITDA	$(21,220)	$(20,820)	$(400)	(2)%

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2022 increased $49.8 million to $50.3 million, compared to $0.5 million for the three months ended March 31, 2021. The increase was a result of the ramp in expeditions compared with cancelling, disrupting and rescheduling all expeditions due to COVID-19 in the first quarter of 2021.

Operating Loss

Operating loss increased $6.3 million to $33.6 million for the three months ended March 31, 2022 compared to an operating loss of $27.3 million for the three months ended March 31, 2021 as the increase in tour revenues was more than offset primarily by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and higher marketing costs to drive future growth.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2022 increased $16.3 million to $17.6 million compared to $1.3 million for the three months ended March 31, 2021, primarily as a result of operating additional trips during the first quarter 2022 and the inclusion of a full quarter of results for Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

Operating Loss

Operating loss improved by $3.1 million to a loss of $0.7 million for the three months ended March 31, 2022, compared to an operating loss of $3.8 million for the three months ended March 31, 2021. The lower operating loss was primarily a result of operating additional trips during the first quarter of 2022 and the inclusion of a full quarter of results for Off the Beaten Path and DuVine, which were acquired during the first quarter of 2021, and Classic Journeys which was acquired during the fourth quarter of 2021.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA for the three months ended March 31, 2022 and 2021. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended March 31,
(In thousands)	2022	2021
Net loss	$(42,148)	$(33,863)
Interest expense, net	8,715	5,669
Income tax benefit	(149)	(2,801)
Depreciation and amortization	11,178	8,249
Gain on foreign currency	(130)	(70)
Other income	(533)	(1)
Stock-based compensation	1,828	1,611
Other	19	386
Adjusted EBITDA	$(21,220)	$(20,820)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

Lindblad Segment	For the three months ended March 31,
(In thousands)	2022	2021
Operating loss	$(33,569)	$(27,296)
Depreciation and amortization	10,741	7,867
Stock-based compensation	1,828	1,477
Other	19	-
Adjusted EBITDA	$(20,981)	$(17,952)

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2022	2021
Operating loss	$(676)	$(3,770)
Depreciation and amortization	437	382
Stock-based compensation	-	134
Other	-	386
Adjusted EBITDA	$(239)	$(2,868)

Guest Metrics – Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Available Guest Nights	48,546	-
Guest Nights Sold	32,184	-
Occupancy	66%	-
Maximum Guests	5,414	-
Number of Guests	3,661	-
Voyages	83	-

The following table shows the calculations of Gross and Net Yield for the three months ended March 31, 2022 and 2021. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2022	2021
Guest ticket revenues	$45,502	$-
Other tour revenue	4,772	484
Tour Revenues	50,274	484
Less: Commissions	(4,405)	(29)
Less: Other tour expenses	(9,989)	(634)
Net Yield	$35,880	$(179)
Available Guest Nights	48,546	-
Gross Yield per Available Guest Night	$1,036	NM
Net Yield per Available Guest Night	739	NM

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2022	2021
Operating loss	$(33,569)	$(27,296)
Cost of tours	47,571	7,604
General and administrative	15,248	10,613
Selling and marketing	10,283	1,696
Depreciation and amortization	10,741	7,867
Less: Commissions	(4,405)	(29)
Less: Other tour expenses	(9,989)	(634)
Net Yield	$35,880	$(179)

The following table shows the calculations of Gross and Net Cruise Costs for the three months ended March 31, 2022 and 2021:

Calculation of Gross and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2022	2021
Cost of tours	$47,571	$7,604
Plus: Selling and marketing	10,283	1,696
Plus: General and administrative	15,248	10,613
Gross Cruise Cost	73,102	19,913
Less: Commissions	(4,405)	(29)
Less: Other tour expenses	(9,989)	(634)
Net Cruise Cost	58,708	19,250
Less: Fuel Expense	(5,924)	(512)
Net Cruise Cost Excluding Fuel	52,784	18,738
Non-GAAP Adjustments:
Stock-based compensation	(1,828)	(1,477)
Other	(19)	-
Adjusted Net Cruise Cost Excluding Fuel	$50,937	$17,261
Adjusted Net Cruise Cost	$56,861	$17,773
Available Guest Nights	48,546	-
Gross Cruise Cost per Available Guest Night	$1,506	NM
Net Cruise Cost per Available Guest Night	1,209	NM
Net Cruise Cost Excluding Fuel per Available Guest Night	1,087	NM
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,049	NM
Adjusted Net Cruise Cost per Available Guest Night	1,171	NM

Liquidity and Capital Resources

The COVID-19 pandemic has had a material negative impact on our operations and financial results and, while we have substantially resumed operations, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future.

As of March 31, 2022, we had approximately $584.1 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to ramp as we currently expect.

As we continue to ramp up operations, our monthly cash usage will increase as we incur costs in operating additional expeditions and trips, prepare additional ships for return to service, and spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions and trips, as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Sources and Uses of Cash for the three Months Ended March 31, 2022 and 2021

Net cash provided by operating activities was $5.2 million in 2022 compared to net cash used in operating activities of $6.9 million in 2021. The $12.1 million increase is primarily due to the ramp in operations and guest final payments and deposits for upcoming expeditions and trips, partially offset by the costs of operations.

Net cash used in investing activities was $7.5 million in 2022 compared to $10.7 million in 2021 as increased capital expenditures primarily from routine vessel maintenance across the fleet and renovations to the National Geographic Islander II ahead of its launch later this year was more than offset by the net cash used in 2021 for the acquisitions of Off the Beaten Path and DuVine.

Net cash provided by financing activities was $14.5 million in 2022 compared to net cash used in financing activities in 2021 of $0.5 million primarily due to the issuance of new senior secured notes which were used to repay the prior credit agreement, including the term facility, including the Main Street Loan and the revolving facility.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022 and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2022. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority  pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the Notes.

New Revolving Credit Facility

On February 4, 2022, we entered into a new senior secured revolving credit facility (the “New Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the New Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the New Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread.

The New Revolving Credit Facility contains customary affirmative and negative covenants, as well as financial covenants and event of default provisions.

Senior Secured Credit Agreements

Our first senior secured credit agreement (the “First Export Credit Agreement”) made available a loan for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, we borrowed $107.7 million under the First Export Credit Agreement for the final contracted payment of the National Geographic Endurance.

Our second senior secured credit agreement (the “Second Export Credit Agreement”) made available a loan for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the National Geographic Resolution. We borrowed $122.8 million under the Second Export Credit Agreement, drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021, with the ship delivered in September 2021.

During June 2021, we amended our export credit agreements to, among other things, extend the deferral of scheduled amortization payments of the First Export Credit Agreement through December 2021 in the aggregate amount of $15.7 million, extend the waiver of the total leverage ratio covenant through March 31, 2022, increase interest rate spreads of the export credit agreements by 50 basis points and annualize EBITDA used in the covenant calculations through December 31, 2022. The deferred principal payments will amortize quarterly over three years starting March 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. We were in compliance with our covenants in effect as of March 31, 2022.

The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 4.33% over the borrowing period covering March 31, 2022. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 4.43% over the borrowing period covering March 31, 2022.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of March 31, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

Our Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an annual interest rate of 4.77%.

Our Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 3.45% as of March 31, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2022, 80,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of March 31, 2022, we had a working capital deficit of $89.1 million, and as of December 31, 2021, we had a working capital deficit of $79.1 million.

Critical Accounting Policies

For a detailed discussion of the Critical Accounting Policies, please see our 2021 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2021 Annual Report.

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. Based on our March 31, 2022 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.3 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of March 31, 2022, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of March 31, 2022.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2021 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

Stock and Warrant Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. During March 2020, the Repurchase Plan was suspended due to the uncertain impact of the COVID-19 pandemic, and it remains suspended due to restrictions related to the Main Street Expanded Loan Facility program places restrictions on stock repurchases. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2022.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2022	387	$15.35	$-	$11,974,787
February 1 through February 28, 2022	-	-	-	11,974,787
March 1 through March 31, 2022	38,238	15.11	-	11,974,787
Total	38,625		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2022.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer