Form 10-Q/A
period 2022-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2022-07-20
CIK 1512499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Lindblad Expeditions Holdings, Inc. (the “Company”) for the period ended March 31, 2022, originally filed with the Securities and Exchange Commission on May 4, 2022 (the “Form 10-Q”), is to correct the wording of Part I, Item 4. Controls and Procedures.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains currently dated certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of such certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 4, the exhibit index, the signature page and the certifications. No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1                       Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                       Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104                        Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2022.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer