Form 10-Q
period 2022-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2022-08-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, 53,064,376 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2022

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$126,904	$150,753
Restricted cash	48,831	21,940
Marine operating supplies	9,892	8,275
Inventories	2,337	2,278
Prepaid expenses and other current assets	45,936	27,094
Total current assets	233,900	210,340

Property and equipment, net	544,746	542,418
Goodwill	42,017	42,017
Intangibles, net	12,123	13,235
Deferred tax asset	8,736	7,609
Right-to-use lease assets	3,764	4,402
Other long-term assets	4,020	7,470
Total assets	$849,306	$827,491

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$270,985	$212,598
Accounts payable and accrued expenses	61,224	49,252
Lease liabilities - current	1,556	1,553
Long-term debt - current	24,081	26,061
Total current liabilities	357,846	289,464

Long-term debt, less current portion	539,872	518,658
Lease liabilities	2,517	3,178
Other long-term liabilities	302	247
Total liabilities	900,537	811,547

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 and 80,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	67,052	83,901
Redeemable noncontrolling interests	19,595	10,626
	86,647	94,527

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 and 80,000 Series A shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,064,077 and 50,800,786 issued, 53,018,837 and 50,755,546 outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	80,812	58,485
Accumulated deficit	(218,695)	(136,439)
Accumulated other comprehensive loss	-	(634)
Total stockholders' deficit	(137,878)	(78,583)
Total liabilities, mezzanine equity and stockholders' deficit	$849,306	$827,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Tour revenues	$90,910	$15,266	$158,756	$17,047

Operating expenses:
Cost of tours	62,499	19,391	120,447	27,670
General and administrative	23,710	15,288	44,347	29,100
Selling and marketing	12,839	4,962	25,168	7,467
Depreciation and amortization	11,176	8,213	22,354	16,462
Total operating expenses	110,224	47,854	212,316	80,699

Operating loss	(19,314)	(32,588)	(53,560)	(63,652)

Other (expense) income:
Interest expense, net	(9,416)	(5,705)	(18,130)	(11,374)
(Loss) gain on foreign currency	(676)	199	(546)	269
Other (expense) income	(116)	2	417	4
Total other expense	(10,208)	(5,504)	(18,259)	(11,101)

Loss before income taxes	(29,522)	(38,092)	(71,819)	(74,753)
Income tax benefit	(964)	(2,357)	(1,113)	(5,158)

Net loss	(28,558)	(35,735)	(70,706)	(69,595)
Net income (loss) attributable to noncontrolling interest	198	(437)	(229)	(1,056)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(28,756)	(35,298)	(70,477)	(68,539)
Series A redeemable convertible preferred stock dividend	1,283	1,318	2,581	2,622

Net loss available to stockholders	$(30,039)	$(36,616)	$(73,058)	$(71,161)

Weighted average shares outstanding
Basic	51,195,280	50,064,152	50,976,203	49,964,693
Diluted	51,195,280	50,064,152	50,976,203	49,964,693

Undistributed loss per share available to stockholders:
Basic	$(0.59)	$(0.71)	$(1.43)	$(1.38)
Diluted	$(0.59)	$(0.71)	$(1.43)	$(1.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net loss	$(28,558)	$(35,735)	$(70,706)	$(69,595)
Other comprehensive income:
Cash flow hedges:
Net unrealized income	-	50	-	544
Reclassification adjustment, net of tax	-	115	634	115
Total other comprehensive income	-	165	634	659
Total comprehensive loss	(28,558)	(35,570)	(70,072)	(68,936)
Less: comprehensive income (loss) attributive to non-controlling interest	198	(437)	(229)	(1,056)
Comprehensive loss attributable to stockholders	$(28,756)	$(35,133)	$(69,843)	$(67,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of March 31, 2022	50,933,471	$5	$60,307	$(183,717)	$-	$(123,405)
Stock-based compensation	-	-	1,823	-	-	1,823
Net activity related to equity compensation plans	21,045	-	(747)	-	-	(747)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Redeemable noncontrolling interest	-	-	-	(4,939)	-	(4,939)
Series A preferred stock dividend	-	-	-	(1,283)	-	(1,283)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(28,756)	-	(28,756)
Balance as of June 30, 2022	53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	3,651	-	-	3,651
Net activity related to equity compensation plans	153,730	-	(753)	-	-	(753)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(9,198)	-	(9,198)
Series A preferred stock dividend	-	-	-	(2,581)	-	(2,581)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(70,477)	-	(70,477)
Balance as of June 30, 2022	53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of March 31, 2021	50,126,926	$5	$51,367	$(46,117)	$(1,108)	$4,147
Stock-based compensation	-	-	1,129	-	-	1,129
Net activity related to equity compensation plans	12,905	-	(1,719)	-	-	(1,719)
Other comprehensive income, net	-	-	-	-	165	165
Series A preferred shares dividend	-	-	-	(1,318)	-	(1,318)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(35,298)	-	(35,298)
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	(1,602)	$34,958
Stock-based compensation	-	-	2,606	-	-	2,606
Net activity related to equity compensation plans	152,017	-	(1,726)	-	-	(1,726)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	659	659
Series A preferred shares dividend	-	-		(2,622)	-	(2,622)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(68,539)	-	(68,539)
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(70,706)	$(69,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,354	16,462
Amortization of deferred financing costs and other, net	1,313	1,525
Amortization of right-to-use lease assets	(20)	2
Stock-based compensation	3,651	2,740
Deferred income taxes	(1,128)	(5,158)
Change in fair value of contingent acquisition consideration	56	-
Loss (gain) on foreign currency	546	(269)
Write-off of unamortized issuance costs related to debt refinancing	9,004	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	(1,676)	(819)
Prepaid expenses and other current assets	(19,388)	(9,643)
Unearned passenger revenues	58,387	76,747
Other long-term assets	3,431	862
Other long-term liabilities	845	3,336
Accounts payable and accrued expenses	11,971	5,648
Net cash provided by operating activities	18,640	21,838

Cash Flows From Investing Activities
Purchases of property and equipment	(23,550)	(25,239)
Acquisition (net of cash acquired)	-	(7,177)
Net cash used in investing activities	(23,550)	(32,416)

Cash Flows From Financing Activities
Proceeds from long-term debt	360,000	15,484
Repayments of long-term debt	(340,491)	(1,014)
Payment of deferred financing costs	(10,804)	(3,135)
Repurchase under stock-based compensation plans and related tax impacts	(753)	(1,726)
Net cash provided by financing activities	7,952	9,609
Net increase (decrease) in cash, cash equivalents and restricted cash	3,042	(969)
Cash, cash equivalents and restricted cash at beginning of period	172,693	204,515

Cash, cash equivalents and restricted cash at end of period	$175,735	$203,546

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$6,204	$8,571
Income taxes	124	1
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$2,581	$2,622
Value of shares issued for acquisition	-	1,770

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

●

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that feature wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best, such as polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

●

DuVine specializes in luxury cycling and adventure tours around the world, providing immersive cultural and culinary experiences through thoughtfully designed itineraries led by expert local guides. Offerings primarily include tours throughout Europe, the United States and South America. Examples of DuVine’s tours include cycling and culinary tours throughout the Bordeaux and Burgundy wine making regions, Tuscan truffle, porcini and chestnut harvest regions, Napa and Sonoma wine making regions and lakes and volcanos throughout Patagonia. DuVine’s trips include top-quality gear and support and are tailored to riders of all abilities with an emphasis on exceptional food and wine experiences, along with boutique accommodations.

●

Off the Beaten Path provides active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout United States (“U.S.”) National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path’s small-group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific, such as hiking through the Dolomites, family adventures in Patagonia’s Lake District and experiencing the culture of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity led by experienced, friendly guides.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (the “2021 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2021 Annual Report.

Ramp of Fleet Operations and COVID-19 Business Update

The Company continued to ramp its operations during the second quarter of 2022, providing immersive expeditions across all ten of its owned vessels including trips to Alaska, the Arctic, the Galápagos Islands, Iceland, Norway and the Baltic and North Seas. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company suspended or rescheduled the majority of its expeditions departing between March 16, 2020 through May 31, 2021. Travel restrictions related to COVID-19 have diminished dramatically, and the Company continues to work with local authorities on plans to operate itineraries in additional geographies during the second half of 2022 and in 2023. Where travel restrictions remain, which also includes a limited number of itineraries impacted by the Russia-Ukraine conflict, the Company is adjusting itineraries where possible, and working with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable.

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

Balance Sheet and Liquidity

As of June 30, 2022, the Company had $126.9 million in unrestricted cash and $48.8 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of June 30, 2022, the Company had a total debt position of $578.2 million and was in compliance with all of its debt covenants in effect. The Company estimates that it will be in compliance with all applicable covenants over the next 12 months.

During May 2022, the Company further amended its senior secured export credit agreements to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred net losses from operations, therefore basic and diluted net loss per share are the same for each period. For the three and six months ended June 30, 2022, approximately 0.8 million restricted shares, 1.4 million shares issuable upon exercise of options and 7.3 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive. For the three and six months ended June 30, 2021, 0.8 million restricted shares, 1.5 million shares issuable upon exercise of options and 9.4 million common shares issuable upon conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive.

For the three and six months ended June 30, 2022 and 2021, the Company calculated earnings (loss) per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(28,756)	$(35,298)	$(70,477)	$(68,539)
Series A redeemable convertible preferred stock dividend	1,283	1,318	2,581	2,622
Undistributed loss available to stockholders	$(30,039)	$(36,616)	$(73,058)	$(71,161)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	51,195,280	50,064,152	50,976,203	49,964,693
Total weighted average shares outstanding, diluted	51,195,280	50,064,152	50,976,203	49,964,693

Undistributed loss per share available to stockholders:
Basic	$(0.59)	$(0.71)	$(1.43)	$(1.38)
Diluted	$(0.59)	$(0.71)	$(1.43)	$(1.38)

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

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2021	$147,783
Recognized in tour revenues during the period	(157,900)
Additional contract liabilities in period	191,989
Balance as of June 30, 2022	$181,871

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	48%	59%	46%	58%
National Geographic	18%	11%	17%	10%
Agencies	21%	19%	20%	19%
Affinity	3%	2%	7%	2%
Guest ticket revenue	90%	91%	90%	89%
Other tour revenue	10%	9%	10%	11%
Tour revenues	100%	100%	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the six months ended June 30,
	2022	2021
(In thousands)	(unaudited)
Cash and cash equivalents	$126,904	$160,081
Restricted cash	48,831	43,465
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$175,735	$203,546

Restricted cash consists of the following:

	As of June 30, 2022	As of December 31, 2021
(In thousands)	(unaudited)
Credit card processor reserves	$21,285	$10,536
Federal Maritime Commission escrow	25,918	9,814
Certificates of deposit and other restricted securities	1,628	1,590
Total restricted cash	$48,831	$21,940

As of June 30, 2022 and December 31, 2021, prepaid tour expenses of $25.8 million and $10.3 million, respectively, is the only item of prepaid expenses and other current assets in excess of 5% of current assets.

As of June 30, 2022 and December 31, 2021, accounts payable of $17.8 million and $9.7 million, respectively, is the only item of accounts payable and accrued expenses in excess of 5% of current liabilities.

In 2021, the Company received a $27.0 million grant under the CERTS Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds was required to be for payroll costs, though grants could be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company had accounted for the grant as a current liability on its balance sheet, as any amounts not appropriately used within one year of the grant date would have to be returned to the U.S. Treasury and, as permitted expenses for the grant were incurred the corresponding amounts were recognized in other income on the income statement. During the three months ended March 31, 2022, the Company recognized the remaining $11.6 million of the CERTS grant in other income for permitted payroll costs and ship operating expenses, and as of June 30, 2022, has no further liability recorded for the grant.

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other current assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended June 30, 2022. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that  may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the six months ended June 30, 2022. The following is a rollforward of the loan receivable balance:

Loan Receivable
(In thousands)	(unaudited)
Balance as of December 31, 2021	$3,964
Accrued interest	72
Amortization of deferred costs	(19)
Balance as of June 30, 2022	$4,017

NOTE 5—LONG-TERM DEBT

	As of June 30, 2022			As of December 31, 2021
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	(9,989)	$350,011	$-	$-	$-
First Export Credit Agreement	101,244	(1,960)	99,284	107,695	(2,090)	105,605
Second Export Credit Agreement	115,163	(2,340)	112,823	120,281	(2,473)	117,808
Note payable	842	-	842	842	-	842
Other	993	-	993	1,034	-	1,034
Credit Facility	-	-	-	284,170	(9,050)	275,120
Revolving Facility	-	-	-	44,500	(190)	44,310
Total long-term debt	578,242	(14,289)	563,953	558,522	(13,803)	544,719
Less current portion	(24,081)	-	(24,081)	(26,061)	-	(26,061)
Total long-term debt, non-current	$554,161	$(14,289)	$539,872	$532,461	$(13,803)	$518,658

For the three and six months ended June 30, 2022, deferred financing costs charged to interest expense was $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2021, deferred financing costs charged to interest expense was $0.8 million and $1.5 million, respectively. During the three months ended March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022, and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2022. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict the Company’s ability, and the ability of the Company’s restricted subsidiaries, to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the Notes.

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

Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) making available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, delivered in March 2020. In June 2021, the Company amended its First Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its First Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 5.22% over the borrowing period covering June 30, 2022.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), to make available to the Company and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021, and borrowed $122.8 million under the Second Export Credit Agreement. In June 2021, the Company amended its Second Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its Second Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 5.56% over the borrowing period covering June 30, 2022.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of June 30, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an interest rate of 4.77% annually.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest was not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 4.79% as of June 30, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Covenants

The Company’s Notes, New Revolving Credit Facility, First Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. The net leverage ratio covenant of the Company’s First Export Credit Agreement and Second Export Credit Agreement have been waived through December 31, 2022. The Company was in compliance with its covenants in effect as of June 30, 2022 and estimates that it will be in compliance for the next 12 months.

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

The Company recorded the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassified these amounts into earnings in the period during which the hedged transaction was recognized. Any changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The Company reclassified $0.6 million from other comprehensive income (loss) to earnings for the period ended March 31, 2022 due to the termination of a cash flow hedge relationship between the Company’s interest rate caps and the Company’s underlying corporate variable rate debt, which was repaid during February 2022.

The Company held the following derivative instruments with absolute notional values as of June 30, 2022:

(In thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	13,872

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2022		As of December 31, 2021
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$9	$-
Total	$-	$-	$9	$-
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$346	$-	$-	$-
Foreign exchange forward (b)	119	-	664	-
Total	$465	$-	$664	$-
(a)	Recorded in other current assets.
(b)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$(86)	$-	$(163)
Foreign exchange forward (b)	-	(79)	-	(496)

Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	154	-	(297)	-
Foreign exchange forward (c)	(676)	-	(546)	(80)
Total	$(522)	$(165)	$(843)	$(739)
(a)

For the three months ended June 30, 2022 recognized as income in interest expense, net. For the six months ended June 30, 2022, $0.3 million was recognized as income in interest expense, net and $0.6 million was reclassified from other comprehensive income (loss) to interest expense, net. For the three and six months ended  June 30, 2021, recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)

For the three and six months ended  June 30, 2021, $0.1 million was recognized as a loss on foreign currency in the condensed consolidated statements of income, and a $0.0 million and a $0.4 million gain, respectively, was recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(c)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

In connection with the acquisition of Classic Journeys, the purchase agreement includes a contingent consideration earnout, see Note 11—Acquisitions, which is required to be recorded at fair value at each period. The possible contingent acquisition consideration earnout is either zero or $0.6 million, depending on the achievement of certain average annual net profits targets for the years ended December 31, 2022 and 2023 by the acquired operation. As of June 30, 2022, the contingent liability had a value of $0.3 million using a Level 3 valuation method, which was recorded in other long-term liabilities.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt to be $483.6 million as of June 30, 2022, based on the terms of the agreements and comparable market data as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock and Warrant Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2022. The Repurchase Plan is suspended due to restrictions related to the Main Street Expanded Loan Facility program.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were approximately $2.1 million as of June 30, 2022, recorded as reduction to preferred stock on balance sheet. During the year ended December 31, 2021, 5,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 566,364 shares of the Company’s common stock. During the six months ended June 30, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 2,109,561 shares of the Company’s common stock. The Company recorded accrued dividends for Preferred Stock of $1.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into approximately 7.3 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in June 2021. As of June 30, 2022, approximately 3.7 million shares were available to be granted under the Plan.

As of June 30, 2022 and December 31, 2021, options to purchase an aggregate of 1.4 million and 1.5 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $15.10 and $10.30, respectively, were outstanding. As of June 30, 2022, 388,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.8 million and $3.7 million, during the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.7 million during the three and six months ended June 30, 2021, respectively.

2022 Long-Term Incentive Compensation

During the six months ended June 30, 2022, the Company granted 247,470 restricted stock units ("RSUs") with a weighted average grant price of $15.02. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the six months ended June 30, 2022, the Company awarded 56,209 market performance share units (“MSUs”) with a weighted average grant price of $15.08. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2025. The number of shares that will eventually be earned and vest may be more or less than the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2025.

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

NOTE 10—INCOME TAXES

As of June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and six months ended June 30, 2022 was a benefit of 3.3% and 1.5%, respectively, versus a benefit of 6.2% and 6.9% for the three and six months ended June 30, 2021, respectively, primarily due to the expected results for 2022 compared to the 2021 results due to the impact of the COVID-19 pandemic on the Company's operations.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Beginning balance	$14,458	$10,473	$10,626	$7,494
Net income (loss) attributable to noncontrolling interest	198	(437)	(229)	(1,056)
Redemption value adjustment of put option	4,939	-	9,198	-
Acquired businesses' noncontrolling interest	-	-	-	3,598
Ending balance	$19,595	$10,036	$19,595	$10,036

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and six months ended June 30, 2022 was $1.7 million and $2.9 million, respectively, and was $0.1 million for both the three and six months ended June 30, 2021.

The royalty balance payable to National Geographic as of June 30, 2022 and December 31, 2021 was $2.1 million and $0.9 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.0 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2022 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2022 (six months)	$4,961
2023	9,094
Total	$14,056

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the three and six months ended June 30, 2022 and 2021, operating results for the Company’s reportable segments were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
(In thousands)	(unaudited)				(unaudited)
Tour revenues:
Lindblad	$64,047	$6,680	$57,367	NM	$114,321	$7,164	$107,157	NM
Land Experiences	26,863	8,586	18,277	NM	44,435	9,883	34,552	NM
Total tour revenues	$90,910	$15,266	$75,644	NM	$158,756	$17,047	$141,709	NM
Operating loss:
Lindblad	$(19,670)	$(31,038)	$11,368	37%	$(53,239)	$(58,335)	$5,096	9%
Land Experiences	356	(1,550)	1,906	NM	(321)	(5,317)	4,996	94%
Total operating loss	$(19,314)	$(32,588)	$13,274	41%	$(53,560)	$(63,652)	$10,092	16%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
(In thousands)	(unaudited)				(unaudited)
Depreciation and amortization:
Lindblad	$10,257	$7,823	$2,434	31%	$20,998	$15,690	$5,308	34%
Land Experiences	919	390	529	136%	1,356	772	584	76%
Total depreciation and amortization	$11,176	$8,213	$2,963	36%	$22,354	$16,462	$5,892	36%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of June 30, 2022	As of December 31, 2021
Total Assets:	(unaudited)
Lindblad	$694,964	$724,873
Land Experiences	154,342	102,618
Total assets	$849,306	$827,491

Intangibles, net:
Lindblad	$1,724	$1,874
Land Experiences	10,399	11,361
Total intangibles, net	$12,123	$13,235

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

For the three and six months ended June 30, 2022 there was $2.0 million and $3.6 million, respectively, in intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and six months ended June 30, 2021, there was no intercompany tour revenues between the Lindblad and Land Experiences reportable segments.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus and/or the Russia-Ukraine conflict;

●

the impacts of the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth, fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel;

●	adverse publicity regarding the cruise industry in general;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationship with National Geographic;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	loss of business due to competition;

●	the result of future financing efforts;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	our common stock ranks junior to our Series A Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding up our affairs; and

●	those risks discussed herein and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “2021 Annual Report”).

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

We currently operate a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad Expeditions, LLC (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to the Arctic, Antarctic, the Galápagos Islands, Alaska, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests are able to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

2022 Highlights

During the second quarter 2022, all ten of our owned vessels were in operations, providing immersive expeditions to guests to Alaska, the Arctic, the Galápagos Islands, Iceland, Norway and the Baltic and North Seas.

During May 2022, we amended our senior secured credit agreements to, among other things, extend the waiver of the net leverage ratio covenant through December 31, 2022.

During February 2022, we issued $360.0 million of 6.75% senior secured notes due 2027 and entered into a new $45.0 million revolving credit facility, which remains undrawn and matures February 2027. We used the proceeds from the notes to prepay in full all outstanding borrowings under our prior term loan, including the Main Street Loan, and revolving credit facility, and paid all related premiums, terminating in full our existing credit agreement and the commitments thereunder.

During February 2022, our cupos necessary for tours in the Galápagos Islands were contractually renewed for a 20-year period.

Ramp of Fleet Operations and COVID-19 Business Update

During the second quarter of 2022, we continued to ramp up our operations, providing expeditions to guests on all ten owned vessels, including trips to Alaska, the Arctic, the Galápagos Islands, Iceland, Norway and the Baltic and North Seas. Due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021. Travel restrictions related to COVID-19 have diminished dramatically and we continue to work with local authorities on plans to operate itineraries in additional geographies during the second half of 2022 and in 2023. Where travel restrictions remain, which now also includes a limited number of itineraries impacted by the Russia-Ukraine conflict, we are adjusting itineraries where possible, and working with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable.

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

Bookings Trends

We have substantial advanced reservations for future travel despite some continued impact from the COVID-19 virus, including, but not limited to, elevated cancellations and softness in near-term demand, as well as some impact related to itinerary changes due to the Russia-Ukraine conflict. Bookings for 2023 are 26% ahead of the bookings for the full year 2020 at the same point in 2019, which was prior to the pandemic.

Balance Sheet and Liquidity

As of June 30, 2022, we had $126.9 million in unrestricted cash and $48.8 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

Our total debt position was $578.2 million, and we were in compliance with all of our debt covenants currently in effect.

As we continue to ramp operations, our monthly cash usage will increase as we incur costs in operating expeditions, including the impact of higher fuel costs and inflation, and spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and six months ended June 30, 2022 and 2021;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2022	2021	Change	%	2022	2021	Change	%
Tour revenues	$90,910	$15,266	$75,644	NM	$158,756	$17,047	$141,709	NM

Cost of tours	62,499	19,391	43,108	NM	120,447	27,670	92,777	NM
General and administrative	23,710	15,288	8,422	55%	44,347	29,100	15,247	52%
Selling and marketing	12,839	4,962	7,877	NM	25,168	7,467	17,701	NM
Depreciation and amortization	11,176	8,213	2,963	36%	22,354	16,462	5,892	36%
Operating loss	$(19,314)	$(32,588)	$13,274	41%	$(53,560)	$(63,652)	$10,092	16%
Net loss	$(28,558)	$(35,735)	$7,177	20%	$(70,706)	$(69,595)	$(1,111)	(2)%
Undistributed loss per share available to stockholders:
Basic	$(0.59)	$(0.71)	$0.12		$(1.43)	$(1.38)	$(0.05)
Diluted	$(0.59)	$(0.71)	$0.12		$(1.43)	$(1.38)	$(0.05)

Comparison of the Three and Six Months Ended June 30, 2022 to Three and Six Months Ended June 30, 2021 — Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2022 increased $75.6 million, to $90.9 million, compared to $15.3 million for the three months ended June 30, 2021. The Lindblad segment tour revenues increased by $57.3 million, and the Land Experiences segment increased $18.3 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes the results for Classic Journeys for 2022, which was acquired in the fourth quarter of 2021.

Tour revenues for the six months ended June 30, 2022 increased $141.7 million, to $158.7 million, compared to $17.0 million for the six months ended June 30, 2021. The Lindblad segment tour revenues increased by $107.1 million, and the Land Experiences segment increased $34.6 million, primarily due to the ramp of expeditions and trips. For 2022, the Land Experiences segment also includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired during the fourth quarter of 2021.

Cost of Tours

Total cost of tours for the three months ended June 30, 2022 increased $43.1 million, to $62.5 million, compared to $19.4 million for the three months ended June 30, 2021. The Lindblad segment cost of tours increased by $31.5 million, and the Land Experiences segment increased $11.6 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes the results for Classic Journeys for 2022, which was acquired in the fourth quarter of 2021.

Total cost of tours for the six months ended June 30, 2022 increased $92.7 million, to $120.4 million, compared to $27.7 million for the six months ended June 30, 2021. The Lindblad segment cost of tours increased by $71.4 million, and the Land Experiences segment increased $21.3 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 increased $8.4 million, or 55%, to $23.7 million, compared to $15.3 million for the three months ended June 30, 2021. At the Lindblad segment, general and administrative expenses increased $4.9 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations, increased stock-based compensation expense and higher credit card commissions due to the strong booking environment. At the Land Experiences segment, general and administrative expenses increased $3.5 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of results for Classic Journeys, which was acquired in the fourth quarter of 2021.

General and administrative expenses for the six months ended June 30, 2022 increased $15.2 million, or 52%, to $44.3 million, compared to $29.1 million for the six months ended June 30, 2021. At the Lindblad segment, general and administrative expenses increased $9.5 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations, increased credit card commissions due to the strong booking environment and higher stock-based compensation expense. At the Land Experiences segment, general and administrative expenses increased $5.7 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2022 increased $7.8 million to $12.8 million, compared to $5.0 million for the three months ended June 30, 2021. At the Lindblad segment, selling and marketing expenses increased $7.1 million, primarily due to higher commissions related to the ramp in operations and increased advertising spend to drive future growth. At the Land Experiences segment, selling and marketing expenses increased $0.7 million, primarily due to increased marketing spend associated with the ramp up in operations and the inclusion of results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Selling and marketing expenses for the six months ended June 30, 2022 increased $17.7 million to $25.2 million, compared to $7.5 million for the six months ended June 30, 2021. At the Lindblad segment, selling and marketing expenses increased $15.7 million, primarily due to higher commissions related to the ramp in operations and increased advertising spend to drive future growth. At the Land Experiences segment, selling and marketing expenses increased $2.0 million, primarily due to increased marketing spend associated with the ramp up in operations, and includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2022 increased $3.0 million, or 36%, to $11.2 million, compared to $8.2 million for the three months ended June 30, 2021, primarily due to depreciation for the National Geographic Resolution placed into service in September 2021, depreciation of technology assets placed into service to support our digital initiatives, accelerated depreciation for the National Geographic Islander, which will be replaced later in 2022, and the amortization of acquired intangibles.

Depreciation and amortization expenses for the six months ended June 30, 2022 increased $5.9 million, or 36%, to $22.4 million, compared to $16.5 million for the six months ended June 30, 2021, primarily due to depreciation for the National Geographic Resolution placed into service in September 2021, depreciation of technology assets placed into service to support our digital initiatives, accelerated depreciation for the National Geographic Islander, which will be replaced later in 2022, and the amortization of acquired intangibles.

Other Income (Expense)

Other expenses for the three months ended June 30, 2022, increased $4.7 million to $10.2 million from $5.5 million for the three months ended June 30, 2021, primarily due to the following:

●	A $3.7 million increase in interest expense, net to $9.4 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal on our notes as a result of the debt refinancing in February 2022 and higher rates across our debt facilities.

●	A net loss of $0.8 million primarily due to a loss on foreign currency translation.

Other expenses for the six months ended June 30, 2022, increased $7.2 million to $18.3 million from $11.1 million for the six months ended June 30, 2021, primarily due to the following:

●	A $6.8 million increase in interest expense, net to $18.1 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal on our notes as a result of the debt refinancing in February 2022 and higher rates across our debt facilities.

●

A net loss of $0.1 million primarily due to the write-off of $9.0 million of deferred financing costs and $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, and a $0.6 million loss on foreign currency translation, mostly offset by recognition of $11.6 million in other income related to expenses covered under the CERTS grant.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2022	2021	Change	%	2022	2021	Change	%
Tour revenues:
Lindblad	$64,047	$6,680	$57,367	NM	$114,321	$7,164	$107,157	NM
Land Experiences	26,863	8,586	18,277	NM	44,435	9,883	34,552	NM
Total tour revenues	$90,910	$15,266	$75,644	NM	$158,756	$17,047	$141,709	NM
Operating loss:
Lindblad	$(19,670)	$(31,038)	$11,368	37%	$(53,239)	$(58,335)	$5,096	9%
Land Experiences	356	(1,550)	1,906	NM	(321)	(5,317)	4,996	94%
Total operating loss	$(19,314)	$(32,588)	$13,274	41%	$(53,560)	$(63,652)	$10,092	16%
Adjusted EBITDA:
Lindblad	$(7,463)	$(21,832)	$14,369	66%	$(28,448)	$(39,785)	$11,337	28%
Land Experiences	1,271	(1,121)	2,392	NM	1,035	(3,985)	5,020	NM
Total adjusted EBITDA	$(6,192)	$(22,953)	$16,761	73%	$(27,413)	$(43,770)	$16,357	37%

Comparison of Three and Six Months Ended June 30, 2022 to Three and Six Months Ended June 30, 2021 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2022 increased $57.3 million to $64.0 million, compared to $6.7 million for the three months ended June 30, 2021. The increase in 2022 was a result of the ramp in expeditions compared with the second quarter of 2021.

Tour revenues for the six months ended June 30, 2022 increased $107.1 million to $114.3 million, compared to $7.2 million for the six months ended June 30, 2021. The increase in 2022 was a result of the ramp in expeditions compared with the six months ended June 30, 2021.

Operating Loss

Operating loss for the three months ended June 30, 2022 improved by $11.3 million to a loss of $19.7 million compared to a loss of $31.0 million for the three months ended June 30, 2021, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth, higher marketing costs to drive future growth and increased depreciation mainly from the delivery of the National Geographic Resolution.

Operating loss for the six months ended June 30, 2022 improved $5.1 million to a loss of $53.2 million compared to a loss of $58.3 million for the six months ended June 30, 2021, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth, higher marketing costs to drive future growth and increased depreciation mainly from the delivery of the National Geographic Resolution.

Comparison of Three and Six Months Ended June 30, 2022 to Three and Six Months Ended June 30, 2021 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2022 increased $18.3 million to $26.9 million compared to $8.6 million for the three months ended June 30, 2021, primarily as a result of operating additional trips during the second quarter 2022 and the inclusion of results for Classic Journeys in 2022, which was acquired in the fourth quarter of 2021.

Tour revenues for the six months ended June 30, 2022 increased $34.6 million to $44.5 million compared to $9.9 million for the six months ended June 30, 2021, primarily as a result of operating additional trips during 2022 and the inclusion of the full year-to-date period of results for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Operating Income (Loss)

Operating income of $0.4 million for the three months ended June 30, 2022, improved $1.9 million compared to an operating loss of $1.5 million for the three months ended June 30, 2021, primarily a result of operating additional trips during the second quarter of 2022.

Operating loss for the six months ended June 30, 2022 improved by $5.0 million to a loss of $0.3 million, compared to a loss of $5.3 million for the six months ended June 30, 2021. The lower operating loss was primarily a result of operating additional trips during 2022 and the inclusion of the full year-to-date period of results for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(28,558)	$(35,735)	$(70,706)	$(69,595)
Interest expense, net	9,416	5,705	18,130	11,374
Income tax benefit	(964)	(2,357)	(1,113)	(5,158)
Depreciation and amortization	11,176	8,213	22,354	16,462
Gain on foreign currency	676	(199)	546	(269)
Other income	116	(2)	(417)	(4)
Stock-based compensation	1,823	1,129	3,651	2,740
Other	123	293	142	680
Adjusted EBITDA	$(6,192)	$(22,953)	$(27,413)	$(43,770)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating loss	$(19,670)	$(31,038)	$(53,239)	$(58,335)
Depreciation and amortization	10,257	7,823	20,998	15,690
Stock-based compensation	1,823	1,129	3,651	2,606
Other	127	254	142	254
Adjusted EBITDA	$(7,463)	$(21,832)	$(28,448)	$(39,785)

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating income (loss)	$356	$(1,550)	$(321)	$(5,317)
Depreciation and amortization	919	390	1,356	772
Stock-based compensation	-	-	-	134
Other	(4)	39	-	426
Adjusted EBITDA	$1,271	$(1,121)	$1,035	$(3,985)

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Available Guest Nights	55,413	6,270	103,959	6,270
Guest Nights Sold	41,423	4,920	73,607	4,920
Occupancy	75%	78%	71%	78%
Maximum Guests	7,545	1,029	12,959	1,029
Number of Guests	5,770	818	9,423	818
Voyages	105	14	188	14

The following table shows the calculations of Gross and Net Yield for the three and six months ended June 30, 2022 and 2021. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2022	2021	2022	2021
Guest ticket revenues	$55,560	$5,762	$101,062	$5,762
Other tour revenue	8,487	918	13,259	1,402
Tour Revenues	64,047	6,680	114,321	7,164
Less: Commissions	(4,248)	(515)	(8,653)	(543)
Less: Other tour expenses	(5,006)	(432)	(14,995)	(1,066)
Net Yield	$54,793	$5,733	$90,673	$5,555
Available Guest Nights	55,413	6,270	103,959	6,270
Gross Yield per Available Guest Night	$1,156	$1,065	$1,100	$1,143
Net Yield per Available Guest Night	989	914	872	886

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating loss	$(19,670)	$(31,038)	$(53,239)	$(58,335)
Cost of tours	46,384	14,835	93,955	22,440
General and administrative	16,368	11,479	31,616	22,092
Selling and marketing	10,708	3,581	20,991	5,277
Depreciation and amortization	10,257	7,823	20,998	15,690
Less: Commissions	(4,248)	(515)	(8,653)	(543)
Less: Other tour expenses	(5,006)	(432)	(14,995)	(1,066)
Net Yield	$54,793	$5,733	$90,673	$5,555

The following table shows the calculations of Gross and Net Cruise Costs for the three and six months ended June 30, 2022 and 2021:

Calculation of Gross and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2022	2021	2022	2021
Cost of tours	$46,384	$14,835	$93,955	$22,440
Plus: Selling and marketing	10,708	3,581	20,991	5,277
Plus: General and administrative	16,368	11,479	31,616	22,092
Gross Cruise Cost	73,460	29,895	146,562	49,809
Less: Commissions	(4,248)	(515)	(8,653)	(543)
Less: Other tour expenses	(5,006)	(432)	(14,995)	(1,066)
Net Cruise Cost	64,206	28,948	122,914	48,200
Less: Fuel Expense	(6,561)	(1,011)	(12,486)	(1,523)
Net Cruise Cost Excluding Fuel	57,645	27,937	110,428	46,677
Non-GAAP Adjustments:
Stock-based compensation	(1,823)	(1,129)	(3,651)	(2,606)
Other	(123)	(293)	(142)	(254)
Adjusted Net Cruise Cost Excluding Fuel	$55,699	$26,515	$106,635	$43,817
Adjusted Net Cruise Cost	$62,260	$27,526	$119,121	$45,340
Available Guest Nights	55,413	6,270	103,959	6,270
Gross Cruise Cost per Available Guest Night	$1,326	NM	$1,410	NM
Net Cruise Cost per Available Guest Night	1,159	NM	1,182	NM
Net Cruise Cost Excluding Fuel per Available Guest Night	1,040	NM	1,062	NM
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,005	NM	1,026	NM
Adjusted Net Cruise Cost per Available Guest Night	1,124	NM	1,146	NM

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

As of June 30, 2022, we had approximately $578.2 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to ramp as we currently expect.

As we continue to ramp operations, our monthly cash usage will continue to increase as we incur costs in operating additional expeditions and trips and increase spending to market and advertise upcoming expeditions and trips. We also anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions and trips, as well as deposits for new reservations for future travel. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Sources and Uses of Cash for the Six Months Ended June 30, 2022 and 2021

Net cash provided by operating activities was $18.6 million for the six months ended June 30, 2022 compared to $21.8 million for the same period in 2021. The $3.2 million decrease is primarily due to higher costs during 2022 as we ramped operations.

Net cash used in investing activities was $23.6 million six months ended June 30, 2022 compared to $32.4 million in the same period in 2021. 2021 primarily included costs associated with building the National Geographic Resolution and the acquisitions of Off the Beaten Path and DuVine. 2022 primarily included routine vessel maintenance across the fleet and renovations to the National Geographic Islander II ahead of its launch later this year.

Net cash provided by financing activities was $7.9 million six months ended June 30, 2022 compared to $9.6 million for the same period in 2021. 2022 primarily included the issuance of new senior secured notes which were used to repay the prior credit agreement, including the term facility, the Main Street Loan and the revolving facility. 2021 mainly included the drawdown of $15.5 million under a senior secured credit agreement for a contracted payment of the National Geographic Resolution.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022, and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2022. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the Notes.

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

In June 2021, we amended our export credit agreements to, among other things, annualize EBITDA used in the covenant calculations through December 31, 2022. During May 2022, we amended our export credit agreements to extend the waiver of the total net leverage ratio covenant through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. We were in compliance with our covenants in effect as of June 30, 2022 and are expected to be in compliance for the next 12 months.

The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 5.22% over the borrowing period covering June 30, 2022. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 5.56% over the borrowing period covering June 30, 2022.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of June 30, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

Our Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an annual interest rate of 4.77%.

Our Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 4.79% as of June 30, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of June 30, 2022, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends will be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the six months ended June 30, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 2,109,561 shares of our common stock. As of June 30, 2022, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 7.3 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of June 30, 2022, we had a working capital deficit of $123.5 million, and as of December 31, 2021, we had a working capital deficit of $79.1 million.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. Based on our June 30, 2022 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

Stock and Warrant Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2022. The Repurchase Plan is suspended due to restrictions related to the Main Street Expanded Loan Facility program.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding and option exercises for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2022	-	$-	$-	$11,974,787
May 1 through May 31, 2022	68,219	14.36	-	11,974,787
June 1 through June 30, 2022	4,234	12.34	-	11,974,787
Total	72,453		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1*	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Noah Brodsky.	By Reference	8-K	May 31, 2022
10.2	LINDBLAD – $107,694,892.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER	By Reference	8-K	May 31, 2022
10.3	LINDBLAD – $122,840,000.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER	By Reference	8-K	May 31, 2022
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____
*	Management compensatory agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2022.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer