Form 10-Q
period 2022-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2022-11-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 53,141,196 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2022

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$116,446	$150,753
Restricted cash	29,524	21,940
Marine operating supplies	9,608	8,275
Inventories	2,140	2,278
Prepaid expenses and other current assets	45,252	27,094
Total current assets	202,970	210,340

Property and equipment, net	540,385	542,418
Goodwill	42,017	42,017
Intangibles, net	11,671	13,235
Deferred tax asset	6,849	7,609
Right-to-use lease assets	3,439	4,402
Other long-term assets	4,199	7,470
Total assets	$811,530	$827,491

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$247,005	$212,598
Accounts payable and accrued expenses	56,774	49,252
Lease liabilities - current	1,524	1,553
Long-term debt - current	24,086	26,061
Total current liabilities	329,389	289,464

Long-term debt, less current portion	534,677	518,658
Lease liabilities	2,212	3,178
Other long-term liabilities	359	247
Total liabilities	866,637	811,547

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 and 80,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	68,090	83,901
Redeemable noncontrolling interests	31,583	10,626
	99,673	94,527

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 and 80,000 Series A shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,132,670 and 50,800,786 issued, 53,065,365 and 50,755,546 outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	82,432	58,485
Accumulated deficit	(237,217)	(136,439)
Accumulated other comprehensive loss	-	(634)
Total stockholders' deficit	(154,780)	(78,583)
Total liabilities, mezzanine equity and stockholders' deficit	$811,530	$827,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Tour revenues	$144,783	$64,507	$303,540	$81,555

Operating expenses:
Cost of tours	87,576	45,600	208,023	73,270
General and administrative	24,535	17,023	68,882	46,123
Selling and marketing	16,025	10,213	41,193	17,680
Depreciation and amortization	10,839	9,323	33,193	25,785
Total operating expenses	138,975	82,159	351,291	162,858

Operating income (loss)	5,808	(17,652)	(47,751)	(81,303)

Other (expense) income:
Interest expense, net	(8,369)	(6,063)	(26,500)	(17,436)
Loss on foreign currency	(872)	(1,434)	(1,417)	(1,165)
Other (expense) income	(333)	4,357	84	4,362
Total other expense	(9,574)	(3,140)	(27,833)	(14,239)

Loss before income taxes	(3,766)	(20,792)	(75,584)	(95,542)
Income tax expense (benefit)	1,732	2,507	619	(2,648)

Net loss	(5,498)	(23,299)	(76,203)	(92,894)
Net income (loss) attributable to noncontrolling interest	3,228	1,039	3,000	(17)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(8,726)	(24,338)	(79,203)	(92,877)
Series A redeemable convertible preferred stock dividend	1,036	1,340	3,618	3,962

Net loss available to stockholders	$(9,762)	$(25,678)	$(82,821)	$(96,839)

Weighted average shares outstanding
Basic	53,045,329	50,110,188	51,665,912	50,013,191
Diluted	53,045,329	50,110,188	51,665,912	50,013,191

Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.50)	$(1.60)	$(1.87)
Diluted	$(0.18)	$(0.50)	$(1.60)	$(1.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Net loss	$(5,498)	$(23,299)	$(76,203)	$(92,894)
Other comprehensive income:
Cash flow hedges:
Net unrealized income	-	(2,333)	-	(1,789)
Reclassification adjustment, net of tax	-	2,535	634	2,650
Total other comprehensive income	-	202	634	861
Total comprehensive loss	(5,498)	(23,097)	(75,569)	(92,033)
Less: comprehensive income (loss) attributive to non-controlling interest	3,228	1,039	3,000	(17)
Comprehensive loss attributable to stockholders	$(8,726)	$(24,136)	$(78,569)	$(92,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of June 30, 2022	53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)
Stock-based compensation	-	-	1,632	-	-	1,632
Net activity related to equity compensation plans	68,593	-	(12)	-	-	(12)
Redeemable noncontrolling interest	-	-	-	(8,760)	-	(8,760)
Series A preferred stock dividend	-	-	-	(1,036)	-	(1,036)
Net loss attributable to Lindblad Expeditions Holdings, Inc	-	-	-	(8,726)	-	(8,726)
Balance as of September 30, 2022	53,132,670	$5	$82,432	$(237,217)	$-	$(154,780)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	5,283	-	-	5,283
Net activity related to equity compensation plans	222,323	-	(766)	-	-	(766)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,430	-	-	19,430
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(17,957)	-	(17,957)
Series A preferred stock dividend	-	-	-	(3,618)	-	(3,618)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(79,203)	-	(79,203)
Balance as of September 30, 2022	53,132,670	$5	$82,432	$(237,217)	$-	$(154,780)

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of June 30, 2021	50,139,831	$5	$50,777	$(82,733)	$(943)	$(32,894)
Stock-based compensation	-	-	1,406	-	-	1,406
Net activity related to equity compensation plans	51,816	-	(37)	-	-	(37)
Other comprehensive income, net	-	-	-	-	202	202
Series A preferred shares dividend		-		(1,340)	-	(1,340)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(24,338)	-	(24,338)
Balance as of September 30, 2021	50,191,647	$5	$52,146	$(108,411)	$(741)	$(57,001)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	(1,602)	$34,958
Stock-based compensation	-	-	4,012	-	-	4,012
Net activity related to equity compensation plans	203,833	-	(1,763)	-	-	(1,763)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Other comprehensive income, net	-	-	-	-	861	861
Series A preferred shares dividend	-	-		(3,962)	-	(3,962)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(92,877)	-	(92,877)
Balance as of September 30, 2021	50,191,647	$5	$52,146	$(108,411)	$(741)	$(57,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(76,203)	$(92,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,193	25,785
Amortization of deferred financing costs and other, net	1,988	2,364
Right-of-use lease asset	626	4
Stock-based compensation	5,283	4,146
Deferred income taxes	759	(2,648)
Change in fair value of contingent acquisition consideration	111	-
Loss on foreign currency	1,417	1,165
Write-off of unamortized issuance costs related to debt refinancing	9,004	-
Changes in operating assets and liabilities
Marine operating supplies and inventories	(1,195)	(375)
Prepaid expenses and other current assets	(19,575)	(8,902)
Unearned passenger revenues	34,407	62,922
Other long-term assets	3,242	658
Other long-term liabilities	844	4,857
Accounts payable and accrued expenses	7,526	24,438
Operating lease liabilities	(658)	-
Net cash provided by operating activities	769	21,520

Cash Flows From Investing Activities
Purchases of property and equipment	(29,566)	(89,114)
Acquisition (net of cash acquired)	-	(7,177)
Net cash used in investing activities	(29,566)	(96,291)

Cash Flows From Financing Activities
Proceeds from long-term debt	360,000	61,720
Repayments of long-term debt	(346,301)	(1,530)
Payment of deferred financing costs	(10,859)	(3,135)
Repurchase under stock-based compensation plans and related tax impacts	(766)	(1,763)
Net cash provided by financing activities	2,074	55,292
Net decrease in cash, cash equivalents and restricted cash	(26,723)	(19,479)
Cash, cash equivalents and restricted cash at beginning of period	172,693	204,515

Cash, cash equivalents and restricted cash at end of period	$145,970	$185,036

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$22,159	$13,300
Income taxes	226	54
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$3,618	$3,962
Value of shares issued for acquisition	-	1,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc.’s and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad brand, operates land-based, eco-conscious expeditions and active nature focused tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands, designs handcrafted walking tours under the Classic Journeys, LLC (“Classic Journeys”) brand and operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

The Company operates the following two reportable business segments:

Lindblad Segment. The Lindblad segment primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has an alliance with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment. The Land Experiences segment includes our four primarily land-based brands, Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys.

●

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that feature wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet's most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries include access to private wildlife reserves, remote corners of national parks and distinctive, secluded, and remote lodges and camps situated where wildlife viewing is best, such as polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

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

Ramp of Fleet Operations

The Company resumed operation in June 2021 and, since then, has continually ramped its operations, providing immersive expeditions in 2022 across all ten of its owned vessels. During the third quarter of 2022, operations included trips to Alaska, the Arctic, the Pacific Northwest, British Columbia, Canada's Northwest Passage, the Galápagos Islands, Greenland, Iceland, Norway and South America. Travel restrictions related to COVID-19 have diminished dramatically, and the Company will resume operations in additional geographies in the remainder of 2022 and throughout 2023. Where travel restrictions remain, which primarily includes a limited number of itineraries impacted by the Russia-Ukraine conflict, the Company is adjusting itineraries where possible, and working with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable. Previously, due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, the Company had suspended or rescheduled the majority of its expeditions departing between March 16, 2020 through May 31, 2021.

The Company believes there are a variety of strategic advantages that enabled it to deploy its ships safely and quickly as travel restrictions were lifted. Most notably, the size of its owned and operated vessels, which range from 48 to 148 passengers, allows for a highly controlled environment that includes stringent cleaning protocols. The small nature of the Company’s ships also allowed it to efficiently and effectively test its guests and crew prior to boarding, or as otherwise needed. Additionally, the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

Balance Sheet and Liquidity

As of September 30, 2022, the Company had $116.4 million in unrestricted cash and $29.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of September 30, 2022, the Company had a total debt position of $572.4 million and was in compliance with all of its debt covenants in effect. The Company believes that it will be in compliance with all applicable covenants over the next 12 months.

During May 2022, the Company further amended its senior secured export credit agreements to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022.

On February 4, 2022, the Company issued $360.0 million of 6.75% senior secured notes, maturing 2027, and entered into a new $45.0 million revolving credit facility. Proceeds from the senior secured note issuance were used primarily to pay the outstanding borrowings under the Company's prior credit agreement, including the term facility, Main Street Loan and the revolving credit facility.

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

For the three and nine months ended September 30, 2022 and 2021, the Company incurred net losses from operations, therefore basic and diluted net loss per share are the same for each period. For the three and nine months ended September 30, 2022, approximately 0.8 million restricted shares, 1.4 million shares issuable upon exercise of options and 7.4 million common shares issuable upon the conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive. For the three and nine months ended September 30, 2021, 0.8 million restricted shares, 1.5 million shares issuable upon exercise of options and 9.5 million common shares issuable upon conversion of the Preferred Stock were excluded from dilutive potential common shares for the periods as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(8,726)	$(24,338)	$(79,203)	$(92,877)
Series A redeemable convertible preferred stock dividend	1,036	1,340	3,618	3,962
Undistributed loss available to stockholders	$(9,762)	$(25,678)	$(82,821)	$(96,839)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,045,329	50,110,188	51,665,912	50,013,191
Total weighted average shares outstanding, diluted	53,045,329	50,110,188	51,665,912	50,013,191

Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.50)	$(1.60)	$(1.87)
Diluted	$(0.18)	$(0.50)	$(1.60)	$(1.87)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions, and air transportation to and from the ships. Guest deposits represent unearned revenues and are reported as unearned passenger revenues in the condensed consolidated balance sheets when received and are subsequently recognized as tour revenue over the duration of the trip. Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The Company has recorded liabilities up to the amount of cash deposits. The additional value of any future travel certificates is being recognized as a discount when applied to future expeditions. The change in contract liabilities within unearned passenger revenues presented in our condensed consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2021	$147,783
Recognized in tour revenues during the period	(295,824)
Additional contract liabilities in period	296,296
Balance as of September 30, 2022	$148,255

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	56%	60%	51%	60%
National Geographic	12%	13%	15%	12%
Agencies	19%	17%	19%	17%
Affinity	4%	7%	5%	6%
Guest ticket revenue	91%	97%	90%	95%
Other tour revenue	9%	3%	10%	5%
Tour revenues	100%	100%	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the nine months ended September 30,
	2022	2021
(In thousands)	(unaudited)
Cash and cash equivalents	$116,446	$155,562
Restricted cash	29,524	29,474
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$145,970	$185,036

Restricted cash consists of the following:

	As of September 30, 2022	As of December 31, 2021
(In thousands)	(unaudited)
Credit card processor reserves	$21,000	$10,536
Federal Maritime Commission and other escrow	7,084	9,814
Certificates of deposit and other restricted securities	1,440	1,590
Total restricted cash	$29,524	$21,940

Amounts within prepaid expenses and other current assets in excess of 5% of current assets as of September 30, 2022 were prepaid tour expenses of $20.7 million and prepaid marketing, commission and other expenses of $12.9 million, and as of December 31, 2021, were prepaid tour expenses of $10.3 million.

As of September 30, 2022 and December 31, 2021, no individual amounts within accounts payable and accrued expenses were in excess of 5% of current liabilities.

In 2021, the Company received a $27.0 million grant under the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act, which provided grants to eligible motorcoach, school bus, passenger vessel, and pilotage companies that have experienced annual revenue losses of 25 percent or more as result of COVID-19. The priority use of grant funds was required to be for payroll costs, though grants could be used for operating expenses and the repayment of debt accrued to maintain payroll. The Company had accounted for the grant as a current liability on its balance sheet, as any amounts not appropriately used within one year of the grant date would have to be returned to the U.S. Treasury. As expenses for the grant were incurred, the corresponding amounts were recognized in other income on the income statement. During the three months ended March 31, 2022, the Company recognized the remaining $11.6 million of the CERTS grant in other income for permitted payroll costs and ship operating expenses and, as of September 30, 2022, has no further liability recorded for the grant.

Loan Receivable

The Company’s loan receivable is recorded at amortized cost within other current assets. The Company reviewed its loan receivable for credit losses in connection with the preparation of its condensed consolidated financial statements for the period ended September 30, 2022. In evaluating the allowance for loan losses, the Company considered factors such as historical loss experience, the type and amount of loan, adverse situations that  may affect the borrower’s ability to repay and prevailing economic conditions. Based on these credit loss estimation and experience factors, the Company realized no allowance for loan loss for the nine months ended September 30, 2022. The following is a rollforward of the loan receivable balance:

Loan Receivable
(In thousands)	(unaudited)
Balance as of December 31, 2021	$3,964
Accrued interest	108
Amortization of deferred costs	(28)
Balance as of September 30, 2022	$4,044

NOTE 5—LONG-TERM DEBT

	As of September 30, 2022			As of December 31, 2021
	(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	(9,501)	$350,499	$-	$-	$-
First Export Credit Agreement	98,019	(1,896)	96,123	107,695	(2,090)	105,605
Second Export Credit Agreement	112,603	(2,273)	110,330	120,281	(2,473)	117,808
Note payable	842	-	842	842	-	842
Other	969	-	969	1,034	-	1,034
Credit Facility	-	-	-	284,170	(9,050)	275,120
Revolving Facility	-	-	-	44,500	(190)	44,310
Total long-term debt	572,433	(13,670)	558,763	558,522	(13,803)	544,719
Less current portion	(24,086)	-	(24,086)	(26,061)	-	(26,061)
Total long-term debt, non-current	$548,347	$(13,670)	$534,677	$532,461	$(13,803)	$518,658

For the three and nine months ended September 30, 2022, deferred financing costs charged to interest expense was $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2021, deferred financing costs charged to interest expense was $0.8 million and $2.3 million, respectively. During the three months ended March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022, and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

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

Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) making available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, delivered in March 2020. In September 2021, the Company amended its First Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its First Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 6.75% over the borrowing period covering September 30, 2022.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), to make available to the Company and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021, and borrowed $122.8 million under the Second Export Credit Agreement. In September 2021, the Company amended its Second Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its Second Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 7.07% over the borrowing period covering September 30, 2022.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of  September 30, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing September 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an interest rate of 4.77% annually.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest was not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 6.14% as of September 30, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Covenants

The Company’s Notes, New Revolving Credit Facility, First Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. The net leverage ratio covenant of the Company’s First Export Credit Agreement and Second Export Credit Agreement have been waived through December 31, 2022. On October 11, 2022, the Company amended the covenants of its Senior Secured Credit Agreements to use an annualized EBITDA calculation in its net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023. The Company was in compliance with its covenants in effect as of September 30, 2022 and believes that it will be in compliance for the next 12 months.

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

The Company held the following derivative instruments with absolute notional values as of September 30, 2022:

(In thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	13,872

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2022		As of December 31, 2021
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$9	$-
Total	$-	$-	$9	$-
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$1,392	$-	$-	$-
Foreign exchange forward (a)	-	753	664	-
Total	$1,392	$753	$664	$-
(a)	Recorded in prepaid expenses and other current assets.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$(93)	$-	$(256)
Foreign exchange forward (b)	-	(109)	-	(605)

Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	1,046	-	749	-
Foreign exchange forward (c)	(872)	268	(1,417)	188
Total	$174	$66	$(668)	$(673)
(a)

For the three months ended September 30, 2022, recognized as income in interest expense, net. For the nine months ended September 30, 2022, $1.3 million was recognized as income in interest expense, net, and $0.6 million was reclassified from other comprehensive income (loss) to interest expense, net. For the three and nine months ended  September 30, 2021, recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)

For the three and nine months ended  September 30, 2021, $0.9 million and $1.0 million, respectively, were recognized as losses on foreign currency in the condensed consolidated statements of income, and $2.4 million and $2.0 million losses, respectively, were recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(c)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

In connection with the acquisition of Classic Journeys, the purchase agreement includes a contingent consideration earnout, see Note 11—Acquisitions, which is required to be recorded at fair value at each period. The possible contingent acquisition consideration earnout is either zero or $0.6 million, depending on the achievement of certain average annual net profits targets for the years ended December 31, 2022 and 2023 by the acquired operation. As of September 30, 2022, the contingent liability had a value of $0.3 million using a Level 3 valuation method, which was recorded in other long-term liabilities.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt to be $495.3 million as of September 30, 2022, based on the terms of the agreements and comparable market data as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2022. The Repurchase Plan is suspended due to restrictions related to the Main Street Expanded Loan Facility program that continue for one year upon repayment. The Company repaid the Main Street Expanded Loan Facility in February 2022.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were approximately $2.1 million as of September 30, 2022, recorded as reduction to preferred stock on balance sheet. During the year ended December 31, 2021, 5,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 566,364 shares of the Company’s common stock. During the nine months ended September 30, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 2,109,561 shares of the Company’s common stock. The Company recorded accrued dividends for Preferred Stock of $1.0 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into approximately 7.4 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of September 30, 2022, approximately 3.6 million shares were available to be granted under the Plan.

As of September 30, 2022 and December 31, 2021, options to purchase an aggregate of 1.4 million and 1.5 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $15.10 and $10.30, respectively, were outstanding. As of September 30, 2022, 388,000 options were exercisable.

The Company recorded stock-based compensation expense of $1.6 million and $5.3 million, during the three and nine months ended September 30, 2022, respectively, and $1.4 million and $4.1 million during the three and nine months ended September 30, 2021, respectively.

2022 Long-Term Incentive Compensation

During the nine months ended September 30, 2022, the Company granted 342,602 restricted stock units ("RSUs") with a weighted average grant price of $13.27. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the nine months ended September 30, 2022, the Company awarded 56,209 market performance share units (“MSUs”) with a weighted average grant price of $15.08. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and March 31, 2025. The number of shares that will eventually be earned and vest may be more or less than the number of MSUs that are awarded, depending on the Company's common stock price, at a level ranging from 0% to 150%. The number of MSUs earned shall be determined and shall vest on March 31, 2025, subject to the recipient’s continued employment or service with the Company on the vesting date.

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

NOTE 10—INCOME TAXES

As of September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and nine months ended September 30, 2022 was an expense of 46.0% and 0.8%, respectively, versus an expense of 12.1% and a benefit of 2.8% for the three and nine months ended September 30, 2021, respectively.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Beginning balance	$19,595	$10,036	$10,626	$7,494
Net income (loss) attributable to noncontrolling interest	3,228	1,039	3,000	(17)
Redemption value adjustment of put option	8,760	-	17,957	-
Acquired businesses' noncontrolling interest	-	(941)	-	2,657
Ending balance	$31,583	$10,134	$31,583	$10,134

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense on the accompanying condensed consolidated statements of operations. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and nine months ended September 30, 2022 was $1.9 million and $4.5 million, respectively, and was $0.7 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

The royalty balance payable to National Geographic as of September 30, 2022 and December 31, 2021 was $1.8 million and $0.9 million, respectively, and are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense on the accompanying condensed consolidated statements of operations. This royalty fee expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2022 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2022 (three months)	$3,130
2023	12,188
Total	$15,318

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
(In thousands)	(unaudited)				(unaudited)
Tour revenues:
Lindblad	$83,741	$33,100	$50,641	153%	$198,063	$40,264	$157,799	392%
Land Experiences	61,042	31,407	29,635	94%	105,477	41,291	64,186	155%
Total tour revenues	$144,783	$64,507	$80,276	124%	$303,540	$81,555	$221,985	272%
Operating income (loss):
Lindblad	$(7,142)	$(22,282)	$15,140	68%	$(60,380)	$(80,617)	$20,237	25%
Land Experiences	12,950	4,630	8,320	180%	12,629	(686)	13,315	NM
Total operating income (loss)	$5,808	$(17,652)	$23,460	133%	$(47,751)	$(81,303)	$33,552	41%

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
(In thousands)	(unaudited)				(unaudited)
Depreciation and amortization:
Lindblad	$10,090	$8,928	$1,162	13%	$31,087	$24,618	$6,469	26%
Land Experiences	749	395	354	90%	2,106	1,167	939	80%
Total depreciation and amortization	$10,839	$9,323	$1,516	16%	$33,193	$25,785	$7,408	29%

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of September 30, 2022	As of December 31, 2021
Total Assets:	(unaudited)
Lindblad	$674,610	$724,873
Land Experiences	136,920	102,618
Total assets	$811,530	$827,491

Intangibles, net:
Lindblad	$1,702	$1,874
Land Experiences	9,969	11,361
Total intangibles, net	$11,671	$13,235

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

For the three and nine months ended September 30, 2022 there was $1.7 million and $5.3 million, respectively, in intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and nine months ended September 30, 2021, there was $1.0 and $1.1 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

NOTE 14—SUBSEQUENT EVENTS

On October 11, 2022, the Company amended the covenants of its Senior Secured Credit Agreements to use an annualized EBITDA calculation in its net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023.

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

2022 Highlights

During 2022, we have provided immersive expeditions to our guests, on all ten of our owned and operated vessels, to Alaska, Antarctica, the Arctic, Baja California’s Sea of Cortez, British Columbia, Canada's Northwest Passage, French Polynesia, the Galápagos Islands, Greenland, Iceland, Norway, the Pacific Northwest, South America and elsewhere. During third quarter 2022, we launched the National Geographic Islander II, our spacious all-suite ship, for expeditions in the Galápagos Islands.

During May 2022, we amended our senior secured credit agreements to, among other things, extend the waiver of the net leverage ratio covenant through December 31, 2022. On October 11, 2022, we amended the covenants our senior secured credit agreements to use an annualized EBITDA calculation in our net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023.

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

Ramp of Fleet Operations

We resumed operation in June 2021 and, since then, have continually ramped our operations, providing immersive expeditions in 2022 across all ten of our owned vessels. During the third quarter of 2022, operations included trips to Alaska, the Arctic, the Pacific Northwest, British Columbia, Canada's Northwest Passage, the Galápagos Islands, Greenland, Iceland, Norway and South America. Travel restrictions related to COVID-19 have diminished dramatically, and we will resume operations in additional geographies in the remainder of 2022 and throughout 2023. Where travel restrictions remain, which primarily includes a limited number of itineraries impacted by the Russia-Ukraine conflict, we are adjusting itineraries where possible, and working with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable. Previously, due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we had suspended or rescheduled the majority of its expeditions departing between March 16, 2020 through May 31, 2021.

We believe there are a variety of strategic advantages that enabled us to deploy our ships safely and quickly as travel restrictions were lifted. Most notably, the size of our owned and operated vessels, which range from 48 to 148 passengers, allows for a highly controlled environment that includes stringent cleaning protocols. The small nature of our ships also allowed us to efficiently and effectively test our guests and crew prior to boarding, or as otherwise needed. Additionally, the majority of expeditions take place in remote locations where human interactions are limited, so there is less opportunity for external influence.

Bookings Trends

We have substantial advanced reservations for future travel despite some continued impact from the COVID-19 virus, including, but not limited to, elevated cancellations, as well as some impact related to itinerary changes due to the Russia-Ukraine conflict. Bookings for 2023 are 23% ahead of the bookings for the full year 2020 at the same point in 2019.

Balance Sheet and Liquidity

As of September 30, 2022, we had $116.4 million in unrestricted cash and $29.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

Our total debt position was $572.4 million as of September 30, 2022, and we were in compliance with all of our debt covenants currently in effect.

As we continue to ramp operations, we anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions as well as deposits for new reservations for future travel. Our monthly cash usage will increase as we incur costs in operating expeditions, including the impact of higher fuel costs and inflation, and spending to market and advertise upcoming expeditions and trips. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three and nine months ended September 30, 2022 and 2021;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Results of Operations - Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2022	2021	Change	%	2022	2021	Change	%
Tour revenues	$144,783	$64,507	$80,276	124%	$303,540	$81,555	$221,985	272%

Cost of tours	87,576	45,600	41,976	92%	208,023	73,270	134,753	184%
General and administrative	24,535	17,023	7,512	44%	68,882	46,123	22,759	49%
Selling and marketing	16,025	10,213	5,812	57%	41,193	17,680	23,513	133%
Depreciation and amortization	10,839	9,323	1,516	16%	33,193	25,785	7,408	29%
Operating income (loss)	$5,808	$(17,652)	$23,460	133%	$(47,751)	$(81,303)	$33,552	41%
Net loss	$(5,498)	$(23,299)	$17,801	76%	$(76,203)	$(92,894)	$16,691	18%
Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.50)	$0.31		$(1.60)	$(1.87)	$0.27
Diluted	$(0.18)	$(0.50)	$0.31		$(1.60)	$(1.87)	$0.27

Comparison of the Three and Nine Months Ended September 30, 2022 to Three and Nine Months Ended September 30, 2021 — Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2022 increased $80.3 million, to $144.8 million, compared to $64.5 million for the three months ended September 30, 2021. The Lindblad segment tour revenues increased by $50.6 million, and the Land Experiences segment increased $29.6 million, primarily due to the ramp of expeditions and trips, and higher pricing. The Land Experiences segment also includes the results for Classic Journeys for 2022, which was acquired in the fourth quarter of 2021.

Tour revenues for the nine months ended September 30, 2022 increased $222.0 million, to $303.5 million, compared to $81.6 million for the nine months ended September 30, 2021. The Lindblad segment tour revenues increased by $157.8 million, and the Land Experiences segment increased $64.2 million, primarily due to the ramp of expeditions and trips, and higher pricing. For 2022, the Land Experiences segment also includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired during the fourth quarter of 2021.

Cost of Tours

Total cost of tours for the three months ended September 30, 2022 increased $42.0 million, or 92%, to $87.6 million, compared to $45.6 million for the three months ended September 30, 2021. The Lindblad segment cost of tours increased by $25.5 million, and the Land Experiences segment increased $16.5 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes the results for Classic Journeys for 2022, which was acquired in the fourth quarter of 2021.

Total cost of tours for the nine months ended September 30, 2022 increased $134.8 million to $208.0 million, compared to $73.3 million for the nine months ended September 30, 2021. The Lindblad segment cost of tours increased by $97.0 million, and the Land Experiences segment increased $37.8 million, primarily due to the ramp of expeditions and trips. The Land Experiences segment also includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 increased $7.5 million, or 44%, to $24.5 million, compared to $17.0 million for the three months ended September 30, 2021. At the Lindblad segment, general and administrative expenses increased $4.6 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations and higher credit card commissions due to the strong booking environment. At the Land Experiences segment, general and administrative expenses increased $2.9 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of results for Classic Journeys, which was acquired in the fourth quarter of 2021.

General and administrative expenses for the nine months ended September 30, 2022 increased $22.8 million, or 49%, to $68.9 million, compared to $46.1 million for the nine months ended September 30, 2021. At the Lindblad segment, general and administrative expenses increased $14.2 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations, increased credit card commissions due to the strong booking environment and higher stock-based compensation expense. At the Land Experiences segment, general and administrative expenses increased $8.6 million, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment and the inclusion of results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2022 increased $5.8 million, or 57%, to $16.0 million, compared to $10.2 million for the three months ended September 30, 2021. At the Lindblad segment, selling and marketing expenses increased $4.2 million, primarily due to higher commissions related to the ramp in operations. At the Land Experiences segment, selling and marketing expenses increased $1.6 million, primarily due to increased marketing spend associated with the ramp in operations and the inclusion of results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Selling and marketing expenses for the nine months ended September 30, 2022 increased $23.5 million to $41.2 million, compared to $17.7 million for the nine months ended September 30, 2021. At the Lindblad segment, selling and marketing expenses increased $20.0 million, primarily due to higher commissions related to the ramp in operations and increased advertising spend to drive future growth. At the Land Experiences segment, selling and marketing expenses increased $3.5 million, primarily due to increased marketing spend associated with the ramp in operations, and includes results for the full year-to-date period for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2022 increased $1.5 million, or 16%, to $10.8 million, compared to $9.3 million for the three months ended September 30, 2021, primarily due to depreciation for the National Geographic Resolution placed into service in September 2021, depreciation of technology assets placed into service to support our digital initiatives, accelerated depreciation for the National Geographic Islander, which was replaced in August 2022, and the amortization of acquired intangibles.

Depreciation and amortization expenses for the nine months ended September 30, 2022 increased $7.4 million, or 29%, to $33.2 million, compared to $25.8 million for the nine months ended September 30, 2021, primarily due to depreciation for the National Geographic Resolution placed into service in September 2021, depreciation of technology assets placed into service to support our digital initiatives, accelerated depreciation for the National Geographic Islander, which was replaced in August 2022, and the amortization of acquired intangibles.

Other Income (Expense)

Other expense for the three months ended September 30, 2022, increased $6.4 million to $9.5 million from $3.1 million for the three months ended September 30, 2021, primarily due to the following:

●	A $2.3 million increase in interest expense, net to $8.4 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal on our notes as a result of the debt refinancing in February 2022 and higher rates across our debt facilities.

●	A $0.6 million decrease in loss on foreign currency translation.

●	A $4.6 million increase in other expenses due to the $4.4 million related to expenses covered under the grant for the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act recognized in third quarter 2021.

Other expense for the nine months ended September 30, 2022, increased $13.5 million to $27.8 million from $14.2 million for the nine months ended September 30, 2021, primarily due to the following:

●	A $9.1 million increase in interest expense, net to $26.5 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal on our notes as a result of the debt refinancing in February 2022 and higher rates across our debt facilities.

●	A $0.3 million increase in loss on foreign currency translation.

●	A $4.3 million decrease in other income primarily due to the write-off of $9.0 million of deferred financing costs and $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, during 2022, and the $4.4 million related to expenses covered under the CERTS grant during 2021, mostly offset by the by recognition of $11.6 million related to expenses covered under the CERTS grant during 2022.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2022	2021	Change	%	2022	2021	Change	%
Tour revenues:
Lindblad	$83,741	$33,100	$50,641	153%	$198,063	$40,264	$157,799	392%
Land Experiences	61,042	31,407	29,635	94%	105,477	41,291	64,186	155%
Total tour revenues	$144,783	$64,507	$80,276	124%	$303,540	$81,555	$221,985	272%
Operating income (loss):
Lindblad	$(7,142)	$(22,282)	$15,140	68%	$(60,380)	$(80,617)	$20,237	25%
Land Experiences	12,950	4,630	8,320	180%	12,629	(686)	13,315	NM
Total operating income (loss)	$5,808	$(17,652)	$23,460	133%	$(47,751)	$(81,303)	$33,552	41%
Adjusted EBITDA:
Lindblad	$4,889	$(11,596)	$16,485	142%	$(23,560)	$(51,382)	$27,822	54%
Land Experiences	13,699	5,001	8,698	174%	14,735	1,017	13,718	NM
Total adjusted EBITDA	$18,588	$(6,595)	$25,183	382%	$(8,825)	$(50,365)	$41,540	82%

Comparison of Three and Nine Months Ended September 30, 2022 to Three and Nine Months Ended September 30, 2021 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2022 increased $50.6 million to $83.7 million, compared to $33.1 million for the three months ended September 30, 2021. The increase in 2022 was a result of the ramp in expeditions and higher pricing compared with the third quarter of 2021.

Tour revenues for the nine months ended September 30, 2022 increased $157.8 million to $198.1 million, compared to $40.3 million for the nine months ended September 30, 2021. The increase in 2022 was a result of the ramp in expeditions and higher pricing compared with the nine months ended September 30, 2021.

Operating Loss

Operating loss for the three months ended September 30, 2022 improved by $15.2 million to a loss of $7.1 million compared to a loss of $22.3 million for the three months ended September 30, 2021, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and increased depreciation mainly from the delivery of the National Geographic Resolution.

Operating loss for the nine months ended September 30, 2022 improved $20.2 million to a loss of $60.4 million compared to a loss of $80.6 million for the nine months ended September 30, 2021, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth, higher marketing costs to drive future growth and increased depreciation mainly from the delivery of the National Geographic Resolution.

Comparison of Three and Nine Months Ended September 30, 2022 to Three and Nine Months Ended September 30, 2021 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2022 increased $29.6 million to $61.0 million compared to $31.4 million for the three months ended September 30, 2021, primarily as a result of operating additional trips during the third quarter 2022, higher pricing and the inclusion of results for Classic Journeys in 2022, which was acquired in the fourth quarter of 2021.

Tour revenues for the nine months ended September 30, 2022 increased $64.2 million to $105.5 million compared to $41.3 million for the nine months ended September 30, 2021, primarily as a result of operating additional trips during 2022, higher pricing and the inclusion of the full year-to-date period of results for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Operating Income (Loss)

Operating income for the three months ended September 30, 2022 improved $8.4 million to $13.0 million compared to operating income of $4.6 million for the three months ended September 30, 2021, primarily a result of operating additional trips during the third quarter of 2022 and the inclusion of results for Classic Journeys in 2022, which was acquired in the fourth quarter of 2021.

Operating income of $12.6 million for the nine months ended September 30, 2022 improved by $13.3 million compared to a loss of $0.7 million for the nine months ended September 30, 2021. The improvement in operating income was primarily a result of operating additional trips during 2022 and the inclusion of the full year-to-date period of results for Off the Beaten Path and DuVine, which were acquired in the first quarter of 2021, and the results for Classic Journeys, which was acquired in the fourth quarter of 2021.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(5,498)	$(23,299)	$(76,203)	$(92,894)
Interest expense, net	8,369	6,063	26,500	17,436
Income tax expense (benefit)	1,732	2,507	619	(2,648)
Depreciation and amortization	10,839	9,323	33,193	25,785
Loss on foreign currency	872	1,434	1,417	1,165
Other expense (income)	333	(4,357)	(84)	(4,362)
Stock-based compensation	1,632	1,406	5,283	4,146
Other	309	328	450	1,007
Adjusted EBITDA	$18,588	$(6,595)	$(8,825)	$(50,365)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Operating loss	$(7,142)	$(22,282)	$(60,380)	$(80,617)
Depreciation and amortization	10,090	8,928	31,087	24,618
Stock-based compensation	1,632	1,406	5,283	4,012
Other	309	352	450	605
Adjusted EBITDA	$4,889	$(11,596)	$(23,560)	$(51,382)

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Operating income (loss)	$12,950	$4,630	$12,629	$(686)
Depreciation and amortization	749	395	2,106	1,167
Stock-based compensation	-	-	-	134
Other	-	(24)	-	402
Adjusted EBITDA	$13,699	$5,001	$14,735	$1,017

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Available Guest Nights	70,995	35,251	174,954	41,474
Guest Nights Sold	57,229	28,829	130,836	33,749
Occupancy	81%	82%	75%	81%
Maximum Guests	8,826	5,493	21,785	6,514
Number of Guests	7,225	4,418	16,656	5,236
Voyages	114	75	302	89

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2022	2021	2022	2021
Guest ticket revenues	$73,700	$32,325	$174,762	$38,087
Other tour revenue	10,041	775	23,301	2,177
Tour Revenues	83,741	33,100	198,063	40,264
Less: Commissions	(5,728)	(2,705)	(14,381)	(3,248)
Less: Other tour expenses	(6,030)	(1,545)	(21,025)	(2,611)
Net Yield	$71,983	$28,850	$162,657	$34,405
Available Guest Nights	70,995	35,251	174,954	41,474
Gross Yield per Available Guest Night	$1,180	$939	$1,132	$971
Net Yield per Available Guest Night	1,014	818	930	830

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Operating income (loss)	$(7,142)	$(22,282)	$(60,380)	$(80,617)
Cost of tours	51,296	25,842	145,251	48,282
General and administrative	16,871	12,230	48,487	34,322
Selling and marketing	12,626	8,382	33,618	13,659
Depreciation and amortization	10,090	8,928	31,087	24,618
Less: Commissions	(5,728)	(2,705)	(14,381)	(3,248)
Less: Other tour expenses	(6,030)	(1,545)	(21,025)	(2,611)
Net Yield	$71,983	$28,850	$162,657	$34,405

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2022	2021	2022	2021
Cost of tours	$51,296	$25,842	$145,251	$48,282
Plus: Selling and marketing	12,626	8,382	33,618	13,659
Plus: General and administrative	16,871	12,230	48,487	34,322
Gross Cruise Cost	80,793	46,454	227,356	96,263
Less: Commissions	(5,728)	(2,705)	(14,381)	(3,248)
Less: Other tour expenses	(6,030)	(1,545)	(21,025)	(2,611)
Net Cruise Cost	69,035	42,204	191,950	90,404
Less: Fuel Expense	(8,933)	(2,357)	(21,419)	(3,880)
Net Cruise Cost Excluding Fuel	60,102	39,847	170,531	86,524
Non-GAAP Adjustments:
Stock-based compensation	(1,632)	(1,406)	(5,283)	(4,012)
Other	(309)	(328)	(450)	(1,007)
Adjusted Net Cruise Cost Excluding Fuel	$58,161	$38,113	$164,798	$81,505
Adjusted Net Cruise Cost	$67,094	$40,470	$186,217	$85,385
Available Guest Nights	70,995	35,251	174,954	41,474
Gross Cruise Cost per Available Guest Night	$1,138	$1,318	$1,300	$2,321
Net Cruise Cost per Available Guest Night	972	1,197	1,097	2,180
Net Cruise Cost Excluding Fuel per Available Guest Night	847	1,130	975	2,086
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	819	1,081	942	1,965
Adjusted Net Cruise Cost per Available Guest Night	945	1,148	1,064	2,059

Liquidity and Capital Resources

The COVID-19 pandemic has had a material negative impact on our operations and financial results and, while we have substantially resumed operations, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth in the future.

As of September 30, 2022, we had approximately $572.4 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to ramp as we currently expect.

We anticipate a significant increase in guest payments as we receive final payments for upcoming expeditions and trips, as well as deposits for new reservations for future travel. As we continue to ramp operations, our monthly cash usage will continue to increase as we incur costs in operating additional expeditions and trips and increase spending to market and advertise upcoming expeditions and trips. However, there can be no assurance that cash flows from operations will be available to fund future obligations or that we will not experience delays or cancellations with respect to the resumption of our operations.

Sources and Uses of Cash for the Nine Months Ended September 30, 2022 and 2021

Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2022 compared to $21.5 million for the same period in 2021. The $20.7 million decrease is primarily due to higher costs during 2022 as we ramped operations.

Net cash used in investing activities was $29.6 million for the nine months ended September 30, 2022 compared to $96.3 million in the same period in 2021. 2022 primarily included routine vessel maintenance across the fleet and renovations to the National Geographic Islander II for its launch during the third quarter of this year, while 2021 primarily included costs associated with building the National Geographic Resolution and the acquisitions of Off the Beaten Path and DuVine.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2022 compared to $55.3 million for the same period in 2021. 2022 primarily included the issuance of new senior secured notes which were used to repay the prior credit agreement, including the term facility, the Main Street Loan and the revolving facility. 2021 mainly included the drawdown of $61.7 million under a senior secured credit agreement for the remaining payments on the National Geographic Resolution.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from February 4, 2022, and interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

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

Senior Secured Credit Agreements

Our first senior secured credit agreement (the “First Export Credit Agreement”) made available a loan for the purpose of providing financing for up to 80% of the purchase price of our new polar ice class vessel, the National Geographic Endurance. During March 2020, upon delivery, we borrowed $107.7 million under the First Export Credit Agreement for the final contracted payment of the National Geographic Endurance.

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

In September 2021, we amended our export credit agreements to, among other things, annualize EBITDA used in the covenant calculations through December 31, 2022. During May 2022, we further amended our export credit agreements to extend the waiver of the total net leverage ratio covenant through December 31, 2022. Certain other covenants continue to be more restrictive during the extended covenant waiver period. We were in compliance with our covenants in effect as of September 30, 2022 and are expected to be in compliance for the next 12 months.

The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 6.75% over the borrowing period covering September 30, 2022. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 7.07% over the borrowing period covering September 30, 2022. On October 11, 2022, we amended the covenants of our export credit agreements to use an annualized EBITDA calculation in our net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023.

Notes Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued a $2.5 million unsecured promissory note, amended in May 2020, to Benjamin L. Bressler, the founder of Natural Habitat, with an outstanding principal amount of $0.8 million as of September 30, 2022. The promissory note accrues interest at a rate of 1.44% annually, with interest payable every six months and the remaining principal payment due on December 22, 2022.

Other

Our Off the Beaten Path subsidiary has a loan maturing September 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an annual interest rate of 4.77%.

Our Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 6.14% as of September 30, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of September 30, 2022, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the nine months ended September 30, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holder into 2,109,561 shares of our common stock. As of September 30, 2022, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 7.4 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of September 30, 2022, we had a working capital deficit of $126.4 million, and as of December 31, 2021, we had a working capital deficit of $79.1 million.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. Based on our September 30, 2022 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2022. The Repurchase Plan is suspended due to restrictions related to the Main Street Expanded Loan Facility program, which was repaid in February 2022.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2022	-	$-	$-	$11,974,787
August 1 through August 31, 2022	410	7.73	-	11,974,787
September 1 through September 30, 2022	-	-	-	11,974,787
Total	410		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1	LINDBLAD – $107,694,892.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER TO CREDIT AGREEMENT (Hull 312) October 2022	Herewith
10.2	LINDBLAD – $122,840,000.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER TO CREDIT AGREEMENT (Hull 316) October 2022	Herewith
10.3	Fifth Amendment to that Tour Operator Agreement, dated December 12, 2011, as amended.	By reference	8-K	September 16, 2022
10.4	Sixth Amendment to that Alliance and License Agreement, dated as of December 12, 2011, as amended.	By reference	8-K	September 16, 2022
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2022.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Craig Felenstein
Craig Felenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)