Form 10-K
period 2022-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2023-03-10
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $276.5 million based on the closing sales price of $8.10 on the NASDAQ Capital Market.

As of February 20, 2023, there were 53,187,249 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2022

Table of Contents

PART I

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	events and conditions around the world, including war and other military actions, such as the current conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus, the Russia-Ukraine conflict, the political unrest in Peru or another unexpected event;

●	the impacts of inflation, the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the impacts of inflation and negative economic conditions or negative economic outlooks on the demand for expedition travel;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain or renew (on favorable terms or at all) our relationships with National Geographic and World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad has been providing marine expedition adventures and travel experiences globally to its guests since 1979. Our expedition cruising and land-based adventure travel experiences foster a spirit of exploration and discovery using itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is offering life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our brands include Lindblad Expeditions, Natural Habitat, Inc. (“Natural Habitat”), DuVine Cycling + Adventure Company (“DuVine”), Off the Beaten Path, LLC (“Off the Beaten Path”) and Classic Journeys, LLC (“Classic Journeys”).

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

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena and are continually expanding our travel offerings. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, Alaska, the Canadian Maritimes, Europe, as well as the South Pacific, and in the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California, Panama and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting offered by most of the large cruise lines that are focused on the broader market. Our product offering, value proposition and differentiated pricing approach have enabled us to historically achieve high net yields and occupancy rates.

We have a longstanding relationship with the National Geographic Society, which was founded on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. We collaborate with National Geographic on expedition planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Lindblad Expeditions’ Ships

We operate a fleet of ten owned expedition vessels, along with five seasonal chartered ships, to provide our signature marine-based adventures to over 40 destinations on all seven continents, offering itineraries that last from four to over 30 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape, and observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps. The multiple public spaces on each vessel permitted the ability to social distance during the COVID-19 pandemic. Additionally, several of our ships are outfitted with state of the art broadcast centers allowing us to capture and air live video and photo content from our ships with real-time distribution across digital channels.

We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos Islands throughout the year. We operate three polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We operate four ships in Alaska during the summer months that then primarily travel south along the North American Pacific coastline to Baja California’s Sea of Cortez, Costa Rica and Panama for the winter. We also operate one ship with itineraries that sail primarily in the South Pacific and Asia. We continue to search for, and evaluate, distinctive locations to present new and exciting expedition itineraries for our guests.

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

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Endeavour II	2005, renovated in 2016	96	50	Galápagos Islands	Ecuador
National Geographic Endurance	2020	126	69	Arctic, Antarctic, Greenland, Iceland, Northwest Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe, the British Isles and Patagonia/South America	Bahamas
National Geographic Islander II	1991, renovated in 2022	48	24	Galápagos Islands	Ecuador
National Geographic Orion	2003	102	53	South Pacific and Asia	Bahamas
National Geographic Quest	2017	96	50	Alaska, California Coast, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Resolution	2021	126	69	Arctic, Antarctica, Greenland, Iceland, Northwest Passage and Norway	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California, the Pacific Northwest and Belize	U.S.A.
National Geographic Venture	2018	96	50	Alaska, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	44	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean	Malta

__________

* Chartered Vessel

For voyages beginning in 2024, we have added an additional charter vessel, the Sea Cloud II. The Sea Cloud II is an elegant three-masted tall ship, with expansive outdoor decks and viewing areas, sizeable dining room and lounge areas, and elegant, comfortable cabins. She will be sailing for us in the Mediterranean, Tyrrhenian and Adriatic Seas, with itineraries featuring Italy, including the Italian Riviera, the Amalfi Coast and the Dalmatian Coast, Croatia and Slovenia.

Land Experiences Segment

The Land Experiences segment consists of our primarily land-based adventure brands, providing tours, trips and journeys centered around nature and culture. The majority of these are active, immersive experiences, featuring unique itineraries across the globe and travel in intimate, small groups.

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

Off the Beaten Path

Off the Beaten Path offers active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout the United States (“U.S.”) National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path’s small-group product offerings include international expeditions across Europe, Africa, Australia, Central and South America and the South Pacific. Examples of international expeditions include hiking through the Dolomites, family adventures in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly guides.

Classic Journeys

Classic Journeys offers highly curated active small-group and private custom journeys that are centered around cinematic walks led by expert local guides in over 50 countries around the world. Classic Journeys’ world-class luxury walking tours focus on engaging experiences that immerse guests into the history and culture of the places they are exploring and the people who live there. Classic Journeys’ tours are highlighted by expert and well-connected local guides who live in the regions being explored, luxury boutique accommodations, and handcrafted itineraries curated through years of local connections and experiences, including walking the tidal flats to Mont-St-Michel, following the footpath between the villages of the Cinque Terre, or wending through the colorful medinas of Fes and Marrakesh.

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

Our land tour companies are led by leaders with over 100 years of combined experience in adventure travel. Each business offers best-in-class experiences within their respective niche of premium experiential travel.

Since 1985, Natural Habitat has delivered life-enhancing nature and wildlife experiences to small groups of passionate explorers. Natural Habitat is recognized for its commitment to conservation, and for over 20 years has partnered with WWF to offer conservation travel - sustainable travel that supports the protection of nature, wildlife and local communities.

Off the Beaten Path, established in 1986, has over 35 years of experience connecting travelers to the combination of nature and culture of a destination, with a focus on avoiding crowds, opportunities for custom or select small group travel, while offering options for more active exploration.

DuVine has been providing unique cycling adventure for two and a half decades. A 5-time winner of Travel + Leisure Magazine’s World’s Best award, DuVine believes bike travel immerses guests fully in every destination, allowing an appreciation for the landscape with all senses, forming meaningful connections across cultures, and gaining a deeper understanding of the world.

Classic Journeys, founded in 1995, offers the most culturally rich and authentic walking tours in the world. Recognized as a multi-time World’s Best Tour Operator by Travel + Leisure Magazine, Classic’s trips feature curated walks, handcrafted itineraries, expert local guides, small groups, enchanting accommodations, eating like, and with, the locals, and regenerative travel.

As pioneers with decades of experience in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition tours in remote, wild locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism.

Some of the awards we earned during 2022 and 2021 are as follows:

During 2022

●	Condé Nast Traveler's 2023 Gold List: The Best Cruise Ships in the World – National Geographic Endurance

●	2022 Cruise Critic Editors’ Picks Awards: Best Cruise Line in the Galápagos (Expedition Category)

●	World Cruise Awards 2022: World’s Best Green Cruise Line

●	Recommend Magazine 2022 Reader’s Choice Awards: Best Expedition Line (GOLD)

●	Travel Weekly 2022 Magellan Awards: Cruise Marketing/Live Events – LIVE FROM ANTARCTICA with “Good Morning America” & Lindblad Expeditions (GOLD)

●	Porthole Magazine 2022 Reader’s Choice Awards: Best Expedition Cruise Line

●	2022 Travvy Awards: Best Expedition Line (SILVER)

●	2022 Travvy Awards: Best New Expedition Ship – National Geographic Resolution (GOLD)

●	Condé Nast Traveler Reader's Choice Awards: Best Expedition Ships

●	Virtuoso Best of the Best Travel Awards: Best Expedition Cruise Line

●	USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Cruise Lines

●	Luxury Travel Advisor's Readers' Choice Awards: Best Expedition Cruise Line

●	Travel + Leisure Reader’s Choice Awards: “The 10 Best Intimate-ship Ocean Cruise Lines”

●	USTOA Future Lights of the Tour Industry: Ana Esteves, VP of Hotel Operations, Lindblad Expeditions

●	2022 Travel + Leisure World’s Best Awards: Best Tour Operators - DuVine Cycling + Adventure Company

●	2022 Travel + Leisure World’s Best Awards: Best Tour Operators - Classic Journeys

During 2021

●	2021 Travel Weekly Sustainability Award – Sven Lindblad, recipient of inaugural award

●	Condé Nast Traveler’s 2021 Readers’ Choice Awards: #1 Small Ship Cruise Line

●	2021 USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Cruise Lines

●	2021 Travel + Leisure World’s Best Awards: Top Small-ship Ocean Cruise Lines

●	Recommend Magazine’s 2021 Readers’ Choice Awards: Best Expedition Cruise Lines

●	Newsweek’s Future Travel Awards: Trips and Tour Operators: Natural Habitat

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand with extensive operating history and knowledge in the market is a significant competitive strength.

Compelling Experiential Offerings

Lindblad is known for delivering voyages that offer in-depth exploration opportunities in over 40 locations around the world. Expeditions are operated on intimately-scaled ships with capacities ranging between 28 and 148 guests, fostering a friendly atmosphere on board and extensive interaction between guests, crew and the teams of world-class scientists, naturalists, researchers and photographers that participate in the expeditions. The vessels are nimble and can access locations that are unattainable for large cruise ships, allowing for in-depth exploration itineraries and viewpoints. The ships are customized to provide our signature adventure experiences and activities, such as kayaking among Antarctic icebergs to view penguins or traveling on a Zodiac for an up-close encounter with a whale. Based on our product offerings, we are able to support premium pricing with minimal discounting and benefit from minimal working capital needs.

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

DuVine offers luxury cycling and adventure tours in over 50 destinations across Europe, North America, Latin America, and Africa, running from four to nine days. DuVine’s itineraries cater to riders of all abilities with a focus on culinary experiences and boutique accommodations. Guests cultivate meaningful connections across cultures, such as hopping off the bike to taste sun-warmed grapes with a Bordeaux winemaker or hand-shape orecchiette pasta with a local friend in Puglia, Italy. Excursions average six days and every tour has an opportunity to discover the character of a region thanks to well-connected local guides, small groups of 14 or fewer guests, and top-quality bikes and support.

Off the Beaten Path offers active small-group and private custom journeys throughout North America, Europe, Africa, Australia, Central and South America and the South Pacific, ranging from five to 32 days. Examples of expeditions include culture and history focused experiences in the Desert Southwest, exploring nearly all of the National Parks in the U.S. and Canada, hiking through the Dolomites, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. Off the Beaten Path’s adventures average 10 or fewer guests per trip, focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and offer comprehensive pre-trip materials paired with experienced, friendly guides. Classic Journeys' tours run between five and 10 days, traveling with an average of 10 or fewer guests.

Classic Journeys delivers handcrafted walking tours with an average of ten guests per departure and featuring expert local guides who know the most cinematic footpaths in the region. Including walking scenic countryside paths in Portugal studded with ancient cork trees and vineyards, exploring Stonehenge at sunset with an archeologist, following panoramic coastal footpaths along the Amalfi coast that lead to a pizza making lunch at an agritourismo. Guests eat like locals from gourmet picnics to world class restaurants, enjoying local food traditions and enjoy top-rated and authentic accommodations.

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

Strategic Alliance with National Geographic

We benefit from a longstanding relationship with the National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The strategic alliance, which began in 2004, is built on our shared interest in education, exploration, research, storytelling, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches hundreds of millions of people around the world through a wide range of media, including print, TV, digital and social media platforms. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic alliance includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. We believe that the alliance with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, who join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Through this alliance, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe. The Lindblad/National Geographic alliance is set forth in an Alliance and License Agreement and a Tour Operator Agreement which expire December 31, 2025.

Sven-Olof Lindblad, our founder and current Co-Chairperson of our board of directors, currently serves on the board of the Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”) and previously served on the National Geographic Society’s International Council of Advisors, which was composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. John M. Fahey, Jr., one of our board of directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

Partnership with World Wildlife Fund

Natural Habitat has partnered with the WWF, since 2003, to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name, logo and select mailing list through December 2023 in return for a royalty fee.

Business and Growth Strategies

The following are the key components of our business strategy:

Deliver Exceptional Guest Experiences

Our chief guiding principle throughout the organization is to ensure that everything adds value to the guest experience. This applies to every step of the process from the first engagement with a potential guest, through the booking process and travel preparations, the actual expedition, trip or adventure, whether onboard a vessel or on land explorations and tours, and once back at home.

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

High Visibility and Differentiated Revenue Management Strategy

Our business model generally allows us to generate consistent free cash flow with high revenue visibility. Given the nature of our experiences and the expectation that our guests will seek to plan such trips with substantial lead time, we generally begin to market our expeditions approximately 12 to 24 months in advance of the departure date. Guests book their trips, on average, nine months prior to travel date for our Lindblad expeditions and seven months prior to travel for our land experiences, paying a deposit at booking, providing us significant visibility into future revenue and a source of cash flow. Final payment is due 60 to 120 days prior to the date of travel, dependent upon the selected expedition or trip.

Unlike the large cruise line operators that serve the broader market, our product offerings are inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We generally do not pursue driving participation through discounting. Instead, we focus on enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is cruise industry convention to base 100% occupancy on two persons per cabin, the Lindblad segment may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market, where three or more occupants per cabin is not uncommon. However, we have historically achieved strong occupancy rates including operating at 75%, 81% and 89% occupancies for the years ended December 31, 2022, 2021 and 2020, respectively, despite the impact of the COVID-19 pandemic.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. In the cruise industry, net yield per available guest night is a frequently referenced metric and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. At the Lindblad segment, net yield per available guest night was $974, $879 and $1,048 in 2022, 2021 and 2020, respectively, despite the impact of the COVID-19 pandemic. Our net yield per available guest night is significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

The Lindblad brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding strategic alliance with National Geographic. We believe we have fostered strong guest and brand loyalty, as is evidenced by our high levels of repeat guests. Historically, approximately 50% of Lindblad guests have previously sailed expeditions with us. We have closely aligned our Lindblad marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the LEX-NG Fund. In the past, we have organized high-level meetings in the Arctic, Antarctic, the Galápagos Islands and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brands with high-quality adventure vacation experiences.

We maintain an active presence on numerous social media platforms, focusing primarily on those with the greatest reach to our target demographic. Developing our brand and growing our digital audience has been a point of emphasis, and we have dramatically increased social followers, as well as engagement and impressions. Our increased efforts around digital marketing and social media have also resulted in significant earned media from brands, influencers and industry partners.

Disciplined Expansion

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring immersive and authentic experiences. This has led to strong growth in the specialty cruise and adventure travel segments, and we believe these trends are continuing following the COVID-19 pandemic. We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity and product offerings, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators.

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

During 2021 we further diversified our product portfolio, with the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences, and Classic Journeys, a leading luxury walking tour company that offers highly curated active small-group and private custom journeys. These businesses are strong compliments to our existing Lindblad and Natural Habitat product offerings, and we are leveraging our experience and resources to accelerate their growth and capitalize on the growing demand for authentic and immersive adventure travel.

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

Our ships allow us to offer guests authentic, up-close experiences in the planet's wild, remote places and at the same time, enjoy a high level of comfort, convenience and safety. High-quality dining is an integral part of our expedition experiences with influences and flavors that reflect the regions being explored, along with traditional fare. Food is sourced locally whenever practicable from sustainable providers and seating is open with a relaxed atmosphere. Our ships offer a range of services and amenities which allow our guests to travel in comfort. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, 24-hour beverage service, internet connection, laundry facilities and a doctor on call.

All of our land tour companies share a commitment to an exceptional guest experience – achieved in part through small groups, best-in-class interpretation and guiding, and local connections built over decades of operating in their destinations. Each company offers a variety of services, activities and equipment specific to their tour segment. We provide equipment for guests such as kayaks, snowshoes, parkas, and bicycles – from high-end road bikes to e-bikes. We transport guests in vehicles specific to the journey such as customized polar rovers for up-close viewing of polar bears on the Tundra, specialized 4x4 off-road vehicles while on safari or dedicated support vehicles that follow the day’s bicycle route distributing refreshments and offering a lift to tired bikers. Experienced, local guides lead guests on journeys while viewing grizzly bears in Alaska, cycling through Tuscany, hiking in Zion, touring ancient ruins in the Amazon, rafting the Grand Canyon or taking in meals with locals in a Mediterranean village.

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

Historically, the majority of our guests have been from the United States. Expedition cruise guests sourced from the U.S. represented approximately 94% of our total global expedition cruise guests’ ticket revenue in 2022, and 98% and 91% in 2021 and 2020, respectively.

Our largest channel for expedition cruise guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or requesting a reservation online at our website. The direct channel represented approximately 40% of expedition cruise guest ticket revenues for 2022 and 39% for 2021 and 2020.

We also generate significant bookings from travel agents and wholesalers, representing approximately 28% of expedition cruise guest ticket revenue for 2022, 26% for 2021 and 30% for 2020. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The three consortiums with which we have preferred partner agreements are Virtuoso, Signature and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales teams meet annually with hundreds of highly-targeted agents, at consortium conferences and training seminars, and in-person at agency offices, to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a significant channel for bookings for our expedition cruise business. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 25% of expedition cruise guest ticket revenues for 2022, 28% for 2021 and 24% for 2020. As part of this relationship, our owned vessels carry the National Geographic name.

The remainder of our expedition cruise bookings, 8% of guest ticket revenues for 2022, and 7% in each of 2021 and 2020, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels. Our detailed brochures and websites present comprehensively our expedition and tour offerings, providing guests with all the information needed to make an informed travel decision. We invest significantly in digital media as part of our guest acquisition efforts with particular focus in paid search.

We operate several websites, www.expeditions.com for our Lindblad expedition cruise offerings, www.nathab.com for our Natural Habitat nature adventures, www.duvine.com for our DuVine cycling adventures, www.offthebeatenpath.com for our Off the Beaten Path guided travel adventures and www.classicjourneys.com for our Classic Journeys handcrafted luxury walking tours. Each website is supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. Consumers are directed to key areas on each website through weekly emails, direct mail, social media, press releases, and advertising. We also routinely offer webinars to provide greater insights into our expeditions, hosted by members of our expedition teams with intimate knowledge of the geographies featured. In 2021, www.expeditions.com launched a fully redesigned website that fits any device or screen and features enriched design and content to better reflect the expedition experience. This new website also provides a significant boost in discoverability, driving awareness and lead generation through improved organic search.

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

We focus on maintaining list pricing of our offerings and any discounting that we pursue is tactical and targeted. In addition to our standard expedition packages, we may be able to offer a complete vessel for charter and may provide incentives for this type of arrangement. Group and multi-generational family travel may also be eligible for additional incentives based upon the voyage, duration and number of guests travelling. From time to time, we may incentivize guests to book with us with a variety of offers, including free or reduced-price air transportation, hotel nights or other value-added items. We offer rewards to our guests through our loyalty program, Friends for Life, to encourage repeat business.

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

Seasonality

Lindblad tour revenues from the sale of guest tickets are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year to year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions, and the applicable regulations of vessel classification societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours.

Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine’s revenues are recorded during the second and third quarters from their spring and summer departures. While Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

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

For U.S. flagged ships, the statutory requirement is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks. Drydock interval and required inspections are statutory requirements controlled under chapters of the International Convention of the Safety of Life at Sea (“SOLAS”) and Classification Society rules. Under these requirements, passenger ships must be inspected in drydock twice in five years, with the maximum duration between each drydock inspection not to exceed three years, and an underwater hull inspection is required annually. To the extent practicable, each ship’s crew and hotel staff remain with the ship during drydocking periods and assist in performing repair and maintenance work. Drydockings are typically planned during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service.

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

Ship based travel was growing rapidly prior to the COVID-19 pandemic and is forecasted to recover strongly with an estimated 33 million annual passengers and $36 billion projected market revenues by 2027, per a 2023 Statista report. Despite this anticipated growth, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market. In addition, in a post-COVID-19 environment, smaller ships allow for a highly controlled environment that is beneficial to implementing stringent cleaning protocols, while also providing for the ability to more efficiently and effectively test our guests and crew as necessary. Additionally, expeditions take place in remote locations where human interactions with persons not on the expedition are limited, so there is less opportunity for external influence. Smaller ships also have the ability to be flexible with regards to existing itineraries and are continually investigating additional itinerary opportunities both internationally and domestically, providing a further competitive advantage.

Specialty Land-Based Activity Segment

Land-based adventure travel is characterized by an emphasis on experience and connection with the visiting surroundings, with typical itineraries containing a number of the following components: nature and the outdoors, physical activity, novel or unique experiences, culture, wellness, sustainability and low environmental impact. Top activities include hiking; culinary, cultural and wellness focused activities; and cycling. The demand for small-group, immersive travel is growing due to traveler preferences shifting towards authentic and individualized travel experiences. According to MarketWatch, the global market for adventure tourism was $1.2 billion in 2020 and is projected to reach $3.7 billion by 2027.

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families. Affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. The 51-60 age group segment accounted for over 25% of adventure tourism market revenue in 2021, according to Grand View Research. We believe that our small ship expedition and small group land tour offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide. Based on the U.S. Census Bureau’s 2021 National Projections, the age group of 50 years and older numbered approximately 121 million individuals in 2021, or approximately 36% of the U.S. population, and is expected to grow 4% to 126 million by 2025.

High Barriers to Entry

The cruise industry in general, and the adventure travel and specialty cruise industries specifically, are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of several well-established and recognizable brands and the time and personal relationships required to develop strong networks of experts, guides and vendors to lead and support experiential travel. Additionally, there are large investments required to build new, sophisticated ships, long lead times necessary to construct new ships and limited newbuild shipyard capacity. Operators must also develop strong travel agent network partnerships and acquire local permits or licenses required to operate in a diverse range of geographies.

Competition

For our ship-based expeditions, we compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Compagnie du Ponant, Hurtigruten, Quark Expeditions, Silversea Expeditions, Seaborne and UnCruise Adventures. We expect our competition in the specialty cruise business to continue to increase in future years as the expedition cruising market continues to grow and large cruise operators seek access to the market through acquisitions or development of their own vessels and operations.

For our land-based expeditions, trips and tours, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Backroads, Butterfield & Robinson, Mountain Travel Sobek and Overseas Adventure Travel.

We also compete with other vacation alternatives, such as land-based resort hotels and sightseeing destinations, for guests’ leisure time.

Environmental and Social

We are driven by the goal of helping people see, feel, discover and appreciate the natural world, increasing awareness and appreciation for the environment and, in turn, caring for the sustainability of our planet. We have been a leader in sustainable, responsible travel for more than 40 years, through raising awareness, adopting green business practices, protecting nature, preserving culture, supporting local communities and artisans and practicing sustainability throughout every level of our operations, from ships to offices. In addition, we are committed to company-wide diversity, equity and inclusion initiatives, including recruitment, hiring and mandatory training for all employees.

Lindblad and Natural Habitat are 100% carbon neutral, with Natural Habitat believed to be the world’s first 100% carbon neutral travel company, and both brands offer a single-use plastic free guest experience. In 2008, the LEX-NG Fund was established to support ocean conservation, the restoration of marine and coastal habitats and environmental stewardship.

Environmental Stewardship

Our staff is involved in organizations such as the International Association of Antarctic Tour Operators and the Association of Arctic Expedition Cruise Operators, which seek to lead the tourism industry with management best practices for visiting places such as Antarctica and the Arctic. We also work with the Charles Darwin Research Station and Charles Darwin Foundation, among other local and regional partners, on conservation initiatives geared toward preserving the Galápagos Islands. We have partnered with Green Marine, the leading environmental certification program in North America’s maritime industry. Green Marine provides the tools, certification structure, and reporting transparency to assist the company in its mission to continually improve environmental performance beyond regulations.

In 2018, we eliminated guest-facing single-use plastics fleet-wide and we have been a carbon neutral company since 2019. To offset the carbon footprint of our business (including fleet operations; expedition operations; staff and crew travel; waste; and other small but measurable sources of emissions), we work with South Pole, Inc., the world's leading developer of international emission reduction projects. We fund projects to utilize technologies including solar, wind, geothermal and hydropower to mitigate, sequester or remove carbon from the atmosphere, which are certified under one of the industry-recognized standards; (i) Verified Carbon Standard, (ii) Gold Standard VER or (iii) Certified Emission Reduction. Our 2022 projects included a hydroelectric powerplant and a geothermal project in Indonesia, and energy efficient cookstoves in Ethiopia, and our 2021 projects included a geothermal project in Indonesia, wind power projects in New Caledonia and Columbia, a solar project in India, and a Hydropower project in Vietnam. All projects in our portfolio support the UN's established Sustainable Development Goals.

At Lindblad, our staff works with several organizations to promote sustainable seafood programs, including (i) the Monterey Bay Aquarium Seafood Watch program, whose scientific-based standards guide seafood producers, industry leaders, organizations, and governments around the globe to improve their fishing practices, (ii) a co-op in the Galápagos Islands committed to ocean conservation and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem.

At Natural Habitat, we have crafted our entire enterprise around the mission of conservation through exploration, protecting our planet by inspiring travelers, supporting local communities and boldly influencing the entire travel industry. Sustaining the world’s wild places and the people who live in and around them is integral to who we are.

Because of our commitment to environmentally friendly travel, Natural Habitat began a relationship with World Wildlife Fund in 2003 as our conservation travel provider. We have provided more than $5 million in support of WWF’s mission to conserve nature and reduce the most pressing threats to the diversity of life on Earth, and our travelers have donated an additional $13.5 million in support of WWF priorities in some of the most precious yet imperiled places on the planet. This innovative partnership benefits our travelers, our company, and the planet as we work together to change the way people think about travel.

Since 2007, Natural Habitat has been a 100% carbon-neutral travel company. In 2019, we also began to offset all our travelers’ flights to and from our global adventure destinations, increasing the total amount of our carbon offsetting by 300-400%.

Natural Habitat has been actively working to mitigate the waste produced on our adventures. In 2011, we opted to eliminate single-use plastic water bottles on our trips. In 2018, we eliminated plastic straws. In 2019, Natural Habitat operated the World’s First Zero Waste Adventure in Yellowstone National Park, an ambitious quest to reduce waste so dramatically that all waste generated on a weeklong trip would fit into one quart-sized bottle. This was accomplished through a combination approach of reusing, refusing, recycling, composting, and ‘terracycling’, which gave the travel industry a comprehensive look at how to minimize and mitigate waste during travel and several best practices documents were created to help shape and influence the industry.

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

Together with our guests, since the Fund was established in 2008, we have granted $18 million to a variety of projects supporting the regions we visit. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects.

During 2022, the LEX-NG Fund provided support for 30 projects in 21 countries and territories. These 2022 projects are supported by $2.9 million in funding from the LEX-NG Fund. The LEX-NG Fund issued 18 unique grants in 2022 to early career conservationists, educators, researchers, and storytellers, plus three unique grants to regional partner, Charles Darwin Foundation, in the Galápagos Islands. It also supported National Geographic Pristine Seas, the Grosvenor Teacher Fellowship program, and six additional regional partners in Southeast Alaska, Baja California, the Galápagos Islands, and the Peruvian Amazon.

All funds for these activities were donated by guests traveling aboard our fleet, proceeds from the sale of 500,000 of the Company’s common shares contributed by the Company, and online donations to the LEX-NH Fund made on the National Geographic Society’s website.

The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board of Directors is currently comprised of five members, including Sven-Olof Lindblad, our founder and board of directors Co-Chairperson, Ian Miller, Chief Science and Innovation Officer at the National Geographic Society, and Alex Moen, Chief Explorer Engagement Officer at the National Geographic Society.

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

As of December 31, 2022, together with our subsidiaries, we had approximately 890 employees, including approximately 460 shipboard employees, and approximately 400 full-time and 20 part-time employees in our shoreside operations.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We look for enthusiastic team members who are accomplished in their field, excellent communicators, good leaders, and have a passion for travel. A driving guiding principle is to ensure that everything adds value to the guest experience, and our office personnel, expedition staff and marine teams work diligently to ensure that our guests receive exceptional experiences and service. It is our daily interactions with guests that help them appreciate the history and natural history of each location, find inspiration, adventure and have a once in a lifetime experience. This guiding principle also looks to further employee retention by honoring the value of employee service and actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages, and providing valuable fringe benefits that aid in retention of our top-performing employees. We align base and variable pay with the external market, to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market. We provide a variety of benefits including, but not limited to, healthcare coverage, 401(k) retirement savings and travel opportunities on our expeditions for free or at reduced cost.

The safety, health and wellness of our employees is a top priority. The Company promotes the health and wellness of its employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum, with no increase to benefit premiums for employees in 2023. For our employees’ health and wellness, we provide 24/7 access to a mobile and website wellness applications, offering live group learning, peer support and educational videos for a wide range of onsite and virtual classes in mind, body, and spirit topics.

Fluctuations may occur within our workforce due to seasonality, expedition itineraries and the number of vessels in operation throughout the year. We try to manage our attrition, approving the replacement of key positions that we believe are critical to sustaining improved business performance and guest satisfaction. We also analyze departure data so we can continually improve upon the employee experience. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies and the identification of potential successors.

Regulation

Our ships are regulated by laws, regulations, and treaties set in force by the various international, national, state, and local jurisdictions in which we operate. Company-owned ships are registered in the U.S., the Bahamas, or Ecuador, as applicable, and each ship is subject to regulations issued by its country of registry. These countries are signatories to the International Maritime Organization (“IMO”), an agency of the United Nations responsible for improving shipboard safety, security, and pollution prevention. Each country of registry conducts periodic inspections to verify compliance with these regulations. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally.

Ships operating out of U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with international treaties and U.S. maritime regulations, and onboard inspections are regularly conducted by the U.S. Public Health Service and the Centers for Disease Control and Prevention to confirm compliance with the USPH/CDC’s Vessel Sanitation Program (“VSP”). Ships are also subject to similar inspections pursuant to the laws and regulations of other countries visited. Health, safety, security, environmental and financial responsibility issues are, and will continue to be, an area of focus by the relevant government authorities in the U.S. and internationally.

From time to time, various regulatory and legislative changes may be adopted that could impact operations and subject us to increasing compliance costs in the future.

Safety and Security Regulations

Our ships are required to comply with the applicable safety standards established by SOLAS. SOLAS mandates, among other things, requirements for ship design, structural features, materials, construction, life-saving equipment, and management for the safe operation of ships. These standards are revised periodically. SOLAS incorporates the International Safety Management Code (“ISM Code”) as the international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators. Our operations and ships are regularly audited by internal and external authorities, maintaining the required certificates of compliance within the ISM Code.

Our ships comply with strict national and international security requirements. SOLAS regulations pertaining to security are outlined in the International Ship and Port Facility Security Code (“ISPS Code”), and all vessels that operate in U.S. ports are subject to the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To meet these standards, security measures have been implemented within individual vessel security plans and are assessed regularly. Security plans for all ships are submitted to, and approved by, the respective countries of registry for compliance with the ISPS Code and the MTSA.

Environmental Regulations

In addition to other local, national, and international requirements relating to environmental protection, company ships are subject to IMO regulations under the International Convention for the Prevention of Pollution from Ships (the “MARPOL regulations”). These regulations include requirements designed to minimize air emissions and ship pollution in the marine environment. The company is fully compliant under MARPOL and maintains the relevant international certifications related to the management of oil, sewage, and air pollution prevention for all our ships.

MARPOL regulations imposed global limitations on the sulfur content of fuel used by ships operating worldwide and established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions in these areas. As of February 2014, there were four established ECAs: the Baltic Sea, the North Sea/English Channel, the United States/Canadian coasts, and the United States Caribbean Sea area. Currently, ships operating in ECAs are required to operate on fuel with a sulfur content of not more than 0.1% m/m (mass by mass). Ships operating elsewhere are subject to a limit of not more than 0.5% m/m.

In July 2011, MARPOL regulations introduced mandatory measures to reduce greenhouse gas emissions that included the utilization of an Energy Efficiency Design Index (“EEDI”) for new ships and the implementation of a Ship Energy Efficiency Management Plan (“SEEMP”) for all ships. The EEDI is performance-based and requires a minimum energy efficiency level per capacity mile, calculated with a formula based on the unique technical design of a ship. The SEEMP provides an approach for establishing a method to improve the energy efficiency of a ship in a cost-effective manner.

If regulatory bodies amend and enforce the implementation of more stringent environmental regulations, adjustments required may increase compliance costs as relevant to our operations.

The Coastwise Laws

Our U.S.-flagged vessels, the National Geographic Sea Bird, the National Geographic Sea Lion, the National Geographic Quest, and the National Geographic Venture, are subject to the U.S. laws relating to the transport of passengers between U.S. ports in the U.S. coastwise trade, commonly referred to as the “Coastwise Laws.”

For reference, the laws relating to passenger vessels are principally contained in 46 U.S.C. §55103 and the federal regulations promulgated thereunder. Subject to limited exceptions, vessels transporting passengers between ports in the United States, whether directly or by the way of foreign port, must be “coastwise qualified.” To be qualified, a vessel must be owned and operated by “citizens of the United States,” within the meaning of the governing laws and regulations. In the case of a corporation: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation, and each person authorized to act in the absence or disability of such persons, must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be beneficially owned by U.S. citizens.

Labor Regulations

The International Labour Organization, (“ILO”) an agency of the United Nations that develops worldwide employment standards, adopted a Consolidated Maritime Labour Convention (the “Convention”) in 2006, which became effective in August 2013. The Convention reflects a broad range of standards and conditions governing all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements, status of crewmembers, and crew recruitment practices. Each of our ships, except for our ships operating in Ecuador (not a signatory to the Convention), have received its certification of compliance with the requirements of the Convention.

Consumer Financial Responsibility Regulations

U.S. law requires that operators of passenger vessels embarking passengers at U.S. ports are certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our U.S.-embarking expeditions of the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest, National Geographic Venture, National Geographic Endurance, and the National Geographic Resolution through an escrow account for passenger deposits and through our liability insurers.

Regulations Regarding Protection of Disabled Persons

Our U.S.-flagged vessels, the National Geographic Sea Bird, National Geographic Sea Lion, National Geographic Quest, and the National Geographic Venture are subject to the Americans with Disabilities Act (“ADA”), which creates affirmative requirements intended to facilitate access by disabled persons. The ADA requires that our U.S.-flagged vessels make “reasonable accommodation” in their policies, practices, and procedures to facilitate the carriage of passengers with disabilities.

In June 2013, the U.S. Architectural and Transportation Barriers Compliance Board proposed guidelines for the construction and alteration of passenger vessels to ensure that the vessels are readily accessible to, and usable by, passengers with disabilities. When finalized, these guidelines will be used by the U.S. Department of Transportation and U.S. Department of Justice to implement mandatory and enforceable standards for passenger vessels covered by the Americans with Disabilities Act. At this time, we cannot accurately predict whether we will be required to make material modifications or incur significant additional expenses given the status of the proposed guidelines.

Local Regulations

The company’s ability to follow a planned itinerary for any expedition cruise may be affected by several factors, such as local regulations or restrictions on access (including access to protected and preserved areas).

Corporate Information

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

Some of these risks include:

●	events and conditions around the world, including war and other military actions, such as the Russian-Ukraine conflict, the political unrest in Peru, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus, the Russia-Ukraine conflict, the political unrest in Peru, or another unexpected event;

●

the impacts of inflation, the COVID-19 virus and/or the Russia-Ukraine conflict and/or the political unrest in Peru, on our financial condition, liquidity, results of operations, cash flows, employees;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the impacts of inflation and negative economic conditions or negative economic outlook on the demand for expedition travel;

●	adverse worldwide economic, geopolitical or other conditions could reduce the demand for expedition travel;

●	adverse publicity concerning the cruise industry in general;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain or renew (on favorable terms or at all) our partnerships with National Geographic and World Wildlife Fund;

●	compliance with financial and/or operational covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	loss of business due to competition;

●	the result of future financing efforts;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	compliance with new or existing laws and regulations, including environmental regulations, travel advisories and restrictions; and

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Risks Related to the Demand for Expedition Travel

Events and conditions around the world, including war and other military actions, such as the Russian/Ukraine conflict, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for expedition travel, impacting our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the conflict resulting from the Russian invasion of Ukraine, the political unrest in Peru, and other general concerns. The current invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

Restrictions or extended restrictions, on expedition travel in general, have materially adversely affected our business and could materially adversely affect our financial condition and liquidity.

Although many travel restrictions have been lifted or eased, such measures may be reimposed or extended. Any cases of COVID-19 or any other health outbreak on one of our vessels could result in a subsequent suspension of travel or limit our ability to disembark guests from such vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will not implement new travel restrictions which would impact our ability to sail scheduled itineraries. In addition, following the ease of travel restrictions, there is no assurance that guests will immediately recommence travel to pre-pandemic levels. Travel restrictions have materially adversely impacted our business and operations, and existing or new travel restrictions or lower guest demand would have a material adverse impact on our results of operations, financial condition and liquidity.

In addition, the industry has already been and may again in the future be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations or result in cancellations. We cannot predict with certainty any future travel bans, COVID-19 or other outbreaks on our vessels or the general demand for expedition travel as a result of the COVID-19 virus or other health issue. In addition, we cannot predict the impact COVID-19 will have on our partners in the future, such as shipyards for new builds, travel advisors, suppliers and other vendors, and on our land-based travel subsidiaries.

Given the dynamic nature of this situation, we cannot reasonably estimate or predict the impact of a future cessation of operations on our costs and future prospects. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of future cancellations or rescheduling, as applicable, of our expeditions, which may be further extended, and the public’s concern regarding the health and safety of travel, especially by ship, and related decreases in demand for travel. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company, our expedition destinations and offerings, and the public’s concerns regarding the health and safety of travel generally, as well as regarding the industry and our ships specifically. In addition, an outbreak among our employees could cause cancellations or make it difficult to operate and find additional labor.

We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 or other events and may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.

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

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic and geopolitical conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Uncertain economic conditions also impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels. Demand for our expeditions may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, civil unrest and governmental changes, health pandemics and other events can decrease consumer demand and result in reduced pricing for expeditions in areas affected by such conditions.

In past recessions, demand for our expeditionary travel offerings has been significantly negatively impacted, resulting in lower occupancy rates and adverse pricing. Current economic forecasts for significant increases in unemployment in the U.S. and other regions is likely to continue to have a negative impact on demand for our expeditions, and these impacts could exist for an extensive period of time.

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

We have an on-going partnership with National Geographic, and any termination or alterations to this relationship would likely have an adverse effect on our business. Pursuant to such agreements, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes, and we and our guests have access to National Geographic photographers, naturalists and other experts. The National Geographic relationship also serves as a significant channel for bookings for our expedition cruise business. Our alliance with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 25% of expedition cruise guest ticket revenues for 2022, 28% for 2021 and 24% for 2020.

National Geographic has the right in certain instances to unilaterally terminate the Alliance and License Agreement with us, including: in the event of a change of control in which Sven-Olof Lindblad's designated successor ceases to hold a senior management role with the Company; our failure to achieve specified year-over-year percentage revenue growth requirements; or a failure to meet the conditions necessary to maintain the relationship through 2025. The potential continuation of the partnership beyond the current contract period ending December 31, 2025 is subject to ongoing discussion between the parties.  If any of our agreements with National Geographic are terminated or modified in any material respect, due to any of the reasons set forth above or otherwise, or the agreements expire, without being extended, without entering into a new agreement, or we enter into a new agreement with less favorable terms or economics, or with terms that require additional capital investment, our results of operations may be materially adversely affected.

Ship repair, revitalization delays or mechanical issues on existing vessels may result in cancellation of expeditions or unscheduled drydockings and repairs and, thus, adversely affect our results of operations.

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

Although we have no new builds currently in construction, we do drydock vessels for repairs or modifications annually, and we may increase the size of our fleet by constructing or renovation additional vessels in the future. Vessel building, modification and repairs are subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

●	unforeseen engineering or construction problems;
●	changes to design specifications;
●	delays or unanticipated shortages with respect to necessary materials, equipment or skilled labor;
●	inability to obtain the requisite permits, approvals or certifications from governmental authorities and the applicable classification society upon completion of work;
●	financial difficulties of the shipyard building a vessel, including bankruptcy;
●	lack of shipyard availability;
●	work stoppages;
●	weather interference; and
●	unforeseen changes in any vessel review and/or approval processes or methodologies by authorities.

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

We must make substantial capital expenditures to maintain and/or expand our fleet, and we may not be able to obtain sufficient financing or capital on favorable terms or at all.

We must make substantial capital expenditures to maintain our fleet in good working order. Maintenance capital expenditures include those associated with dry docking a vessel or modifying an existing vessel. These expenditures could increase as a result of changes in the cost of labor and materials, customer requirements, increases in our fleet size or the cost of replacement vessels, governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels drydocked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

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

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. Many new expedition class ships have been ordered or are already under construction for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary, and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. We expect our competition in the specialty cruise business to increase in future years as established and newer operators in the expedition market are forecasted to launch numerous vessels into the market over the next two years, either as expansion or vessel replacements. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

We may lose business to competitors throughout the vacation market.

We operate in the vacation market, and adventure travel is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other expedition and adventure travel operators, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours.

We face significant competition from other vacation and adventure travel operators and cruise companies on the basis of pricing, destination, travel advisors’ preference, and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination, is fragmented, and is primarily comprised of private operators. Currently, we do not directly compete with large cruise vessels. However, in the event large cruise operators further expand into offering smaller sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

In the event that we do not differentiate our offerings or otherwise do not compete effectively with other vacation and adventure travel operators and cruise companies, our results of operations and financial position could be adversely affected.

Unavailability of ports of call may adversely affect our results of operations.

The availability of ports and destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, and regulations, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have, geopolitical developments, such as the Russia/Ukraine conflict, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, fuel costs may adversely impact the destinations on certain of our itineraries.

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

We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations, potential changes in local laws, rules and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws and regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to adequately address these risks, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

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

Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn, could negatively affect our results of operations and cash flows.

Our efforts to expand our business into new markets, complete acquisitions or realize the anticipated benefits thereof may not be successful.

Expansion into new markets requires significant levels of investment. There can be no assurance that any new markets will develop as anticipated or that we will have success in any new markets and, if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

We also expect to continue to pursue acquisitions in the future, which are subject to, among other factors, our ability to identify attractive business opportunities and negotiate favorable terms for such opportunities. Accordingly, we cannot make any assurances that past or future acquisitions will be completed timely or at all or that, if completed, we would realize the anticipated benefits of such acquisition. Acquisitions also carry inherent risks such as, among others: (i) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (ii) difficulty in aligning procedures, controls and/or policies; and (iii) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may also adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.

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

Failure to develop the value of our brands and differentiate our products could adversely affect our results of operations.

Our success depends on the strength and continued development of our expedition brands and on the effectiveness of our brand strategies. Failure to protect and differentiate our brands from competitors throughout the vacation market could adversely affect our results of operations.

We have a relationship with World Wildlife Fund (“WWF”), and the termination or alterations in this relationship may have an adverse effect on our Natural Habitat business.

WWF is a leading conservation organization whose mission is to conserve nature and reduce the most pressing threats to the diversity of life on Earth. Natural Habitat partners with WWF to offer conservation travel through a license agreement that allows Natural Habitat to use the WWF name and logo in return for a royalty fee, through December 2023.

If Natural Habitat’s license agreement with WWF was terminated or modified in any material respect, or the agreement expires in December 2023 without being extended or without entering into a new agreement, our results of operations for the Land Experiences segment may be materially adversely affected.

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

Our operating costs could continue to increase due to market forces, inflation, supply chain disruptions and economic or geopolitical factors beyond our control.

Our capital expenditure and operating costs, including food, hotel, payroll, fuel, maintenance and repair, airfare, taxes, insurance and security costs, have risen throughout 2022 and are subject to future increases due to market forces, inflation, supply chain disruptions and economic or political conditions or other factors beyond our control. If prices continue to rise significantly in a short period of time, we may be unable to sufficiently increase fares or other fees to fully offset our increased costs. Increases in capital expenditures and operating costs generally negatively adversely affect our profitability.

Historically, we have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available in the future, particularly for war risk insurance. All of our insurance coverage is subject to certain limitations, exclusions and deductible levels.

We may be unable recruit, develop and retain qualified shipboard personnel who need to live away from home for extended periods of time and other qualified employees, which may adversely impact our business operations, guest services and satisfaction.

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

Most of our guests depend on scheduled commercial airline services to transport them to or from the ports or places where our expeditions start or end. Increases in the price of airfare would increase the overall price of the expedition vacation to our guests, which may adversely impact demand for our expeditions. In addition, changes in the availability of commercial airline services (whether due to price increases, COVID-19 issues, a reduction in direct flights, flight cancellations or other factors) could adversely affect our guests’ ability to obtain air transport, which could adversely affect our results of operations.

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

Our principal executive offices are located in New York, New York, our principal shoreside operations are located in Seattle, Washington, our shoreside Galápagos’ offices in Ecuador, and our subsidiary operation offices are located in Louisville, Colorado, Bozeman, Montana, Somerville, Massachusetts, and La Jolla, California. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We carry business interruption insurance to transfer standard insurable risks for our shoreside operations and cyber liability for our information systems. Any losses or damages incurred by us in excess of our insurance coverage could have an adverse impact on our results of operations.

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

We are in the process of implementing new reservations and CRM systems to modernize and improve current capabilities. The new systems are intended to combine enterprise resource planning solutions, machine learning and custom-built applications to address, among other areas, account management, billing and customer service. The new systems also intend to improve functionality and information flow, help generate higher revenues and increase automation in servicing our customers through the use of artificial intelligence.

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

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

While we maintain comprehensive insurance and believe that our current coverage is at appropriate levels, we are not protected against all risks, and there can be no assurance that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. Our protection and indemnity (“P&I”) liability insurance is placed on a mutual basis, and we are subject to additional premium calls in amounts based on claim records of all members of the P&I Club (i.e., mutual association) in which our ships are entered. We are also subject to additional premium assessments including, but not limited to, investment or underwriting shortfalls experienced by the P&I Club. If we were to sustain significant losses in the future, our ability to obtain insurance coverage at all or at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

Regulatory Risks

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. In addition, numerous other states, such as Colorado and Virginia, also have privacy laws like the CCPA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Despite our leverage, we may incur more debt, including secured debt, which could adversely affect our business and prevent us from fulfilling our obligations with respect to the $360,000,000 aggregate principal amount of outstanding 6.750% Senior Secured Notes due 2027 (the “Notes”).

We may incur additional debt in the future, including secured indebtedness, with up to $45.0 million of available capacity under a revolving credit facility, and indebtedness of subsidiaries to which the Notes would be structurally subordinated. If the applicable subsidiary is a guarantor, then the guarantee of the Notes by such subsidiary would be structurally pari passu with such subsidiary’s other senior indebtedness. Except for the restrictions set forth in the indenture governing the Notes, the new credit agreement and our senior secured credit agreements, we are not restricted from incurring additional debt or refinancing our debt. Although the indenture governing the Notes and the agreements governing the credit agreement and our senior secured credit agreements contain restrictions on the incurrence of additional debt by us or our subsidiaries, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt, including secured debt, that could be incurred in compliance with these restrictions could be substantial.

If new debt is added to our existing debt levels, the related risks that we now face would increase.

We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our other debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot be assured that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.

The impact of volatility and disruptions in the global credit and financial markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship contractual payments.

There can be no assurance that we will be able to access additional debt and/or credit facilities on terms as favorable as our current debt, on commercially acceptable terms, or at all. Inflation or economic downturns, including failures of financial institutions and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties under our credit facilities, derivatives, contingent obligations and insurance contracts to be unable to perform their obligations or to breach their obligations to us under our contracts with them, which could include failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. Also, we may be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for their failure to perform their obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us or an ineffective instrument.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.

Any circumstance or event that leads to a decrease in consumer cruise and land-based travel spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, the expedition cruise industry or the travel industry, could negatively affect our operating cash flows. Although we expect that we will have sufficient cash flows from operations, and expect we will have sufficient access to capital to fund our operations and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace outstanding debt and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the condition of the financial markets, our financial performance and credit ratings and the performance of our industry in general.

Any inability to satisfy any covenants required by existing or future credit facilities could adversely impact our liquidity.

Our Notes, and our senior secured credit agreements (the “First Export Credit Agreement” and the “Second Export Credit Agreement”), as amended, contain certain financial covenants and are secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants, or successfully amend our covenants, could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Any inability to satisfy any covenants required by our debt agreements could result in an acceleration of certain of our indebtedness.

We are subject to various covenants in the instruments governing our debt. Any failure to comply with such terms, conditions, and covenants could result in an event of default under our current or future indebtedness. Further, if an event of default were to occur under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, terminate all commitments to extend further credit, foreclose or otherwise enforce against all the assets comprising the collateral securing or otherwise supporting such debt and pursue other legal remedies. The instruments governing our debt may also contain cross default provisions or cross acceleration provisions that could cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under our outstanding debt instruments or settle other outstanding contracts if such amounts were accelerated upon an event of default. We may need to conduct an asset sale or pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. There can be no assurance that our assets, including any applicable collateral, would be sufficient to fully repay our current or any future debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt (including the notes), the holders of such debt could proceed against the collateral securing such indebtedness.

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

Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to service our debt, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations. Our subsidiaries are separate and distinct legal entities and, unless they are guarantors, have no obligation, contingent or otherwise, to make payments on our obligations or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations. As a result, we may not be able to pay all the cash obligations under our obligations.

We may be unable to repay or repurchase our outstanding notes at maturity.

At maturity, the entire outstanding principal amount of our $360.0 million Notes, together with accrued and unpaid interest, if any, will become due and payable. We may not have the funds to fulfill these obligations or the ability to renegotiate these obligations. If, upon the maturity date, other arrangements prohibit us from repaying the Notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we were not able to obtain such waivers or refinance these borrowings, we would be unable to repay the Notes.

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

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions. The payment of any dividends is within the discretion of our Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. In addition, restrictions in our indentures governing our Notes and revolving credit facility include certain limitations on our ability to pay dividends. As a result, any gain you will realize on our securities will result solely from the appreciation of such securities.

We are restricted from paying dividends or other certain payments under our financing arrangements.

We are restricted, due to restrictions related to the now-terminated Main Street Loan Facility program for one-year after repayment, from declaring or paying dividends on our common stock, or making certain other payment or distribution, whether in cash, securities or other property, other than qualified capital stock, or any payment, other than qualified capital stock, including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancelation or termination of any equity interests in us, in our subsidiaries or any option, warrant or other right to acquire any such equity interests in in us or our subsidiaries. We repaid the Main Street Loan Facility in February 2022.

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

Our principal executive office is located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, our Off the Beaten Path office in Bozeman, Montana, our DuVine Cycling and Adventure office in Somerville, Massachusetts, our Classic Journeys office in La Jolla, California, a media studio in Burlington, Vermont and warehouse space in Seattle, Washington for our shoreside operations. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

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

Holders

As of January 31, 2023, there were 180 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings for use in our business operations and for purchases of our common stock, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant. Additionally, we were restricted from declaring or paying dividends on our common stock through February 4, 2023, due to restrictions related to the now-terminated Main Street Expanded Loan Facility program that remained in place for one-year upon repayment.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2022.

Repurchases of Securities

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. The Repurchase Plan was suspended through February 4, 2023, due to restrictions related to the now-terminated Main Street Expanded Loan Facility program that remain in place for one-year upon repayment. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2022.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may be purchased under approved plans or programs
October 1 through October 31, 2022	615	$8.32	$-	$11,974,787
November 1 through November 30, 2022	14,616	9.92	-	11,974,787
December 1 through December 31, 2022	18,375	7.77	-	11,974,787
Total	33,606		$-

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2017 to December 31, 2022 with the performance of the Standard & Poor’s 500 Composite Stock Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2017 and reinvestment of dividends.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
LIND	$100.00	$137.49	$167.11	$174.87	$171.09	$78.65
S&P 500	100.00	93.76	120.48	140.49	178.27	143.61
FTSE 100 Index	100.00	87.06	98.11	84.04	96.06	96.93

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors” and “Business.”

Overview

We provide expedition cruising and land-based adventure travel fostering a spirit of exploration and discovery, using itineraries featuring up-close encounters with wildlife and nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is to offer life-changing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of ten owned expedition ships and operate five seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Ramp of Operations

We resumed operations in June 2021 and since then have continually ramped our operations, providing immersive expeditions across all of our owned vessels and land businesses.  Travel restrictions related to COVID-19 have diminished dramatically, and we will continue to resume operations in additional geographies throughout 2023. Where travel restrictions remain, which primarily includes a limited number of itineraries impacted by the Russia-Ukraine conflict and the political unrest in Peru, we are adjusting itineraries where possible, and working with guests to reschedule travel plans and refund payments or issue future travel certificates, as applicable. Previously, due to the spread of the COVID-19 virus and the effects of travel restrictions around the world, we had suspended or rescheduled the majority of our expeditions departing between March 16, 2020 through May 31, 2021.

2022 Highlights

During 2022, we continually ramped our operations and have provided immersive expeditions to our guests, on all ten of our owned and operated vessels, to Alaska, Antarctica, the Arctic, Baja California’s Sea of Cortez, British Columbia, Canada's Northwest Passage, French Polynesia, the Galápagos Islands, Greenland, Iceland, Norway, the Pacific Northwest, South America and elsewhere. During third quarter 2022, we launched the National Geographic Islander II, for expeditions in the Galápagos Islands, replacing the National Geographic Islander. We also operated three of our charter vessels during the year, sailing expeditions on the Amazon, in Egypt, the Adriatic and the Mediterranean seas.

2022 was the first full year of operations of our 2021 acquisitions, Off the Beaten Path, DuVine and Classic Journeys under our Land Experiences segment, introducing many new travelers to the Lindblad Company and adding significant revenue growth. Our Land Experiences segment provided over 2,000 adventures and trips to more than 16,000 guests during 2022, with itineraries that included our new Alaska bear camp, visiting the polar bears in Churchill, Canada, traveling through the U.S. parks in the Rocky Mountains, Italy, France, Portugal, Iceland and South America.

During May and October 2022, we amended our senior secured credit agreements to, among other things, extend the waiver of the net leverage ratio covenant through December 31, 2022, and to use an annualized EBITDA calculation in our net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023.

During February 2022, we issued $360.0 million of 6.75% senior secured notes due 2027 and entered into a new $45.0 million revolving credit facility, which remains undrawn and matures February 2027. We used the proceeds from the notes to prepay in full all outstanding borrowings under our prior term loan, including the Main Street Expanded Loan Facility, and revolving credit facility, and paid all related premiums, terminating in full our existing credit agreement and the commitments thereunder.

During February 2022, our cupos necessary for tours in the Galápagos Islands were contractually renewed for a 20-year period.

Bookings Trends

We have substantial advanced reservations for future travel despite some continued impact from the COVID-19 virus, including, but not limited to, elevated cancellations, as well as some impact related to itinerary changes due to the Russia-Ukraine conflict. Bookings for 2023 are 47% ahead of the bookings for the full year 2019 at the same point in 2019.

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2022, 2021 and 2020;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	guest ticket revenues recognized from the sale of guest tickets; and

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine's revenues are recorded during the second and third quarters from their spring and summer season departures, while Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

Results of Operations – Consolidated

Our reported consolidated results of operations for the years ended December 31, 2022, 2021 and 2020 are shown in the following table:

	For the years ended December 31,
(In thousands)	2022	2021	Change	%	2020	Change	%
Tour revenues	$421,500	$147,107	$274,393	187%	$82,356	$64,751	79%

Cost of tours	283,217	124,484	158,733	128%	72,931	51,553	71%
General and administrative	96,291	65,445	30,846	47%	45,508	19,937	44%
Selling and marketing	60,996	28,484	32,512	114%	20,231	8,253	41%
Depreciation and amortization	44,042	39,525	4,517	11%	32,084	7,441	23%
Operating loss	$(63,046)	$(110,831)	$47,785	43%	$(88,398)	$(22,433)	(25%)
Net loss	$(108,160)	$(119,168)	$11,008	9%	$(100,140)	$(19,028)	(19%)
Undistributed loss per share available to stockholders:
Basic	$(2.23)	$(2.41)	$0.17		$(2.01)	$(0.40)
Diluted	$(2.23)	$(2.41)	$0.17		$(2.01)	$(0.40)

Comparison of Years Ended December 31, 2022 and 2021 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2022 increased $274.4 million, or 187%, to $421.5 million compared to $147.1 million for the year ended December 31, 2021. At the Lindblad segment, tour revenues increased by $195.6 million and Land Experiences segment increased $78.8 million primarily due to the ramp of operations during 2022 and higher pricing. The Land Experiences segment also included a full year of results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Cost of Tours

Total cost of tours for the year ended December 31, 2022 increased $158.7 million, or 128%, to $283.2 million compared to $124.5 million for the year ended December 31, 2021. The Lindblad segment cost of tours increased $115.6 million and the Land Experiences segment increased $43.1 million primarily related to the ramp of operations during 2022. The Land Experiences segment also included the full year results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 increased $30.8 million, or 47%, to $96.3 million compared to $65.4 million for the year ended December 31, 2021. At the Lindblad segment, general and administrative expenses increased $18.5 million from the prior year primarily due to increased personnel costs related to the ramp of operations and higher credit card commissions due to strong booking environment. At the Land Experiences segment, general and administrative expenses increased $12.3 million primarily due to an increase in personnel costs due to operating additional trips and tours, higher credit card commissions due to a strong booking environment and the full year impact of the acquisitions of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Selling and Marketing Expenses

Selling and marketing expenses increased $32.5 million, or 114%, to $61.0 million for the year ended December 31, 2022 compared to $28.5 million for the year ended December 31, 2021. At the Lindblad segment, selling and marketing expenses increased $24.0 million, primarily due to increased commission expense and marketing spend related to the ramp of operations. At the Land Experiences segment, selling and marketing expenses increased $8.5 million, primarily due to increased marketing spend and higher commissions associated with the ramp in operations and from the full year impact of the acquisitions of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.5 million, or 11%, to $44.0 million for the year ended December 31, 2022 compared to $39.5 million for the year ended December 31, 2021, primarily due to depreciation for the National Geographic Resolution added to the fleet in September 2021, depreciation of assets placed into service to support our digital initiatives, and the amortization of acquired intangibles.

Other Expense

Other expenses were $39.0 million for the year ended December 31, 2022, compared to other expenses of $10.4 million for the year ended December 31, 2021. The $28.7 million increase was primarily due to:

●

a $12.9 million increase in interest expense, net to $37.5 million in 2022, primarily due to additional drawdowns throughout 2021 under our export credit agreements related to the delivery of the National Geographic Resolution, as well as increased principal of our corporate debt as a result of the debt refinancing in February 2022 and higher rates across our debt facilities; and

●	a $15.8 million increase in other expense primarily due to the write-off of $9.0 million of deferred financing costs and $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, during 2022, and recognition of $11.6 million in income related to expenses covered under the grant for the Coronavirus Economic Relief for Transportation Services (“CERTS”) Act recognized in 2022 compared to $15.4 million recognized in 2021.

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

Other Expense

Other expenses were $10.4 million for the year ended December 31, 2021, compared to other expenses of $21.5 million for the year ended December 31, 2020. The $11.2 million decrease was primarily due to the following:

●	$15.4 million in other income related to expenses covered under the CERTS grant received during 2021;
●	a $7.9 million increase in interest expense, net to $24.6 million during 2021, primarily due to increased borrowings related to our new vessel builds and higher rates under our debt facilities; and
●	a $1.3 million loss in foreign currency translation, due primarily to the maturity of foreign currency hedges related to the installment payment for the National Geographic Resolution in 2021 compared to a $4.8 million loss primarily due to maturity of a foreign currency hedges for the ship in 2020.

Results of Operations – Segments

Selected results for our segments for the years ended December 31, 2022, 2021 and 2020 are below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2022	2021	Change	%	2020	Change	%
Tour revenues:
Lindblad	$278,449	$82,842	$195,607	236%	$69,620	$13,222	19%
Land Experiences	143,051	64,265	78,786	123%	$12,736	51,529	405%
Total tour revenues	$421,500	$147,107	$274,393	187%	$82,356	$64,751	79%
Operating (loss) income:
Lindblad	$(77,871)	$(111,477)	$33,606	30%	$(78,573)	$(32,904)	(42%)
Land Experiences	14,825	646	14,179	NM	$(9,825)	10,471	NM
Total operating loss	$(63,046)	$(110,831)	$47,785	43%	$(88,398)	$(22,433)	(25%)
Adjusted EBITDA:
Lindblad	$(29,154)	$(67,242)	$38,088	57%	$(44,398)	$(22,844)	(51%)
Land Experiences	17,628	3,199	14,429	NM	$(7,774)	10,973	NM
Total adjusted EBITDA	$(11,526)	$(64,043)	$52,517	82%	$(52,172)	$(11,871)	(23%)

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2022 and 2021

Tour Revenues

Tour revenues for the year ended December 31, 2022 increased $195.6 million, or 236%, to $278.4 million compared to $82.8 million for the year ended December 31, 2021. The increase was primarily driven by the continued ramp in expeditions and higher pricing compared with 2021.

Operating Income

Operating loss improved $33.6 million to a loss of $77.9 million for the year ended December 31, 2022 compared to a loss of $111.5 million for the year ended December 31, 2021. The improvement was driven primarily by the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth, higher marketing costs to drive future growth and increased depreciation mainly from the delivery of the National Geographic Resolution.

Comparison of Years Ended December 31, 2021 and 2020

Tour Revenues

Tour revenues for the year ended December 31, 2021 increased $13.2 million, or 19%, to $82.8 million compared to $69.6 million for the year ended December 31, 2020. The increase was primarily driven by the ramp of operations beginning in June 2021 following the cancellation, disruption and rescheduling of expeditions due to COVID-19 since March 2020.

Operating Income

Operating loss increased $32.9 million to a loss of $111.5 million for the year ended December 31, 2021 compared to a loss of $78.6 million for the year ended December 31, 2020. The increase was primarily driven by higher costs associated with the resumption of expeditions during June 2021, costs related to adding the National Geographic Resolution to the fleet during 2021 and a full year of expenses associated with operating the National Geographic Endurance, which was added to the fleet in 2020.

Results of Operations – Land Experiences Segment

Comparison of Years Ended December 31, 2022 to December 31, 2021

Tour Revenues

Tour revenues for the year ended December 31, 2022 increased $78.8 million, or 123%, to $143.1 million compared to $64.3 million in 2021, primarily as a result of operating additional trips during 2022, higher pricing and the inclusion of the full year results for Off the Beaten Path, DuVine and Classic Journeys, which were acquired in 2021.

Operating Income

Operating income increased $14.2 million to $14.8 million for the year ended December 31, 2022 compared to operating income of $0.6 million in 2021. The increase in operating income was primarily a result of operating additional trips during 2022 and the inclusion of the full year results for Off the Beaten Path, DuVine and Classic Journeys, which were acquired in 2021.

Comparison of Years Ended December 31, 2021 to December 31, 2020

Tour Revenues

Tour revenues for the year ended December 31, 2021 increased $51.5 million, or 405%, to $64.3 million compared to $12.7 million in 2020, primarily due to the ramp up of operations during 2021 and the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Operating Income

Operating income increased $10.5 million to $0.6 million for the year ended December 31, 2021 compared to a loss of $9.8 million in 2020. The increase was primarily a result of higher revenues from the ramp up of operations during 2021 and the inclusion of the results of Off the Beaten Path, DuVine and Classic Journeys, which were acquired during 2021.

Adjusted EBITDA – Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2022	2021	2020
Net loss	$(108,160)	$(119,168)	$(100,140)
Interest expense, net	37,495	24,578	16,692
Income tax expense (benefit)	6,076	(2,019)	(9,805)
Depreciation and amortization	44,042	39,525	32,084
Loss on foreign currency	1,236	1,265	4,772
Other expense (income)	307	(15,487)	83
Stock-based compensation	6,992	5,563	2,388
National Geographic fee amortization	-	-	727
Other	486	1,700	1,027
Adjusted EBITDA	$(11,526)	$(64,043)	$(52,172)

The following tables outline the reconciliation for each segment from operating income (loss) to Adjusted EBITDA:

Reconciliation of Operating Income to Adjusted EBITDA

Lindblad Segment	For the years ended December 31,
(In thousands)	2022	2021	2020
Operating loss	$(77,871)	$(111,477)	$(78,573)
Depreciation and amortization	41,275	37,516	30,033
Stock-based compensation	6,992	5,429	2,388
National Geographic fee amortization	-	-	727
Other	450	1,290	1,027
Adjusted EBITDA	$(29,154)	$(67,242)	$(44,398)

Land Experiences Segment	For the years ended December 31,
(In thousands)	2022	2021	2020
Operating income (loss)	$14,825	$646	$(9,825)
Depreciation and amortization	2,767	2,009	2,051
Stock-based compensation	-	134	-
Other	36	410	-
Adjusted EBITDA	$17,628	$3,199	$(7,774)

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

	For the years ended December 31,
	2022	2021	2020
Available Guest Nights	236,784	75,389	51,624
Guest Nights Sold	177,521	60,997	46,050
Occupancy	75%	81%	91%
Maximum Guests	29,095	10,596	6,514
Number of Guests	22,347	8,436	5,564
Voyages	393	143	85

Calculation of Gross and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2022	2021	2020
Guest ticket revenues	$240,592	$76,158	$60,351
Other tour revenue	37,857	6,684	9,269
Tour Revenues	278,449	82,842	69,620
Less: Commissions	(19,149)	(6,474)	(8,146)
Less: Other tour expenses	(27,780)	(10,076)	(7,373)
Net Yield	$231,520	$66,292	$54,101
Available Guest Nights	236,784	75,389	51,624
Gross Yield per Available Guest Night	$1,176	$1,099	$1,349
Net Yield per Available Guest Night	978	879	1,048

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2022	2021	2020
Operating loss	$(77,871)	$(111,477)	$(78,573)
Cost of tours	201,255	85,588	62,905
General and administrative	67,564	49,028	37,177
Selling and marketing	46,226	22,187	18,078
Depreciation and amortization	41,275	37,516	30,033
Less: Commissions	(19,149)	(6,474)	(8,146)
Less: Other tour expenses	(27,780)	(10,076)	(7,373)
Net Yield	$231,520	$66,292	$54,101

Calculation of Gross and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2022	2021	2020
Cost of tours	$201,255	$85,588	$62,905
Plus: Selling and marketing	46,226	22,187	18,078
Plus: General and administrative	67,564	49,028	37,177
Gross Cruise Cost	315,045	156,803	118,160
Less: Commissions	(19,149)	(6,474)	(8,146)
Less: Other tour expenses	(27,780)	(10,076)	(7,373)
Net Cruise Cost	268,116	140,253	102,641
Less: Fuel Expense	(31,135)	(8,027)	(4,694)
Net Cruise Cost Excluding Fuel	236,981	132,226	97,947
Non-GAAP Adjustments:
Stock-based compensation	(6,992)	(5,429)	(2,388)
National Geographic fee amortization	-	-	(727)
Other	(450)	(1,700)	(1,027)
Adjusted Net Cruise Cost Excluding Fuel	$229,539	$125,097	$93,805
Adjusted Net Cruise Cost	$260,674	$133,124	$98,499
Available Guest Nights	236,784	75,389	51,624
Gross Cruise Cost per Available Guest Night	$1,331	$2,080	$2,289
Net Cruise Cost per Available Guest Night	1,132	1,860	1,988
Net Cruise Cost Excluding Fuel per Available Guest Night	1,001	1,754	1,897
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	969	1,659	1,817
Adjusted Net Cruise Cost per Available Guest Night	1,101	1,766	1,908

Liquidity and Capital Resources

The COVID-19 pandemic has had a material negative impact on our operations and financial results, and while we have substantially resumed operations, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of any lingering travel disruptions stemming from the COVID-19 pandemic on our financial condition, results of operations, cash flows, plans and growth for the foreseeable future. While travel restrictions related to COVID-19 have diminished dramatically, where travel restrictions remain, which primarily includes a limited number of itineraries impacted by the Russia/Ukraine conflict and the political unrest in Peru.

As of December 31, 2022, we had approximately $565.8 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures, assuming that our operations continue to proceed as we currently expect without a substantial interruption similar to the cessation of operations as a result of the COVID-19 pandemic.

Sources and Uses of Cash

Net cash used in operating activities was $2.2 million in 2022 compared to $32.5 million provided by operations in 2021. The $34.7 million decrease was primarily due to higher costs as we further ramped operations during 2022. Net cash provided by operating activities was $32.5 million in 2021 compared to $92.3 million used in operations in 2020. The $124.7 million increase was primarily due to cash received from guests for current and future expeditions and receipt of the CERTS grant, partially offset by additional costs as we resumed operations during 2021.

Net cash used in investing activities was $49.6 million in 2022 compared to $114.7 million in 2021. 2022 primarily included routine vessel maintenance across the fleet, renovations to the National Geographic Islander II for its third quarter 2022 launch, investment in digital initiatives and an investment in securities, partially offset by the $3.6 million principal loan repayment by Ulstein Verft. 2021 primarily included costs associated with building the National Geographic Resolution and the acquisitions of Off the Beaten Path, DuVine and Classic Journeys. Net cash used in investing activities was $114.7 million in 2021 compared to $155.5 in 2020. The $40.8 million decrease was mainly due to a $58.8 million decrease in purchases of property and equipment in 2021 versus 2020, which included the delivery of the National Geographic Endurance, partially offset by $18.0 million in net cash used for the acquisitions of Off the Beaten Path, DuVine and Classic Journeys.

Net cash used in financing activities was $4.9 million in 2022 compared to $50.4 million provided by financing activities in 2021. 2022 primarily included principal payments on the senior secured credit agreements and the issuance of new senior secured notes which were used to repay the prior credit agreement, including the term facility, the Main Street Loan and the revolving facility. 2021 mainly included the drawdown of $61.7 million under a senior secured credit agreement for the remaining payments on the National Geographic Resolution. Cash provided by financing activities was $50.4 million in 2021 compared to $343.0 million in 2020. The $292.6 million decrease in cash provided by financing activities was primarily due to 2020 financing activities including borrowing $107.7 million for the final contracted payment of the National Geographic Endurance, $85.0 million of borrowing through the Main Street Expanded Loan Facility program, a $45.0 million drawdown of our revolving credit facility, $30.6 million borrowed for a contracted installment payment on the National Geographic Resolution and $85.0 million generated from the issuance of Preferred Stock partially offset by borrowing $61.7 million during 2021 for contracted payments on the National Geographic Resolution.

Contractual Obligations

	Payments due by period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating Activities:
Operating lease obligations	$5,011	$1,663	$2,738	$610	$-
Charter commitments	21,746	14,660	7,086	-	-
Financing Activities:
Long-term debt obligations	565,793	23,337	63,870	411,464	67,122
Interest on long-term debt obligations	173,811	40,738	74,507	42,541	16,025
Total	$766,361	$80,398	$148,201	$454,615	$83,147

Funding Sources and Needs

Debt Facilities

6.75% Senior Secured Notes due 2027

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes (the “Notes”). We used the proceeds from the Notes to prepay in full all outstanding borrowings under our former term loan, including the Main Street Expanded Loan Facility, and former revolving credit facility, and paid all related premiums, terminating in full our credit agreement and the commitments thereunder. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature February 15, 2027, subject to earlier repurchase or redemption.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit facility, which includes an aggregate principal amount of $45.0 million maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million (the “Revolving Credit Agreement”). Borrowings under the facility will bear interest at a rate per annum equal to, at our option, an adjusted Secured Overnight Financing Rate plus a spread or a base rate plus a spread. The Revolving Credit Agreement contains customary events of default provisions, affirmative and negative covenants as well as financial covenants.

Senior Secured Credit Agreements

On January 8, 2018, we entered into a senior secured credit agreement (the “First Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS, (together with Garantiinstituttet, now known as Eksfin, Export Finance Norway), (together with Citi, the “Lenders”). Pursuant to the First Export Credit Agreement, in March 2020 we borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of our new polar ice-class vessel, the National Geographic Endurance. 70% of the loan is guaranteed by Eksfin, the official export credit agency of Norway. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. In June 2020, we amended our First Export Credit Agreement to defer approximately $9.0 million in aggregate scheduled amortization payments originally due in June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. In June 2021, we further amended our First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in its covenant calculation through December 31, 2022. During May and October 2022, we amended the covenants of our Senior Secured Credit Agreements to extend the waiver of the total net leverage ratio through December 31, 2022 and to use an annualized EBITDA calculation in the net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The First Export Credit Agreement, as amended, bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 8.23% over the borrowing period covering December 31, 2022.

On April 8, 2019, we entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders made available to us, at our option and subject to certain conditions, a loan in an aggregate principal amount of $122.8 million for the purpose of providing pre- and post- delivery financing for up to 80% of the purchase price of our new expedition ice-class cruise vessel, the National Geographic Resolution. Additionally, 70% percent of the loan is guaranteed by Eksfin. In September 2021 the National Geographic Resolution was delivered, and we have borrowed the $122.8 million under the agreement including drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from final drawdown, and 30% maturing over five years from final drawdown. In June 2020, we amended our Second Export Credit Agreement to suspend the total net leverage ratio covenant from June 2020 through June 2021. In June 2021, we further amended our Second Export Credit Agreement to, among other things, extend the waiver of the total net leverage ratio covenants through March 31, 2022, increase the interest rate spread by 50 basis points and annualize EBITDA used in the covenant calculation through December 31, 2022. During May and October 2022, we amended the covenants of our Senior Secured Credit Agreements to extend the waiver of the total net leverage ratio through December 31, 2022 and to use an annualized EBITDA calculation in the net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 8.25% over the borrowing period covering December 31, 2022.

The First Export Credit Agreement and Second Export Credit Agreement, as amended, contain financial covenants that, among other things, require us to maintain a total net leverage ratio defined as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the Export Credit Agreement, for the trailing 12-month period of 4.75 to 1.00. The net leverage ratio covenants of our export credit agreements have been waived through December 2022. As of December 31, 2022, we were in compliance with the covenants currently in effect.

Other

Our Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears interest of 4.77%.

Off the Beaten Path also has an $0.8 million loan under a Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. 15% of the outstanding balance is due on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 7.39% as of December 31, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears interest rate of 0.53%.

Equity

Preferred Stock

On August 31, 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to our common stock. As of December 31, 2022, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the years ended December 31, 2022 and 2021, 18,000 and 5,000 shares, respectively, of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 and 566,364 shares of our common stock, respectively. As of December 31, 2022, the outstanding Preferred Stock and related accumulated dividends could be converted, at the option of the holder, into approximately 7.5 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down credit facilities, make long-term investments or any other use of cash. We traditionally run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of December 31, 2022 and 2021, we had working capital deficit of $156.4 million and $79.1 million, respectively. As of December 31, 2022 and 2021, we had cash and cash equivalents, excluding restricted cash, of $87.2 million and $150.8 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Repurchase Plan was suspended through February 4, 2023, due to restrictions related to the now-terminated Main Street Expanded Loan Facility program that remain in place for one-year upon repayment. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2022.

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

Ship Accounting

Ships, including ship improvements and ships under construction, are our most significant assets, comprising over 80% of our non-current assets at December 31, 2022. We make several critical accounting estimates with respect to our ship accounting. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain.

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

Future Application of Accounting Standards

Refer to Item 8 of this Annual Report Note 2—Summary of Significant Accounting Policies for further information on Recent Accounting Pronouncements, if applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business. The primary exposure relates to the exchange rate fluctuations between our U.S. dollar functional reporting currency and other currencies. This exposure includes prepaid assets, potential newbuild contracted payments, charter commitments and current liabilities that are denominated in currencies other than our functional currency.

In addition, we have ship maintenance and construction contracts which are denominated in currencies other than the U.S. dollar. While we have previously entered into, and may, in the future, enter into, forward contracts and collar options to manage a portion of the currency risk associated with these contracts, we are, or may be, exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated.

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

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 6 to our Consolidated Financial Statements included herein. Based on our December 31, 2022 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.1 million.

We have not historically hedged our fuel purchases as we had not experienced significant fluctuations in fuel costs with changes in world fuel commodity prices, the specific geographies in which we operate and the cost of providing access to fuel in our remote destinations. Given the geographic diversity in where we purchase our fuel, there is also no particular market or index to hedge against. During 2022, fuel costs increased across our fleet as worldwide crude oil and fuel prices significantly increased with the Russian invasion of Ukraine. Fuel costs represented 7.4%, 4.5% and 5.7% of our tour revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2022, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

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

To the Shareholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (2013). In our opinion, Lindblad Expeditions Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 10, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 10, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2023 Annual Meeting of Stockholders.

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

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2023 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	2,083,777	$14.66	3,638,127	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

__________

(1)	Information is as of December 31, 2022.
(2)	Consists of shares available for issuance under our 2021 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2023 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2023 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
4.4	Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	February 7, 2022
4.5	Form of 6.750% Senior Secured Notes due 2027 (included in Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027. Exhibit).	By Reference	8-K	February 7, 2022
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan*	By Reference	DEFM 14-1	July 10, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015

10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions,Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Alliance and License Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	September 2, 2015
10.7	Amendment to Alliance and License Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.8	Second Amendment to Alliance and License Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.9	Tour Operator Agreement, dated as of December 12, 2011, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.10	Amendment to Tour Operator Agreement, dated as of November 20, 2014, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.11	Second Amendment to Tour Operator Agreement, dated as of March 9, 2015, by and between National Geographic Society and Lindblad Expeditions, Inc.†	By Reference	8-K	July 10, 2015
10.12	Lindblad 2012 Stock IncentivePlan.*	By Reference	8-K	July 10, 2015
10.13	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.14	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.15	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.16	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings,Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.17	Employment Agreement by and between Lindblad Expeditions Holdings,Inc. and Craig Felenstein. *	By Reference	8-K	July 27, 2016
10.18	Amendment No. 3 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 7, 2017
10.19	Amendment No. 4 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	March 2, 2018
10.20	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.21	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.22	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.23	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.24	Senior Secured Credit Agreement dated January 8,2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	10-Q	May 3, 2018
10.25	Amendment No. 5 to Alliance and License Agreement with National Geographic. †	By Reference	10-K	February 28, 2019
10.26	Third Amendment to Tour Operator Agreement, dated as of July 31, 2018, by and between National Geographic Society and Lindblad Expeditions, Inc.	By Reference	10-K	February 28, 2019
10.27	Senior Secured Credit Agreement, dated April 8, 2019, among the Company and Lindblad Bluewater II Limited with Citibank, N.A. andEksportkreditt Norge AS.	By Reference	10-Q	May 2, 2019
10.28	Amendment No. 1 to the Shipbuilding Contract between Ulstein Verft AS and Lindblad Maritime Enterprises, Ltd.	By Reference	10-K	February 26, 2020
10.29	Amendment No 2 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020
10.30	Amendment No 1 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 15, 2020

10.31	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.32	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.33	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.34	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.35	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.*	By Reference	DEF 14A	April 19, 2021
10.36	Amendment No 3 to the Senior Secured Credit Agreement dated January 8, 2018 among the Company and LEX Endurance Ltd. with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 17, 2021
10.37	Amendment No 2 to the Senior Secured Credit Agreement dated April 8, 2019 among the Company and Bluewater II Limited with Citibank, N.A. and Eksportkreditt Norge AS.	By Reference	8-K	June 17, 2021
10.38	Employment Agreement by and between the Company and Dolf Berle. *	By Reference	8-K	March 30, 2021
10.39	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.40	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
10.41	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Noah Brodsky.*	By Reference	8-K	May 31, 2022
10.42	LINDBLAD – $107,694,892.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER	By Reference	8-K	May 31, 2022
10.43	LINDBLAD – $122,840,000.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER	By Reference	8-K	May 31, 2022
10.44	Fifth Amendment to that Tour Operator Agreement, dated December 12, 2011, as amended.	By Reference	8-K	September 16, 2022
10.45	Sixth Amendment to that Alliance and License Agreement, dated as of December 12, 2011, as amended.	By Reference	8-K	September 16, 2022
10.46	LINDBLAD – $107,694,892.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER TO CREDIT AGREEMENT (Hull 312) October 2022	By Reference	10-Q	November 2, 2022
10.47	LINDBLAD – $122,840,000.00 SENIOR SECURED CREDIT AGREEMENT – SIDE LETTER TO CREDIT AGREEMENT (Hull 316) October 2022	By Reference	10-Q	November 2, 2022
10.48	Second Amendment to Stockholders Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	December 27, 2022
10.49	Amendment 2 to the Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Benjamin Bressler.*	By Reference	8-K	December 27, 2022
21.1	Subsidiaries.	Herewith
23.1	Consent of Ernst & Young LLP.	Herewith
23.2	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*	Management compensatory agreement.
†

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2023.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dolf Berle	Chief Executive Officer and Director	March 10, 2023
Dolf Berle	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	March 10, 2023
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	March 10, 2023
Bernard W. Aronson

/s/ Elliott Bisnow	Director	March 10, 2023
Elliott Bisnow

/s/ L. Dyson Dryden	Director	March 10, 2023
L. Dyson Dryden

/s/ Mark D. Ein	Co-Chairman of the Board	March 10, 2023
Mark D. Ein

/s/ John M. Fahey Jr.	Director	March 10, 2023
John M. Fahey Jr.

/s/ Sven-Olof Lindblad	Co-Chairman of the Board	March 10, 2023
Sven-Olof Lindblad

/s/ Catherine B. Reynolds	Director	March 10, 2023
Catherine B. Reynolds

/s/ Alex Schultz	Director	March 10, 2023
Alex Schultz

/s/ Thomas S. Smith, Jr.	Director	March 10, 2023
Thomas S. Smith, Jr.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lindblad Expeditions Holdings, Inc. and Subsidiaries as of December 31,  2022, the consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Lindblad Expeditions Holdings Inc. and Subsidiaries at December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (2013), and our report dated March10, 2023 expressed unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unearned Passenger Revenue – Future Travel Certificates

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company records unearned passenger revenue when guests remit deposits in advance of tour embarkation. In conjunction with the suspension or rescheduling of tours, the Company has provided guests with future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received, is being recognized as a discount to tour revenues at the time the related tour occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again.

Auditing the Company's accounting for the unearned passenger revenue related to future travel certificates was complex and challenging due to the estimation required by management to determine the value of unearned passenger revenue for future travel certificates, including the sensitivity of the value to the significant assumptions of repeat guests.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the unearned passenger revenue value for future travel certificates, including the assumptions related to repeat guests and the completeness and accuracy of data utilized in such process.

To test the unearned passenger revenue value for future travel certificates, we performed audit procedures that included, among others, evaluating the repeat guest assumption based on historical experience as well as testing the accuracy and completeness of the underlying data used in management's calculation. We also performed sensitivity analyses to evaluate the changes in the value of unearned passenger revenue of future travel certificates for changes in the Company’s significant assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Hartford, Connecticut
March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2015 to 2022.

Melville, NY

February 28, 2022

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$87,177	$150,753
Restricted cash	28,847	21,940
Short-term securities	13,591	-
Marine operating supplies	9,961	8,275
Inventories	1,965	2,278
Prepaid expenses and other current assets	41,778	27,094
Total current assets	183,319	210,340

Property and equipment, net	539,406	542,418
Goodwill	42,017	42,017
Intangibles, net	11,219	13,235
Deferred tax asset	2,167	7,609
Right-to-use lease assets	4,345	4,402
Other long-term assets	5,502	7,470
Total assets	$787,975	$827,491

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$245,101	$212,598
Accounts payable and accrued expenses	71,019	49,252
Long-term debt - current	23,337	26,061
Lease liabilities - current	1,663	1,553
Total current liabilities	341,120	289,464

Long-term debt, less current portion	529,452	518,658
Lease liabilities	2,961	3,178
Other long-term liabilities	88	247
Total liabilities	873,621	811,547

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 and 80,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	69,143	83,901
Redeemable noncontrolling interests	27,886	10,626
	97,029	94,527

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 and 80,000 Series A shares issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,177,437 and 50,800,786 issued, 53,110,132 and 50,755,546 outstanding as of December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	83,850	58,485
Accumulated deficit	(266,530)	(136,439)
Accumulated other comprehensive loss	-	(634)
Total stockholders' deficit	(182,675)	(78,583)
Total liabilities, mezzanine equity and stockholders' deficit	$787,975	$827,491

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2022	2021	2020

Tour revenues	$421,500	$147,107	$82,356

Operating expenses:
Cost of tours	283,217	124,484	72,931
General and administrative	96,291	65,445	45,508
Selling and marketing	60,996	28,484	20,231
Depreciation and amortization	44,042	39,525	32,084
Total operating expenses	484,546	257,938	170,754

Operating loss	(63,046)	(110,831)	(88,398)

Other (expense) income:
Interest expense, net	(37,495)	(24,578)	(16,692)
Loss on foreign currency	(1,236)	(1,265)	(4,772)
Other (expense) income	(307)	15,487	(83)
Total other expense	(39,038)	(10,356)	(21,547)

Loss before income taxes	(102,084)	(121,187)	(109,945)
Income tax expense (benefit)	6,076	(2,019)	(9,805)

Net loss	(108,160)	(119,168)	(100,140)
Net income (loss) attributable to noncontrolling interest	3,221	38	(1,403)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(111,381)	(119,206)	(98,737)
Series A redeemable convertible preferred stock dividend	4,671	5,289	1,705
Non-cash deemed dividend	-	170	-

Net loss available to stockholders	$(116,052)	$(124,665)	$(100,442)

Weighted average shares outstanding
Basic	52,018,987	50,109,426	49,737,129
Diluted	52,018,987	50,109,426	49,737,129

Undistributed loss per share available to stockholders:
Basic	$(2.23)	$(2.41)	$(2.01)
Diluted	$(2.23)	$(2.41)	$(2.01)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the years ended December 31,
	2022	2021	2020

Net loss	$(108,160)	$(119,168)	$(100,140)
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	-	(1,682)	(2,247)
Reclassification adjustment, net of tax	634	2,650	5,326
Total other comprehensive income	634	968	3,079
Total comprehensive loss	(107,526)	(118,200)	(97,061)
Less: comprehensive income (loss) attributive to non-controlling interest	3,221	38	(1,403)
Comprehensive loss attributable to stockholders	$(110,747)	$(118,238)	$(95,658)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity (Deficit)
Balance as of December 31, 2019	49,717,522	$5	$46,271	$81,655	$(4,681)	$123,250
Stock-based compensation	-	-	2,388	-	-	2,388
Net activity related to equity compensation plans	196,507	-	(405)	-	-	(405)
Repurchase of shares	(8,517)	-	(127)	-	-	(127)
Other comprehensive income, net	-	-	-	-	3,079	3,079
Redeemable noncontrolling interest	-	-	-	7,215	-	7,215
Series A preferred stock dividend	-	-	-	(1,705)	-	(1,705)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(98,737)	-	(98,737)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	5,429	-	-	5,429
Net activity related to equity compensation plans	246,608	-	(2,221)	-	-	(2,221)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Issuance of stock for conversion of preferred stock	566,364	-	5,380	-	-	5,380
Non-cash deemed dividend to preferred share holders	-	-	-	(170)	-	(170)
Other comprehensive income, net	-	-	-	-	968	968
Redeemable noncontrolling interest	-	-	-	(202)	-	(202)
Series A preferred stock dividend	-	-	-	(5,289)	-	(5,289)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(119,206)	-	(119,206)
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	6,992	-	-	6,992
Net activity related to equity compensation plans	267,090	-	(1,056)	-	-	(1,056)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(14,039)	-	(14,039)
Series A preferred stock dividend	-	-	-	(4,671)	-	(4,671)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(111,381)	-	(111,381)
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$-	$(182,675)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(108,160)	$(119,168)	$(100,140)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,042	39,525	32,084
Amortization of National Geographic fee	-	-	727
Amortization of deferred financing costs and other, net	2,669	3,203	2,146
Right-of-use lease asset	608	21	49
Stock-based compensation	6,992	5,563	2,388
Deferred income taxes	5,481	(833)	(9,812)
Change in fair value of contingent acquisition consideration	(155)	-	-
Loss on foreign currency	1,236	1,265	4,772
Write-off of unamortized issuance costs related to debt refinancing	9,004	-	-
Loss on write-off of assets	-	-	111
Changes in operating assets and liabilities
Marine operating supplies and inventories	(1,373)	(2,912)	685
Prepaid expenses and other current assets	(18,322)	(8,856)	12,525
Unearned passenger revenues	32,503	83,946	(18,088)
Other long-term assets	2,556	(684)	594
Other long-term liabilities	844	6,140	844
Accounts payable and accrued expenses	20,530	25,285	(21,142)
Operating lease liabilities	(658)	-	-
Net cash (used in) provided by operating activities	(2,203)	32,495	(92,257)

Cash Flows From Investing Activities
Purchases of property and equipment	(38,205)	(96,688)	(155,479)
Investments in securities	(15,000)	-	-
Proceeds from loan principal repayment	3,610	-	-
Acquisition (net of cash acquired)	-	(18,036)	-
Net cash used in investing activities	(49,595)	(114,724)	(155,479)

Cash Flows From Financing Activities
Proceeds from long-term debt	360,000	61,720	268,339
Repayments of long-term debt	(352,941)	(5,957)	(2,842)
Payment of deferred financing costs	(10,874)	(3,135)	(6,972)
Repurchase under stock-based compensation plans and related tax impacts	(1,056)	(2,221)	(405)
Proceeds from Series A preferred stock issuance	-	-	85,000
Repurchase of warrants and common stock	-	-	(127)
Net cash (used in) provided by financing activities	(4,871)	50,407	342,993
Net decrease in cash, cash equivalents and restricted cash	(56,669)	(31,822)	95,257
Cash, cash equivalents and restricted cash at beginning of period	172,693	204,515	109,258

Cash, cash equivalents and restricted cash at end of period	$116,024	$172,693	$204,515

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$25,815	$18,260	$16,316
Income taxes	309	98	700
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$4,671	$5,289	$1,706
Value of shares issued for acquisition	-	1,770	-
Non-cash preferred stock deemed dividend	-	170	-

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

DuVine offers intimate group cycling and adventure tours around the world with local cycling experts as guides, immersive in local cultural, cuisine and high-quality accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland and wine tastings in the world-class vineyards of Napa and Sonoma.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived and intangible assets, the valuation of stock-based compensation awards, income tax expense, the valuation of deferred tax assets and liabilities, the fair value of derivative instruments, the fair value of assets acquired and liabilities assumed in business combinations, the value of contingent consideration and assessing its litigation, other legal claims and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

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

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
	2022	2021	2020
Guest ticket revenue:
Direct	50%	56%	41%
National Geographic	14%	14%	18%
Agencies	20%	18%	25%
Affinity	5%	5%	5%
Guest ticket revenue	89%	93%	89%
Other tour revenue	11%	7%	11%
Tour revenues	100%	100%	100%

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606) defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of December 31, 2022 and 2021 the Company has recorded $245.1 million and $212.6 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)
Balance as of December 31, 2021	$147,783
Recognized in tour revenues during the period	(402,641)
Additional contract liabilities in period	433,056
Balance as of December 31, 2022	$178,198

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

As of December 31, 2022 and 2021, the Company self-insured for medical insurance claims up to $250,000 and $125,000, respectively, per claim. In addition, as of December 31, 2022 and 2021, the Company maintained Stop Loss coverage for medical claims in excess of the $125,000, which had an aggregate deductible of $57,500. As of December 31, 2022 and 2021, the Company recorded a liability for Incurred-But-Not-Recorded (“IBNR”) medical claims, which was determined based on prior years claims experience.

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

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $31.6 million, $19.1 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The largest component of advertising expense for the years ended December 31, 2022, 2021 and 2020 was online advertising, which totaled $14.7 million, $9.8 million and $3.5 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less, as well as deposits in financial institutions, to be cash and cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	For the years ended December 31,
	2022	2021	2020
(In thousands)
Cash and cash equivalents	$87,177	$150,753	$187,531
Restricted cash	28,847	21,940	16,984
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$116,024	$172,693	$204,515

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2022 and 2021, the Company’s cash held in financial institutions outside of the U.S. amounted to $3.3 million and $1.0 million, respectively.

Restricted Cash and Marketable Securities

The amounts held in restricted cash represent principally funds required to be held by certain vendors and regulatory agencies and are classified as restricted cash since such amounts cannot be used by the Company until the restrictions are removed by those vendors and regulatory agencies. These amounts are principally held in certificates of deposit and interest income is recognized when earned.

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

Restricted cash and marketable securities consist of the following:

	As of December 31, 2022	As of December 31, 2021
(In thousands)
Credit card processor reserves	$20,400	$10,536
Federal Maritime Commission and other escrow	6,882	9,814
Certificates of deposit and other restricted securities	1,565	1,590
Total restricted cash	$28,847	$21,940

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2022	2021
(In thousands)
Prepaid tour expenses	$20,605	$10,337
Other	21,173	16,757
Total prepaid and other current expenses	$41,778	$27,094

Loan Receivable

In December 2019, the Company and Ulstein Verft AS (“Ulstein Verft”) amended the National Geographic Resolution construction agreement. The amended agreement among other things, provided for a $4.0 million loan to Ulstein Verft, with repayment to be 112% of the principal loan balance, due on maturity in December 2022. This loan receivable was recorded at amortized cost within prepaid and other current assets. During 2021, the Company reduced the loan amount to be repaid in lieu of cash payment for a change order with the shipyard. Ulstein Verft repaid $4.1 million in loan principal and interest in December 2022, at maturity.

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

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2022, the Company owned and operated ten expedition vessels. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

Goodwill

The Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2022 with no indication of goodwill impairment. See Note 5—Goodwill and Intangible Assets for further details on the Company’s goodwill.

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

The Company operates two vessels year-round in the Galápagos National Park in Ecuador, the National Geographic Endeavour II with 96 berths and the National Geographic Islander II with 48 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel. The cupos have a renewable 20-year term, subject to early termination by the Ecuadorean Province of Galápagos government for non-compliance with the terms of the contract and applicable law regulations.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of December 31, 2022 and 2021, the Company determined that there were no triggering events regarding its intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of December 31, 2022 and 2021, the Company determined that there were no triggering events regarding its long-lived assets, as the Company returned to operations.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2022	2021
(In thousands)
Accrued other expense	$54,418	$39,560
Accounts payable	16,601	9,692
Total accounts payable and accrued expenses	$71,019	$49,252

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, and computer hardware and software and office equipment with lease terms ranging from three to six years.

At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

Based on the terms of the agreements and comparable market data, the Company estimates the fair value of its long-term debt to be $523.6 million as of  December 31, 2022.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments. As of December 31, 2022 and 2021, other than derivative instruments, investments in securities and contingent acquisition consideration, the Company had no other assets or liabilities that were measured at fair value on a recurring basis.

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

Interest Rate Risk. The Company, at times, uses interest rate caps, designated as cash flow hedges, to manage the risk related to its floating rate debt.

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

The Company regularly assesses the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company has only recorded financial statement benefits for tax positions which it believes are “more-likely-than-not” to be sustained. As of December 31, 2022 and 2021, the Company had no unrecognized tax positions. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2022 and 2021, interest and penalties on uncertain tax positions included in income tax expense was insignificant.

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

Other Long-Term Assets

During the years ended December 31, 2022 and 2016, the Company recorded $2.3 million and $3.6 million, respectively, of tax assets for long-term prepaid value-added taxes related to the importation of the National Geographic Islander II and the National Geographic Endeavour II, respectively. The Company expects to earn tax credits over time that will reduce the asset.

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of debt liabilities and are as direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net. See Note 6—Long-term Debt.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Any foreign operations and remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses.

Stock-Based Compensation

Stock-based compensation awards issued to employees, non-employee directors or other service providers are recorded at their fair value on the date of grant and amortized over the service period of the award. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued, within general and administrative expenses.

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock (“Preferred Stock”) is accounted for as a temporary equity instrument. The redemption or conversion of the Preferred Stock into shares of the Company’s common stock is not solely controlled by the Company. At the six-year anniversary of the issuance, the holders have the right to require the Company to repurchase their Preferred Stock. The Preferred Stock is convertible into the Company’s common stock (i) any time at the holder’s election, (ii) at the six-year anniversary of the issuance of those shares not redeemed at the request of the holder, or (iii) after the third anniversary of the issuance by the Company under certain circumstances. See Note 12—Stockholders’ Equity.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share is computed using the two-class method related to its Preferred Stock. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred shares based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the years ended December 31, 2022, 2021 and 2020, the Company incurred a net loss from operations, therefore potential common shares were excluded from the diluted earnings per share calculation. For the year ended December 31, 2022, 0.7 million restricted shares, 1.5 million options and 7.4 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2021, 0.8 million restricted shares, 1.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock were excluded, and for the year ended December 31, 2020, 1.0 million restricted shares, 0.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock were excluded.

For the years ended December 31, 2022, 2021 and 2020, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2022	2021	2020
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(111,381)	$(119,206)	$(98,737)
Series A redeemable convertible preferred stock dividend	4,671	5,289	1,705
Non-cash deemed dividend to preferred share holders	-	170	-
Undistributed loss available to stockholders	$(116,052)	$(124,665)	$(100,442)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	52,018,987	50,109,426	49,737,129
Total weighted average shares outstanding, diluted	52,018,987	50,109,426	49,737,129

Undistributed loss per share available to stockholders:
Basic	$(2.23)	$(2.41)	$(2.01)
Diluted	$(2.23)	$(2.41)	$(2.01)

NOTE 4 — PROPERTY AND EQUIPMENT

During the year ended December 31, 2022, the Company replaced the National Geographic Islander with the National Geographic Islander II for expeditions sailing in the Galápagos Islands. The National Geographic Islander is fully depreciated and being held for disposal.

Property and equipment, net are as follows:

	As of December 31,
	2022	2021
(In thousands)
Vessels and improvements	$759,981	$739,957
Furniture and equipment	28,732	23,958
Leasehold improvements	1,426	1,426
Total property and equipment, gross	790,139	765,341
Less: Accumulated depreciation	(250,733)	(222,923)
Property and equipment, net	$539,406	$542,418

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2022, 2021 and 2020 was $41.0 million, $37.6 million and $30.5 million, respectively.

For the year ended December 31, 2022, the Company had $38.2 million in capital expenditures. This amount primarily included $14.6 million for the renovations of the National Geographic Islander II, which launched in the Galápagos Islands during the third quarter of 2022, replacing the National Geographic Islander. No interest was capitalized during the year ended December 31, 2022. For the year ended December 31, 2021, the Company had $96.7 million in capital expenditures, including $2.6 million in capitalized interest. The 2021 capital expenditure amount primarily included $71.2 million for the National Geographic Resolution, the new polar ice-class vessel delivered during September 2021, and $13.3 million for the purchase of the Crystal Esprit, which was renamed the National Geographic Islander II.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill relates to the acquisition of its Land Experiences Segment subsidiaries, see Note 9—Acquisitions. The following is a rollforward of the Company’s goodwill:

(In thousands)	Land Experiences Segment
Balance as of December 31, 2019	$22,105
Activity	-
Balance as of December 31, 2020	22,105
Acquisitions	19,912
Balance as of December 31, 2021	42,017
Activity	-
Balance as of December 31, 2022	$42,017

The Company’s intangible assets consist of finite lived assets related to the acquisition of its Land Experiences Segment subsidiaries and the value of its cupos operating rights. Total amortization expense for the years ended December 31, 2022, 2021 and 2020, was $2.0 million, $1.9 million and $1.6 million, respectively.

The carrying amounts and accumulated amortization of intangibles, net are as follows:

	As of December 31,
	2022				2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$7,069	$(1,751)	$5,318	11.3	$7,069	$(1,266)	$5,803
Customer Lists	6,182	(1,961)	4,221	3.4	6,182	(624)	5,558
Operating rights	6,529	(4,849)	1,680	19.2	6,529	(4,655)	1,874
Total intangibles, net	$19,780	$(8,561)	$11,219	9.5	$19,780	$(6,545)	$13,235

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2023	$1,795
2024	1,795
2025	1,795
2026	1,071
2027	559
Thereafter	4,204
$11,219

NOTE 6 — LONG-TERM DEBT

6.75% Notes

On  February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, accruing from  February 4, 2022, and interest on the Notes is payable semiannually in arrears on  February 15 and  August 15 of each year. The Notes will mature on  February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Expanded Loan Facility, and former revolving credit facility, pay any related premiums and terminate in full its prior credit agreement and the commitments thereunder. The Company incurred $10.9 million in financing fees related to the Notes, recorded as deferred financing costs as part of long-term debt. The Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict the Company’s ability, and the ability of the Company’s restricted subsidiaries, to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of exceptions and qualifications set forth in the Notes. As of December 31, 2022, the Company was in compliance with the covenants currently in effect.

Revolving Credit Facility

On  February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing  February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate rate plus a spread or a base rate plus a spread. As of December 31, 2022, the Company had no borrowings under its Revolving Credit Facility.

The Revolving Credit Facility contains customary affirmative and negative covenants, as well as financial covenants and event of default provisions.

Senior Secured Credit Agreements

On January 8, 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) with Citibank, N.A., London Branch (“Citi”) and Eksportkreditt Norge AS, (together with Garantiinstituttet, now known as Eksfin, Export Finance Norway), (together with Citi, the “Lenders”). Pursuant to the First Export Credit Agreement, in March 2020 the Company borrowed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s expedition ice-class cruise vessel, the National Geographic Endurance, delivered in March 2020. Seventy percent of the loan is guaranteed by Eksfin, the official export credit agency of Norway. The Company incurred approximately $2.4 million in financing fees related to the First Export Agreement, recorded as deferred financing costs as part of long-term debt. In June 2020, the Company amended its First Export Credit Agreement to defer scheduled amortization payments from June 2020 through March 2021 and to suspend the total net leverage ratio covenant from June 2020 through June 2021. In June 2021, the Company further amended its First Export Credit Agreement to, among other things, extend the deferral of scheduled amortization payments through December 2021 in the aggregate amount of $15.7 million, extend the waiver of its total net leverage ratio covenants through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spread by 50 basis points. During May and October 2022, the Company amended the covenants of its First Export Credit Agreement to extend the waiver of the total net leverage ratio from  March 2022 through December 31, 2022 and to use an annualized EBITDA calculation in its net leverage ratio covenant for the periods from  March 31, 2023 through  September 30, 2023. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. The loan is secured by a first priority mortgage over the National Geographic Endurance and the assignment of related insurances. The First Export Credit Agreement also contains customary events of default and mandatory prepayment events for, among other things, non-payment, breach of covenants, default on certain other indebtedness, certain large judgments and a change of control of the Company. In addition to paying interest on any outstanding loans under the facility, the Company is required to pay customary coordination, arrangement, agency, collateral and commitment fees. Amounts drawn under the First Export Credit Agreement may be voluntarily prepaid at any time subject to customary breakage costs. The First Export Credit Agreement bears interest at a floating interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 8.23% over the borrowing period covering December 31, 2022.

On April 8, 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”) with the Lenders. Pursuant to the Second Export Credit Agreement, the Lenders made available to the Company, at the Company's option and subject to certain conditions, a loan in an aggregate principal amount of $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021. The Company borrowed a total of $122.8 million under the Second Export Credit Agreement, drawing approximately $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. The Company incurred approximately $2.6 million in financing fees related to the Second Export Agreement, recorded as deferred financing costs as part of long-term debt. Seventy percent of the loan is guaranteed by Eksfin, the official export credit agency of Norway. In June 2020, the Company amended its Second Export Credit Agreement to suspend the total net leverage ratio covenant from June 2020 through June 2021. In June 2021, the Company further amended its Second Export Credit Agreement to, among other things, extend the waiver of its total net leverage ratio covenants through March 31, 2022, annualize EBITDA used in its covenant calculation through December 31, 2022 and increase the interest rate spread by 50 basis points. During May and October 2022, the Company amended the covenants of its Second Export Credit Agreement to extend the waiver of the total net leverage ratio from  March 2022 through December 31, 2022 and to use an annualized EBITDA calculation in its net leverage ratio covenant for the periods from  March 31, 2023 through  September 30, 2023. Certain other covenants continue to be more restrictive during the extended covenant waiver period. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from final drawdown, and 30% maturing over five years from final drawdown. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, or 8.25% over the borrowing period covering December 31, 2022.

The First Export Credit Agreement and the Second Export Credit Agreement contain financial covenants that, among other things, required us to maintain a total net leverage ratio of 4.75 to 1.00. The total net leverage ratio is defined under the covenants as on any date of determination, the ratio of total debt on such date, less up to $50.0 million of the unrestricted cash and cash equivalents to Adjusted EBITDA, as defined in the First Export Credit Agreement and the Second Export Credit Agreement, for the trailing 12-month period. The net leverage ratio covenants of the Company’s First Export Credit Agreement and the Second Export Credit Agreement have been waived through December 2022. As of December 31, 2022, the Company was in compliance with the covenants currently in effect.

Credit Agreement

The Company's former Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) provided for a $200.0 million senior secured term facility (the “Term Facility”), and a $45.0 million senior secured incremental revolving credit facility (the “Former Revolving Facility”), which included a $5.0 million letter of credit sub-facility. In March 2020, the Company drew down the entire Revolving Facility. In connection with the Amended Credit Agreement, the Company capitalized $4.2 million related to lender and third-party fees. On  December 10, 2020, the Company amended its Term Facility and Revolving Facility to provide for the borrowing of a new tranche of incremental term loans under the Amended Credit Agreement in an amount of $85.0 million, made under the Main Street Expanded Loan Facility program (the “Main Street Loan”). Interest on the Main Street Loan was paid-in-kind for the first year and the principal was to be amortized at a rate of 15% in each of the third and fourth years, with the remaining amounts to be paid at maturity.

The Amended Credit Agreement, including the Term Facility, Main Street Expanded Loan, and Former Revolving Facility, was prepaid and terminated during February 2022.

Note Payable

In connection with the Natural Habitat acquisition in May 2016, Natural Habitat issued an unsecured promissory note to Benjamin L. Bressler, the founder of Natural Habitat, with an original principal amount of $2.5 million. The promissory note accrued interest at a rate of 1.44% annually, with interest paid every six months. On May 1, 2020, the promissory note was amended, changing the maturity date of the principal payments to be due in three equal installments, paid December 22, 2020, December 22, 2021 and December 22, 2022.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing June 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an annual interest rate of 4.77%.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility program, originated on December 11, 2020. For the first 12 months, interest is not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 7.39% as of December 31, 2022. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Long-Term Debt Outstanding

As of December 31, 2022 and 2021, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2022			2021
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(8,968)	$351,032	$-	$-	$-
First Export Credit Agreement	94,794	(1,829)	92,965	107,695	(2,090)	105,605
Second Export Credit Agreement	110,044	(2,207)	107,837	120,281	(2,473)	117,808
Other	955	-	955	1,034	-	1,034
Note payable	-	-	-	842	-	842
Credit Facility	-	-	-	284,170	(9,050)	275,120
Revolving Facility	-	-	-	44,500	(190)	44,310
Total long-term debt	565,793	(13,004)	552,789	558,522	(13,803)	544,719
Less current portion	(23,337)	-	(23,337)	(26,061)	-	(26,061)
Total long-term debt, non-current	$542,456	$(13,004)	$529,452	$532,461	$(13,803)	$518,658

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2023	$23,337
2024	23,290
2025	40,580
2026	38,016
2027	373,448
Thereafter	67,122
$565,793

For the years ended December 31, 2022, 2021 and 2020, the Company recorded deferred financing costs of $10.9 million, $3.0 million and $4.5 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method.

For the years ended December 31, 2022, 2021 and 2020, deferred financing costs charged to interest expense were $2.7 million, $3.1 million and $2.1 million, respectively. During the three months ended  March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

Letters of Credit

As of December 31, 2022 and 2021, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2023.

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

In 2018, the Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the previous Term Facility and designated these interest rate caps as a cash flow hedge. Changes in the fair value of this interest rate cap were recorded in accumulated other comprehensive income. The cost of the interest rate cap is amortized to interest expense over its life, from the effective date through termination date. The Term Facility was prepaid and terminated during February 2022. The Company reclassified $0.6 million from other comprehensive income (loss) to earnings due to the termination of the cash flow hedge relationship between the Company’s interest rate caps and the Company’s Term Loan. The Company receives payments on the interest rate cap for any period that the one-month USD-LIBOR rate increases beyond the strike rate. The termination date of the interest rate cap agreement is May 31, 2023. The detailed terms of the interest rate caps are as follows:

Interest Rate Caps
Trade date and borrowing date	May 29, 2018
Effective date	September 27, 2018
Termination date	May 31, 2023
Notional amount	$100,000,000
Fixed interest rate (plus spread)	3.00% May 1, 2019 until maturity
Variable interest rate	1 month LIBOR
Settlement	Monthly on last day of each month
Interest payment dates	Monthly on last day of each month
Reset dates	Last day of each month

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

The Company recorded the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassified these amounts into earnings in the period during which the hedged transaction was recognized. Any changes in fair values of hedges that would be determined to be ineffective would be immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2022, 2021 and 2020. The Company reclassified $0.6 million, $2.7 million and $5.3 million in losses, net of tax, from other comprehensive income (loss) to earnings for the years ended December 31, 2022, 2021 and 2020, respectively, due to the maturity of a cash flow hedge and the hedged item.

The Company held the following derivative instruments with absolute notional values as of December 31, 2022:

(in thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	12,440

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of December 31,
	2022		2021
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$9	$-
Total	$-	$-	$9	$-
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (b)	$683	$-	$-	$-
Foreign exchange forward (c)	-	572	664	-
Total	$683	$572	$664	$-

__________

(a)	Recorded in other long-term assets.
(b)	Recorded in prepaid expenses and other current assets.
(c)	Recorded in accounts payable and accrued expenses and prepaid expenses and other current assets, respectively.

The effects of derivatives recognized in the Company’s consolidated financial statements were as follows:

	For the years ended December 31,
(In thousands)	2022	2021	2020

Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$(363)	(247)
Foreign exchange forward (b)	-	(605)	$(2,832)

Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	40	-	-
Foreign exchange forward (c)	(1,236)	288	554
Total	$(1,196)	$(680)	$(2,525)

__________

(a)

For the year ended December 31, 2022, $0.7 million was recognized as income in interest expense, net, and $0.6 million was reclassified from other comprehensive (loss) income to interest expense, net. Amounts for the years ended December 31, 2021 and 2020, were recognized, net of tax, as a component of accumulated other comprehensive (loss) income.

(b)	For the year ended December 31, 2021, $2.7 million was recognized as a loss on foreign currency and $2.0 million was recognized, net of tax, as a component of accumulated other comprehensive (loss) income. For the year ended December 31, 2020, $5.3 million was recognized as a loss on foreign currency, and $2.4 million, was recognized, net of tax, as a component of accumulated other comprehensive (loss) income.
(c)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

As of December 31, 2022, the Company had $15.0 million of investments in fixed income securities measured at fair value based on quoted market prices.

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Domestic	$(21,403)	$(24,875)	$(46,490)
Foreign	(80,681)	(96,312)	(63,455)
Total	$(102,084)	$(121,187)	$(109,945)

The income tax provisions are comprised of the following:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$-	$-	$-
State	244	(7)	6
Foreign - Other	392	45	2
Total current	636	38	8
Deferred
Federal	5,709	(1,894)	(8,959)
State	218	928	(481)
Foreign - Other	(487)	(1,091)	(373)
Total deferred	5,440	(2,057)	(9,813)
Income tax expense (benefit)	$6,076	$(2,019)	$(9,805)

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2022	2021	2020
Tax provision at statutory rate – federal	21.0%	21.0%	21.0%
Tax provision at effective state and local rates	(0.3%)	(0.8%)	0.4%
Foreign tax rate differential	(16.6%)	(15.2%)	(10.5%)
Valuation allowance	(9.4%)	(4.1%)	(2.2%)
Other	(0.7%)	0.8%	0.2%
Total effective income tax rate	(6.0%)	1.7%	8.9%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands and Ecuador are subject to US Federal, US state and Ecuadorian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2022	2021
Net operating loss carryforward	$27,896	$29,642
Property and equipment	(18,942)	(20,293)
Disallowed interest carryforward	12,893	8,280
Valuation allowance	(21,521)	(10,248)
Stock-based compensation	351	311
Intangibles	(384)	(435)
Other	1,874	352
Deferred tax assets	$2,167	$7,609

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

The Company has deferred tax assets related to U.S. federal loss carryforwards of $103.6 million as of December 31, 2022, which begin to expire in 2027. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits and does not include related interest and penalties:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Beginning of year	$-	$-	$-
Current year positions	1,411	-	-
Prior year positions	-	-	-
End of year	$1,411	$-	$-

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, 2021 and 2020, interest and penalties included in income tax expense were not significant.

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

NOTE 9 — ACQUISITIONS

To further expand the Company’s land-based experiential travel offerings and increase its addressable market, on February 1, 2021, the Company acquired 80.1% of the outstanding common stock of Off the Beaten Path, LLC, a land-based travel operator specializing in authentic national park experiences, on March 3, 2021, acquired 70% of the outstanding common stock of DuVine Cycling + Adventure LLC, an international luxury cycling and adventure company and on October 13, 2021, acquired 80.1% of Classic Journeys LLC, a leading luxury walking tour company.

The acquisitions had an aggregate purchase price of $23.6 million, including $1.8 million in Company stock at closing and $0.2 million in deferred contingent consideration. The deferred contingent consideration has an earnout potential of zero or $0.6 million. The acquisitions were accounted for under purchase accounting and are included in our consolidated financial statements since the date of their acquisition. Acquisition related cost were $1.0 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021. The Company recorded $10.4 million in intangible assets related to tradenames and customer lists and $19.9 million in goodwill related to these acquisitions. The acquired goodwill is expected to be deductible for tax purposes. For the year ended December 31, 2021, the acquired businesses contributed aggregate revenue of $17.9 million since their date of acquisition, and were immaterial to the Company's net loss.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest Contingent Arrangements

The Company has controlling interests in its Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys consolidated subsidiaries. The noncontrolling interests are subject to put/call agreements. The agreements were established to provide formal exit opportunities for the minority interest holders and a path to 100% ownership for the Company. The put options, under certain conditions, enable the minority holders, but do not obligate them, to sell the remaining interests to the Company. The Company has call options which enable it, but does not obligate it, to acquire the remaining interests in the subsidiaries, subject to certain dates, expirations and similar redemption value purchase measurements as the put options.

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended May 2020 and December 2022. Mr. Bressler has a first put option that under certain conditions, and subject to providing notice by January 31, 2024, that enables him, but does not obligate him, to sell up to 50% of his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2023, and a second put option that under certain conditions, and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2025. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

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

The following is a rollforward of the redeemable noncontrolling interest:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$10,626	$7,494	$16,112
Net income (loss) attributable to noncontrolling interest	3,221	38	(1,403)
Redemption value adjustment of put option	14,039	202	(7,215)
Acquired businesses' noncontrolling interest	-	2,892	-
Ending balance	$27,886	$10,626	$7,494

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler has an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. Mr. Bressler has a one-time right to elect an early option award of 50% as of December 31, 2023.

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. As of December 31, 2022, the Company’s remaining weighted average operating lease terms were approximately 39 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2022 is as follows:

(In thousands)	Operating Lease Payments
2023	$1,663
2024	1,736
2025	1,002
2026	300
2027	310
Present value discount (6% weighted average)	(387)
Total	$4,624

Lease expense was $2.3 million, $2.0 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded within general and administrative expenses.

Royalty Agreement – National Geographic

The Company is engaged in an alliance and license agreement with National Geographic through 2025, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues. The royalty expense is recognized at the time of revenue recognition. Royalty expense for the years ended December 31, 2022, 2021 and 2020 was $5.7 million, $1.7 million and $1.3 million, respectively.

The royalty balances payable to National Geographic as of December 31, 2022 and 2021 is $1.8 and $0.9 million, respectively, and are included in accounts payable and accrued expenses.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2022, 2021 and 2020, these fees totaled $1.1 million, $0.6 million and $0.2 million, respectively.

Royalty Agreement – Islander

Under a perpetual royalty agreement, the Company is obligated to pay a third party, based upon net revenues generated through tours conducted on the National Geographic Islander. The related royalty expenses are charged to cost of tours expenses. Royalty expense for the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.0 million and $0.4 million, respectively. During  August 2022, the National Geographic Islander was retired from service.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions, and with third parties to provide chartered air service for guests and crew on certain of its expeditions.

Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2023	$14,660
2024	7,086
Total	$21,746

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

Operational Agreement

The Company maintains an agreement with a third party in the Galápagos Islands who provides advisory and administrative services, and operational support for the Company’s vessels stationed there, the National Geographic Endeavour II and National Geographic Islander II. This agreement is in effect through December 31, 2023 and renews annually.

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, after consulting legal counsel, there are no outstanding proceedings that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2022, 2021 and 2020, respectively, of employee contributions up to a per employee annual maximum of $2,400 for 2022, 2021 and 2020. The Company’s benefit plan contributions amounted to $0.6 million during the year ended December 31, 2022, and $0.4 million in each of the years ended December 31, 2021 and 2020. The benefit plan contributions are recorded within general and administrative expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2022, 62,000 shares of Preferred Stock are outstanding. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time after the third anniversary of the issuance, the Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was $2.1 million as of December 31, 2022.

During the years ended December 31, 2022 and 2021, 18,000 and 5,000 shares, respectively, of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 and 566,364 shares, respectively, of the Company’s common stock.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded $4.6 million, $5.3 million and $1.7 million, respectively, in accrued dividends for Preferred Stock. As of December 31, 2022, the Preferred Stock could be converted at the option of the holders into 7.5 million shares of the Company’s common stock.

Stock Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. The Repurchase Plan was suspended through February 4, 2023, due to restrictions related to the Main Street Expanded Loan Facility program that continue for one-year upon repayment. The Company repaid the Main Street Expanded Loan Facility in  February 2022. Pursuant to the Repurchase Plan, the Company had repurchased 8,517 shares of common stock for approximately $127,000 during the year ended December 31, 2020, prior to its suspension. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2022. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2022 was $12.0 million.

NOTE 13 — STOCK-BASED COMPENSATION

During 2021, the Company’s compensation committee approved the 2021 Long-Term Incentive Plan, which supersedes the 2015 Long-Term Incentive Plan, and authorizes restricted time and performance awards and stock options to key employees. The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock or units (“PSUs”) in order to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 4.7 million, with approximately 3.6 million shares available as of December 31, 2022. The Company typically settles stock-based awards with newly issued shares.

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

Market Stock Units

Market stock units (“MSUs”) represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain performance and vesting conditions are met. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and a determined closing price. Each MSU represents the right to receive one share of Company stock multiplied by a performance multiplier or, at the option of the Company, an amount of cash. The number of shares that will eventually be earned and vest may be more or less than the number of MSUs that are awarded, depending on the Company's common stock price. Awards, if earned, will vest after a determined performance period and may be earned at a level ranging from 0%-150% of the number of MSUs granted, depending on performance. The number of units granted were determined based upon the closing price of the Company's common stock on the date of the award.

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

Stock Options

Stock options represent a right to buy a number of shares by the employee, non-employee director or other service providers at a future date, for a pre-set price, or exercise price, for a fixed period of time. Stock options generally vest over one to four years, with a term of ten years. Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted under the 2021 and 2015 plans were estimated using the following assumptions:

	Stock Option Grants
	2022	2021	2020
Stock price	$12.64 - 14.36	$16.38	$10.84
Exercise price	$12.64 - 14.36	$16.38	$10.84
Dividend yield	0.0%	0.00%	0.00%
Expected volatility	57.79%	25.61%	29.08%
Risk-free interest rate	2.75 - 3.15%	1.63%	0.98%
Expected term in years	6.25	7.50	7.00

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	215,421	$11.16	342,046	$12.47	-	$-
Granted	86,783	5.42	648,617	11.22	102,062	8.51
Vested and released	(57,022)	8.98	(213,583)	11.99	-	-
Forfeited	(66,484)	9.69	(35,479)	8.81	-	-
Balance, December 31, 2020	178,698	9.73	741,601	11.70	102,062	8.51
Granted	-	-	283,872	17.16	50,072	18.90
Vested and released	(41,990)	10.27	(358,144)	10.21	-	-
Forfeited	(61,767)	9.79	(98,978)	14.18	-	-
Balance, December 31, 2021	74,941	9.39	568,351	14.93	152,134	11.93
Granted	-	-	348,046	13.18	81,726	15.08
Vested and released	(14,543)	15.25	(236,306)	14.42	(76,549)	8.51
Forfeited	(37,778)	9.51	(139,368)	14.38	(25,335)	16.78
Balance, December 31, 2022	22,620	5.41	540,723	14.17	131,976	13.66

Stock Options

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	200,000	$9.47	7.6	$1,376,000
Granted	310,000	10.84
Options outstanding as of December 31, 2020	510,000	10.30	6.7	3,476,800
Granted	1,000,000	16.38
Exercised	(12,000)	9.47
Options outstanding as of December 31, 2021	1,498,000	14.37	8.8	1,848,040
Granted	200,458	14.02
Exercised	(77,500)	10.84
Forfeited	(232,500)	10.84
Options outstanding as of December 31, 2022	1,388,458	15.10	7.9	-

	As of December 31, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	1,388,458	$15.10	7.9	$-
Options exercisable	388,000	13.03	6.1	-

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $7.0 million, $5.6 million and $2.4 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2022, 2021 and 2020 was $0.0 million. As of December 31, 2022, unrecognized stock-based compensation expense was $14.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.8 years.

Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the acquisition. The profit interest units had a $132.86 per share grant date fair value and are considered vested upon issuance.

NOTE 14 — RELATED PARTY TRANSACTIONS

On May 4, 2016, in connection with the Company's acquisition of Natural Habitat, Natural Habitat issued an unsecured promissory note to Mr. Bressler, the founder of Natural Habitat, with an original principal amount of $2.5 million. The promissory note principal payments were paid in three equal installments, see Note 6—Long-term Debt.

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the full year ended December 31, 2022, 2021 and 2020, segment operating results were as follows:

	For the years ended December 31,
	2022	2021	2020
(In thousands)
Tour revenues:
Lindblad	$278,449	$82,842	$69,620
Land Experiences	143,051	64,265	12,736
Total tour revenues	$421,500	$147,107	$82,356
Operating income (loss):
Lindblad	$(77,871)	$(111,477)	$(78,573)
Land Experiences	14,825	646	(9,825)
Total operating income (loss)	$(63,046)	$(110,831)	$(88,398)

Intercompany tour revenues between the Lindblad and Land Experiences segments eliminated in consolidation and in the presentation above for the years ended December 31, 2022, 2021 and 2020 were $6.0 million, $2.2 million and $2.4 million, respectively.

Depreciation and amortization expense is included in segment operating income as shown below:

	For the years ended December 31,
	2022	2021	2020
(In thousands)
Depreciation and amortization:
Lindblad	$41,275	$37,516	$30,033
Land Experiences	2,767	2,009	2,051
Total depreciation and amortization	$44,042	$39,525	$32,084

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

	As of December 31,
	2022	2021
Total Assets:
Lindblad	$662,683	$724,873
Land Experiences	125,292	102,618
Total assets	$787,975	$827,491

Intangibles, net:
Lindblad	$1,680	$1,874
Land Experiences	9,539	11,361
Total intangibles, net	$11,219	$13,235

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017