Form 10-Q
period 2023-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2023-05-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, 53,251,533 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2023

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,984	$87,177
Restricted cash	36,740	28,847
Short-term securities	-	13,591
Marine operating supplies	8,880	9,961
Inventories	2,221	1,965
Prepaid expenses and other current assets	44,101	41,778
Total current assets	175,926	183,319

Property and equipment, net	534,492	539,406
Goodwill	42,017	42,017
Intangibles, net	10,760	11,219
Deferred tax asset	2,121	2,167
Right-to-use lease assets	3,992	4,345
Other long-term assets	4,960	5,502
Total assets	$774,268	$787,975

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$249,633	$245,101
Accounts payable and accrued expenses	53,388	71,019
Long-term debt - current	23,308	23,337
Lease liabilities - current	1,683	1,663
Total current liabilities	328,012	341,120

Long-term debt, less current portion	524,332	529,452
Deferred tax liabilities	1,486	-
Lease liabilities	2,582	2,961
Other long-term liabilities	89	88
Total liabilities	856,501	873,621

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	70,211	69,143
Redeemable noncontrolling interests	25,698	27,886
	95,909	97,029

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,243,007 and 53,177,437 issued, 53,175,702 and 53,110,132 outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	86,741	83,850
Accumulated deficit	(264,888)	(266,530)
Total stockholders' deficit	(178,142)	(182,675)
Total liabilities, mezzanine equity and stockholders' deficit	$774,268	$787,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2023	2022

Tour revenues	$143,395	$67,846

Operating expenses:
Cost of tours	72,050	57,947
General and administrative	26,419	20,637
Selling and marketing	20,652	12,329
Depreciation and amortization	11,808	11,178
Total operating expenses	130,929	102,091

Operating income (loss)	12,466	(34,245)

Other (expense) income:
Interest expense, net	(10,467)	(8,715)
Gain on foreign currency	152	130
Other income	170	533
Total other expense	(10,145)	(8,052)

Income (loss) before income taxes	2,321	(42,297)
Income tax expense (benefit)	1,543	(149)

Net income (loss)	778	(42,148)
Net income (loss) attributable to noncontrolling interest	157	(427)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	621	(41,721)
Series A redeemable convertible preferred stock dividend	1,069	1,298
Net loss available to stockholders	$(448)	$(43,019)

Weighted average shares outstanding
Basic	53,128,100	50,757,126
Diluted	53,128,100	50,757,126

Undistributed loss per share available to stockholders:
Basic	$(0.01)	$(0.85)
Diluted	$(0.01)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended March 31,
	2023	2022

Net income (loss)	$778	$(42,148)
Other comprehensive income:
Cash flow hedges:
Reclassification adjustment, net of tax	-	634
Total other comprehensive income	-	634
Total comprehensive income (loss)	778	(41,514)
Less: comprehensive income (loss) attributive to non-controlling interest	157	(427)
Comprehensive income (loss) attributable to stockholders	$621	$(41,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	2,902	-	2,902
Net activity related to equity compensation plans	65,570	-	(11)	-	(11)
Redeemable noncontrolling interest	-	-	-	2,090	2,090
Series A preferred stock dividend	-	-	-	(1,069)	(1,069)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	621	621
Balance as of March 31, 2023	53,243,007	$5	$86,741	$(264,888)	$(178,142)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	1,828	-	-	1,828
Net activity related to equity compensation plans	132,685	-	(6)	-	-	(6)
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(4,259)	-	(4,259)
Series A preferred shares dividend	-	-	-	(1,298)	-	(1,298)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(41,721)	-	(41,721)
Balance as of March 31, 2022	50,933,471	$5	$60,307	$(183,717)	$-	$(123,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$778	$(42,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,808	11,178
Amortization of deferred financing costs and other, net	681	701
Amortization of right-to-use lease assets	353	(9)
Stock-based compensation	2,902	1,828
Deferred income taxes	1,533	(149)
Change in fair value of contingent acquisition consideration	-	56
Gain on foreign currency	(152)	(130)
Write-off of unamortized issuance costs related to debt refinancing	-	9,004
Changes in operating assets and liabilities
Marine operating supplies and inventories	825	482
Prepaid expenses and other current assets	(2,323)	(4,890)
Unearned passenger revenues	4,532	29,563
Other long-term assets	(1,041)	(261)
Other long-term liabilities	(1)	845
Accounts payable and accrued expenses	(17,478)	(908)
Operating lease liabilities	(359)	-
Net cash provided by operating activities	2,058	5,162

Cash Flows From Investing Activities
Purchases of property and equipment	(6,425)	(7,522)
Sale of securities	15,163	-
Net cash provided by (used in) investing activities	8,738	(7,522)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	360,000
Repayments of long-term debt	(5,809)	(334,684)
Payment of deferred financing costs	(21)	(10,781)
Repurchase under stock-based compensation plans and related tax impacts	(266)	(6)
Net cash (used in) provided by financing activities	(6,096)	14,529
Net increase in cash, cash equivalents and restricted cash	4,700	12,169
Cash, cash equivalents and restricted cash at beginning of period	116,024	172,693

Cash, cash equivalents and restricted cash at end of period	$120,724	$184,862

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$16,593	$3,613
Income taxes	89	58
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$1,069	$1,298

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 (the “2022 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2022 Annual Report.

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

For the three months ended March 31, 2023 and 2022, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the three months ended March 31, 2023, 0.8 million unvested restricted shares, 1.9 million shares issuable upon exercise of options and 7.6 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three months ended March 31, 2022, 0.8 million unvested restricted shares, 1.5 million shares issuable upon exercise of options and 9.3 million common shares issuable upon conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended March 31,
	2023	2022
	(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$621	$(41,721)
Series A redeemable convertible preferred stock dividend	1,069	1,298
Undistributed loss available to stockholders	$(448)	$(43,019)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,128,100	50,757,126
Total weighted average shares outstanding, diluted	53,128,100	50,757,126

Undistributed loss per share available to stockholders:
Basic	$(0.01)	$(0.85)
Diluted	$(0.01)	$(0.85)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  March 31, 2023 and December 31, 2022, the Company has recorded $249.6 million and $245.1 million, related to unearned passenger revenue, respectively.

Contract Liabilities
(In thousands)
Balance as of December 31, 2022	$178,198
Recognized in tour revenues during the period	(134,262)
Additional contract liabilities in period	95,692
Balance as of March 31, 2023	$139,628

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
	2023	2022
Guest ticket revenue:	(unaudited)
Direct	45%	45%
National Geographic	14%	16%
Agencies	23%	20%
Affinity	7%	9%
Guest ticket revenue	89%	90%
Other tour revenue	11%	10%
Tour revenues	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the three months ended March 31,
	2023	2022
(In thousands)	(unaudited)
Cash and cash equivalents	$83,984	$154,816
Restricted cash	36,740	30,046
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$120,724	$184,862

Restricted cash consists of the following:

	As of March 31, 2023	As of December 31, 2022
(In thousands)	(unaudited)
Credit card processor reserves	$20,737	$20,400
Federal Maritime Commission and other escrow	14,739	6,882
Certificates of deposit and other restricted securities	1,264	1,565
Total restricted cash	$36,740	$28,847

Prepaid expenses and other current assets are as follows:

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Prepaid tour expenses	$25,914	$20,605
Other	18,187	21,173
Total prepaid expenses and other current assets	$44,101	$41,778

Accounts payable and accrued expenses are as follows:

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Accrued other expense	$34,578	$54,418
Accounts payable	18,810	16,601
Total accounts payable and accrued expenses	$53,388	$71,019

NOTE 5—LONG-TERM DEBT

	As of March 31, 2023			As of December 31, 2022
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(8,440)	$351,560	$360,000	(8,968)	351,032
First Export Credit Agreement	91,569	(1,764)	89,805	94,794	(1,829)	92,965
Second Export Credit Agreement	107,485	(2,140)	105,345	110,044	(2,207)	107,837
Other	930	-	930	955	-	955
Total long-term debt	559,984	(12,344)	547,640	565,793	(13,004)	552,789
Less current portion	(23,308)	-	(23,308)	(23,337)	-	(23,337)
Total long-term debt, non-current	$536,676	$(12,344)	$524,332	$542,456	$(13,004)	$529,452

For the three months ended March 31, 2023 and 2022, $0.7 million and $0.5 million, respectively, of deferred financing costs were charged to interest expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year, and interest is payable semiannually in arrears on February 15 and August 15 of each year. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

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

Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”) making available to the Company a loan in an aggregate principal amount not to exceed $107.7 million for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, delivered in March 2020. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from drawdown, and 30% maturing over five years from drawdown. In September 2021, the Company amended its First Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its First Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 8.65% over the borrowing period covering March 31, 2023.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), to make available to the Company and subject to certain conditions, a loan in an aggregate principal amount not to exceed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021, and borrowed $122.8 million under the Second Export Credit Agreement. The loan amortizes quarterly based on a twelve-year profile, with 70% maturing over twelve years from final drawdown, and 30% maturing over five years from final drawdown. In September 2021, the Company amended its Second Export Credit Agreement to, among other things, waive the net leverage coverage ratio through March 2022 and annualize EBITDA used in its covenant calculation through December 31, 2022. During May 2022, the Company further amended its Second Export Credit Agreement to extend the waiver of its net leverage coverage ratio from March 2022 through December 31, 2022. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a margin of 3.50% per annum, for an aggregated rate of 8.46% over the borrowing period covering March 31, 2023.

Other

The Company’s Off the Beaten Path subsidiary has a loan maturing September 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an interest rate of 4.77% annually.

The Company’s Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. For the first 12 months, interest was not payable and accrued to the principal balance, thereafter, monthly interest payments are required. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 7.86% as of March 31, 2023. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Covenants

The Company’s Notes, Revolving Credit Facility, First Export Credit Agreement and Second Export Credit Agreement contain financial and restrictive covenants that include among others, net leverage ratios, limits on additional indebtedness and limits on certain investments. On October 11, 2022, the Company amended the covenants of its Senior Secured Credit Agreements to use an annualized EBITDA calculation in its net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023. The Company was in compliance with its covenants in effect as of March 31, 2023.

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

The Company held the following derivative instruments with absolute notional values as of March 31, 2023:

(In thousands)	Absolute Notional Value
Interest rate caps	$100,000
Foreign exchange contracts	12,232

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2023		As of December 31, 2022
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$316	$-	$683	$-
Foreign exchange forward (b)	-	434	-	572
Total	$316	$434	$683	$572
(a)	Recorded in prepaid expenses and other current assets.
(b)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended March 31,
(In thousands)	2023	2022
	(unaudited)
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$(367)	$(451)
Foreign exchange forward (b)	152	130
Total	$(215)	$(321)
(a)	Recognized in interest expense, net. For the three months ended March 31, 2022, $0.6 million was reclassified from other comprehensive income (loss) to interest expense, net.
(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of March 31, 2023 to be $541.8 million based on the terms of the agreements and comparable market data as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2023.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs was $2.1 million as of March 31, 2023, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.1 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 7.6 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of March 31, 2023, 2.9 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $2.8 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.

2022 Long-Term Incentive Compensation

During the three months ended March 31, 2023, the Company granted 273,656 restricted stock units (“RSUs”) with a weighted average grant price of $9.57. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2023, the Company awarded 96,757 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.56. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

During the three months ended March 31, 2023, the Company granted 500,000 options, with an average exercise price of $9.56. The options vest ratably over four years with a term of ten years.

Stock Option Grants
2023
Stock price	$9.56
Exercise price	$9.56
Dividend yield	0.00%
Expected Volatility	64.6%
Risk-free interest rate	3.63%
Expected term (in years)	6.25

As of March 31, 2023 and December 31, 2022, options to purchase an aggregate of 1.9 million and 1.4 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $13.64 and $15.10, respectively, were outstanding. As of March 31, 2023, 388,000 options were exercisable.

Natural Habitat Contingent Arrangement

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler employment agreement, as amended, provides Mr. Bressler, President of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, effective as of  December 31, 2025, subject to certain conditions. Mr. Bressler has a one-time right to elect an early option award of 50% at  December 31, 2023, subject to certain conditions.

NOTE 9—INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three months ended March 31, 2023 was an expense of 66.5%, versus a benefit of 0.4% for the three months ended March 31, 2022. The effect tax rate for the three months ended March 31, 2023 was impacted by a $1.5 million discrete tax expense.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended March 31,
(In thousands)	2023	2022
	(unaudited)
Beginning balance	$27,886	$10,626
Net income (loss) attributable to noncontrolling interest	157	(427)
Redemption value adjustment of put option	(2,090)	4,259
Distribution	(255)	-
Ending balance	$25,698	$14,458

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three months ended March 31, 2023 was $1.3 million, and was $1.2 million for the three months ended March 31, 2022.

The royalty balance payable to National Geographic as of March 31, 2023 and December 31, 2022 was $2.1 million and $1.8 million, respectively, and are included in accounts payable and accrued expenses.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense. This royalty fee expense was $0.2 million for the three months ended March 31, 2023 and  March 31, 2022.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2023 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2023	$10,870
2024	12,914
Total	$23,784

NOTE 11—SEGMENT INFORMATION

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended March 31,
	2023	2022
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$115,498	$50,274
Land Experiences	27,897	17,572
Total tour revenues	$143,395	$67,846
Operating income (loss):
Lindblad	$12,118	$(33,569)
Land Experiences	348	(676)
Total operating income (loss)	$12,466	$(34,245)

For the three months ended March 31, 2023 there was $2.5 million in intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three months ended March 31, 2022, there was $1.6 of intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2023	2022
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad	$11,152	$10,741
Land Experiences	656	437
Total depreciation and amortization	$11,808	$11,178

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Total Assets:
Lindblad	$628,968	$662,683
Land Experiences	145,300	125,292
Total assets	$774,268	$787,975

Intangibles, net:
Lindblad	$1,651	$1,680
Land Experiences	9,109	9,539
Total intangibles, net	$10,760	$11,219

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

NOTE 12—SUBSEQUENT EVENTS

In May 2023, the Company issued $275.0 million of 9.00% senior secured notes, maturing 2028 (the “2028 Notes”), with proceeds used primarily to prepay in full all outstanding borrowings under its existing export credit facilities. The 2028 Notes are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries, and collateralized by certain of the Company’s assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “2022 Annual Report”). Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its subsidiaries.

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

●	the impacts of inflation, the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the impacts of inflation and negative economic conditions or negative economic outlooks on the demand for expedition travel;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged:

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain or renew (on favorable terms or at all) our relationship with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed herein and in Item 1A. Risk Factors in our 2022 Annual Report.

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

2023 Highlights

During the first quarter we provided immersive expeditions to our guests across all of our ships including voyages to Antarctica, Patagonia, Baja California’s Sea of Cortez, the Galápagos Islands, Central America, Australia, New Zealand, the South Pacific and elsewhere and generated $143.4 million in revenue, $12.5 million in operating income and $27.2 million in Adjusted EBITDA (non-GAAP financial measure defined below).

We have substantial advanced reservations for future travel with bookings for the full year 2023 45% ahead of the bookings for 2019 at the same point in 2019.

During May, we issued $275.0 million of 9.00% senior secured notes, maturing 2028, with proceeds used primarily to pay the outstanding borrowings under our existing export credit agreements.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations for the three months ended March 31, 2023 and 2022;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues recorded during the second and third quarters from their spring and summer season departures.

Results of Operations - Consolidated

	For the three months ended March 31,
(In thousands)	2023	2022	Change	%
Tour revenues	$143,395	$67,846	$75,549	111%

Cost of tours	72,050	57,947	14,103	24%
General and administrative	26,419	20,637	5,782	28%
Selling and marketing	20,652	12,329	8,323	68%
Depreciation and amortization	11,808	11,178	630	6%
Operating income (loss)	$12,466	$(34,245)	$46,711	136%
Net income (loss)	$778	$(42,148)	$42,926	102%
Undistributed loss per share available to stockholders:
Basic	$(0.01)	$(0.85)	$0.84
Diluted	$(0.01)	$(0.85)	$0.84

Comparison of the Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 — Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2023 increased $75.5 million, to $143.4 million, compared to $67.8 million for the three months ended March 31, 2022. The Lindblad segment tour revenues increased by $65.2 million, and the Land Experiences segment increased $10.3 million, primarily due to the ramp of expeditions and trips, and higher pricing.

Cost of Tours

Total cost of tours for the three months ended March 31, 2023 increased $14.1 million, or 24%, to $72.0 million, compared to $57.9 million for the three months ended March 31, 2022. The Lindblad segment cost of tours increased by $9.5 million, and the Land Experiences segment increased $4.6 million, primarily due to the ramp of expeditions and trips.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 increased $5.8 million, or 28%, to $26.4 million, compared to $20.6 million for the three months ended March 31, 2022. At the Lindblad segment, general and administrative expenses increased $3.3 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations and higher credit card commissions due to the strong booking environment. At the Land Experiences segment, general and administrative expenses increased $2.5 million, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2023 increased $8.3 million, or 68%, to $20.7 million, compared to $12.3 million for the three months ended March 31, 2022. At the Lindblad segment, selling and marketing expenses increased $6.3 million, primarily due to higher commissions related to the ramp in operations and increased marketing spend to drive future bookings. At the Land Experiences segment, selling and marketing expenses increased $2.0 million, primarily due to increased marketing spend to drive future bookings.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2023 increased $0.6 million, or 6%, to $11.8 million, compared to $11.2 million for the three months ended March 31, 2022.

Other Income (Expense)

Other expense for the three months ended March 31, 2023, increased $2.1 million to $10.1 million from $8.1 million for the three months ended March 31, 2022, primarily due to a $1.8 million increase in interest expense, primarily due to higher rates across our debt facilities.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2023	2022	Change	%
Tour revenues:
Lindblad	$115,498	$50,274	$65,224	130%
Land Experiences	27,897	17,572	10,325	59%
Total tour revenues	$143,395	$67,846	$75,549	111%
Operating income (loss):
Lindblad	$12,118	$(33,569)	$45,687	136%
Land Experiences	348	(676)	1,024	151%
Total operating income (loss)	$12,466	$(34,245)	$46,711	136%
Adjusted EBITDA:
Lindblad	$26,083	$(20,981)	$47,064	224%
Land Experiences	1,103	(239)	1,342	562%
Total adjusted EBITDA	$27,186	$(21,220)	$48,406	228%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended March 31,
	2023	2022
Available Guest Nights	83,184	48,546
Guest Nights Sold	67,057	32,184
Occupancy	81%	66%
Maximum Guests	8,990	5,414
Number of Guests	7,354	3,661
Voyages	113	83

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2023	2022
Guest ticket revenues	$102,614	$45,502
Other tour revenue	12,884	4,772
Tour Revenues	115,498	50,274
Less: Commissions	(7,816)	(4,405)
Less: Other tour expenses	(7,458)	(9,989)
Net Yield	$100,224	$35,880
Available Guest Nights	83,184	48,546
Gross Yield per Available Guest Night	$1,388	$1,036
Net Yield per Available Guest Night	1,205	739

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2023	2022
Operating income (loss)	$12,118	$(33,569)
Cost of tours	57,095	47,571
General and administrative	18,566	15,248
Selling and marketing	16,567	10,283
Depreciation and amortization	11,152	10,741
Less: Commissions	(7,816)	(4,405)
Less: Other tour expenses	(7,458)	(9,989)
Net Yield	$100,224	$35,880

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2023	2022
Cost of tours	$57,095	$47,571
Plus: Selling and marketing	16,567	10,283
Plus: General and administrative	18,566	15,248
Gross Cruise Cost	92,228	73,102
Less: Commissions	(7,816)	(4,405)
Less: Other tour expenses	(7,458)	(9,989)
Net Cruise Cost	76,954	58,708
Less: Fuel Expense	(8,351)	(5,924)
Net Cruise Cost Excluding Fuel	68,603	52,784
Non-GAAP Adjustments:
Stock-based compensation	(2,803)	(1,828)
Other	(10)	(19)
Adjusted Net Cruise Cost Excluding Fuel	$65,790	$50,937
Adjusted Net Cruise Cost	$74,141	$56,861
Available Guest Nights	83,184	48,546
Gross Cruise Cost per Available Guest Night	$1,109	$1,506
Net Cruise Cost per Available Guest Night	925	1,209
Net Cruise Cost Excluding Fuel per Available Guest Night	825	1,087
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	791	1,049
Adjusted Net Cruise Cost per Available Guest Night	891	1,171

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2023 increased $65.2 million to $115.5 million, compared to $50.3 million for the three months ended March 31, 2022. The 130% increase in 2023 was driven by higher guest ticket revenues primarily from an increase in available guest nights and from higher pricing and occupancy compared with the first quarter of 2022.

Operating Income

We generated $12.1 million of operating income for the three months ended March 31, 2023, compared to a $33.6 operating loss for the three months ended March 31, 2022, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and increased marketing spend to support future growth initiatives.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2023 increased $10.3 million to $27.9 million compared to $17.6 million for the three months ended March 31, 2022 primarily as a result of operating additional trips during the first quarter 2023 and higher pricing.

Operating Income

We generated $0.3 million of operating income for the three months ended March 31, 2023, compared to an operating loss of $0.7 million for the three months ended March 31, 2022, primarily due to the increase in tour revenue, partially offset by higher operating and personnel costs related to operating additional departures, increased commissions related to the revenue and bookings growth and increased marketing spend to support future growth initiatives.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended March 31,
(In thousands)	2023	2022
Net income (loss)	$778	$(42,148)
Interest expense, net	10,467	8,715
Income tax expense (benefit)	1,543	(149)
Depreciation and amortization	11,808	11,178
Gain on foreign currency	(152)	(130)
Other income	(170)	(533)
Stock-based compensation	2,902	1,828
Other	10	19
Adjusted EBITDA	$27,186	$(21,220)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended March 31,
(In thousands)	2023	2022
Operating income (loss)	$12,118	$(33,569)
Depreciation and amortization	11,152	10,741
Stock-based compensation	2,803	1,828
Other	10	19
Adjusted EBITDA	$26,083	$(20,981)

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2023	2022
Operating income (loss)	$348	$(676)
Depreciation and amortization	656	437
Stock-based compensation	99	-
Adjusted EBITDA	$1,103	$(239)

Liquidity and Capital Resources

As of March 31, 2023, the Company had $84.0 million in unrestricted cash and cash equivalents and $36.7 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of March 31, 2023, we had $560.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures.

Sources and Uses of Cash for the Three Months Ended March 31, 2023 and 2022

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2023 compared to $5.2 million for the same period in 2022. The $3.1 million decrease is primarily due to higher costs during 2023 as we returned all vessels to operations.

Net cash provided by investing activities was $8.7 million for the three months ended March 31, 2023 compared to $7.5 million used in investing activities in the same period in 2022. 2023 primarily included divesting of marketable securities, partially offset by vessel capital expenditures, while 2022 primarily included routine capital vessel maintenance across the fleet and renovations to the National Geographic Islander II for its launch during the third quarter of 2022.

Net cash used in financing activities was $6.1 million for the three months ended March 31, 2023 compared to $14.5 million provided by financing activities for the same period in 2022. 2023 primarily included repayments under our export credit agreements, while 2022 primarily included the issuance of new senior secured notes which were used to repay the prior credit agreement, including the term facility, the Main Street Loan and the revolving facility.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “Notes”) in a private offering. The Notes bear interest at a rate of 6.75% per year and interest is payable semiannually in arrears on February 15 and August 15 of each year. The Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the Notes.

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread.

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

The First Export Credit Agreement, as amended, bears interest at a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 8.65% over the borrowing period covering March 31, 2023. The Second Export Credit Agreement, as amended, bears a variable interest rate equal to three-month LIBOR plus a spread of 3.50% per annum, or 8.46% over the borrowing period covering March 31, 2023. On October 11, 2022, we amended the covenants of our export credit agreements to use an annualized EBITDA calculation in our net leverage ratio covenant for the periods from March 31, 2023 through September 30, 2023. We were in compliance with our covenants in effect as of March 31, 2023.

During April 2023, we issued $275.0 million of 9.00% senior secured notes, maturing 2028, with proceeds used primarily to pay the outstanding borrowings under our First and Second Export Credit Agreements. The senior secured notes are guaranteed on a senior secured basis by us and certain of our subsidiaries and are collateralized by certain of our assets.

Other

Our Off the Beaten Path subsidiary has a loan maturing September 2023 for the purchase of guest transportation vehicles. The loan’s original principal was $0.3 million, is collateralized by the vehicles and bears an annual interest rate of 4.77%.

Our Off the Beaten Path subsidiary has a $0.8 million loan under the Main Street Expanded Loan Facility, originated on December 11, 2020. The outstanding balance will amortize at a rate of 15% on both December 2023 and December 2024, with the remaining balance due December 2025. The loan bears a variable interest rate equal to one-month LIBOR plus a spread of 3.00%, or 7.86% as of March 31, 2023. This loan may be voluntarily prepaid at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2023, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of March 31, 2023, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 7.6 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of March 31, 2023, we had a working capital deficit of $152.1 million, and as of December 31, 2022, we had a working capital deficit of $157.8 million.

Critical Accounting Policies

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. For a detailed discussion of our Critical Accounting Policies, please see our 2022 Annual Report, where we have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application. There have been no significant changes to our accounting policies from those disclosed in the 2022 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2022 Annual Report.

We are exposed to a market risk for interest rates related to our variable rate debt instruments. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical 100 basis point change in interest rates. For additional information regarding our long-term borrowings see Note 5 to our Condensed Consolidated Financial Statements included herein. Based on our March 31, 2023 outstanding variable rate debt balance, a hypothetical 100 basis point increase in LIBOR interest rates related to our variable interest rate debt instruments would impact our annual interest expense by approximately $2.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2022 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2023.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2023.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2023	716	$10.70	$-	$11,974,787
February 1 through February 28, 2023	307	12.34	-	11,974,787
March 1 through March 31, 2023	36,303	9.52	-	11,974,787
Total	37,326		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
4.1	FIRST SUPPLEMENTAL INDENTURE, dated as of May 2, 2023, by and among Lindblad Expeditions, LLC, the other parties listed as New Guarantors and Wilmington Trust, National Association, as trustee.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2023.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Dolf Berle
Dolf Berle
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Craig Felenstein
Craig Felenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)