Form 10-Q
period 2023-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2023-07-27
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, 53,329,072 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2023

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$142,950	$87,177
Restricted cash	54,491	28,847
Short-term securities	-	13,591
Marine operating supplies	6,500	9,961
Inventories	2,544	1,965
Prepaid expenses and other current assets	52,400	41,778
Total current assets	258,885	183,319

Property and equipment, net	531,898	539,406
Goodwill	42,017	42,017
Intangibles, net	10,316	11,219
Deferred tax asset	2,382	2,167
Right-to-use lease assets	3,634	4,345
Other long-term assets	4,706	5,502
Total assets	$853,838	$787,975

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$272,925	$245,101
Accounts payable and accrued expenses	58,124	71,019
Long-term debt - current	46	23,337
Lease liabilities - current	1,701	1,663
Total current liabilities	332,796	341,120

Long-term debt, less current portion	620,376	529,452
Deferred tax liabilities	1,454	-
Lease liabilities	2,199	2,961
Other long-term liabilities	89	88
Total liabilities	956,914	873,621

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	71,296	69,143
Redeemable noncontrolling interests	30,513	27,886
	101,809	97,029

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,320,546 and 53,177,437 issued, 53,253,241 and 53,110,132 outstanding as of June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	89,601	83,850
Accumulated deficit	(294,491)	(266,530)
Total stockholders' deficit	(204,885)	(182,675)
Total liabilities, mezzanine equity and stockholders' deficit	$853,838	$787,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Tour revenues	$124,798	$90,910	$268,194	$158,756

Operating expenses:
Cost of tours	77,654	62,499	149,703	120,447
General and administrative	29,155	23,710	55,574	44,347
Selling and marketing	15,158	12,839	35,810	25,168
Depreciation and amortization	11,331	11,176	23,139	22,354
Total operating expenses	133,298	110,224	264,226	212,316

Operating (loss) income	(8,500)	(19,314)	3,968	(53,560)

Other (expense) income:
Interest expense, net	(11,645)	(9,416)	(22,112)	(18,130)
Gain (loss) on foreign currency	348	(676)	500	(546)
Other (expense) income	(3,867)	(116)	(3,696)	417
Total other expense	(15,164)	(10,208)	(25,308)	(18,259)

Loss before income taxes	(23,664)	(29,522)	(21,340)	(71,819)
Income tax expense (benefit)	41	(964)	1,584	(1,113)

Net loss	(23,705)	(28,558)	(22,924)	(70,706)
Net income (loss) attributable to noncontrolling interest	765	198	922	(229)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(24,470)	(28,756)	(23,846)	(70,477)
Series A redeemable convertible preferred stock dividend	1,083	1,283	2,155	2,581
Net loss available to stockholders	$(25,553)	$(30,039)	$(26,001)	$(73,058)

Weighted average shares outstanding
Basic	53,245,491	51,195,280	53,186,796	50,976,203
Diluted	53,245,491	51,195,280	53,186,796	50,976,203

Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.59)	$(0.49)	$(1.43)
Diluted	$(0.48)	$(0.59)	$(0.49)	$(1.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Net loss	$(23,705)	$(28,558)	$(22,924)	$(70,706)
Other comprehensive income:
Cash flow hedges:
Reclassification adjustment, net of tax	-	-	-	634
Total other comprehensive income	-	-	-	634
Total comprehensive loss	(23,705)	(28,558)	(22,924)	(70,072)
Less: comprehensive income (loss) attributive to non-controlling interest	765	198	922	(229)
Comprehensive loss attributable to stockholders	$(24,470)	$(28,756)	$(23,846)	$(69,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	53,243,007	$5	$86,741	$(264,888)	$(178,142)
Stock-based compensation	-	-	3,390	-	3,390
Net activity related to equity compensation plans	77,539	-	(530)	-	(530)
Redeemable noncontrolling interest	-	-	-	(4,050)	(4,050)
Series A preferred stock dividend	-	-	-	(1,083)	(1,083)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(24,470)	(24,470)
Balance as of June 30, 2023	53,320,546	$5	$89,601	$(294,491)	$(204,885)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	6,292	-	6,292
Net activity related to equity compensation plans	143,109	-	(541)	-	(541)
Redeemable noncontrolling interest	-	-	-	(1,960)	(1,960)
Series A preferred stock dividend	-	-	-	(2,155)	(2,155)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(23,846)	(23,846)
Balance as of June 30, 2023	53,320,546	$5	$89,601	$(294,491)	$(204,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of March 31, 2022	50,933,471	$5	$60,307	$(183,717)	$-	$(123,405)
Stock-based compensation	-	-	1,823	-	-	1,823
Net activity related to equity compensation plans	21,045	-	(747)	-	-	(747)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Redeemable noncontrolling interest	-	-	-	(4,939)	-	(4,939)
Series A preferred shares dividend	-	-	-	(1,283)	-	(1,283)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(28,756)	-	(28,756)
Balance as of June 30, 2022	$53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	(634)	$(78,583)
Stock-based compensation	-	-	3,651	-	-	3,651
Net activity related to equity compensation plans	153,730	-	(753)	-	-	(753)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(9,198)	-	(9,198)
Series A preferred shares dividend	-	-	-	(2,581)	-	(2,581)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(70,477)	-	(70,477)
Balance as of June 30, 2022	53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(22,924)	$(70,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,139	22,354
Amortization of deferred financing costs and other, net	1,509	1,313
Amortization of right-to-use lease assets	711	(20)
Stock-based compensation	6,292	3,651
Deferred income taxes	1,501	(1,128)
Change in fair value of contingent acquisition consideration	-	56
(Gain) loss on foreign currency	(500)	546
Write-off of unamortized issuance costs related to debt refinancing	3,860	9,004
Changes in operating assets and liabilities
Marine operating supplies and inventories	2,882	(1,676)
Prepaid expenses and other current assets	(10,622)	(19,388)
Unearned passenger revenues	27,824	58,387
Other long-term assets	(1,046)	3,431
Other long-term liabilities	(3)	845
Accounts payable and accrued expenses	(12,395)	11,971
Operating lease liabilities	(724)	-
Net cash provided by operating activities	19,504	18,640

Cash Flows From Investing Activities
Purchases of property and equipment	(14,718)	(23,550)
Sale of short-term securities	15,163	-
Net cash provided by (used in) investing activities	445	(23,550)

Cash Flows From Financing Activities
Proceeds from long-term debt	275,000	360,000
Repayments of long-term debt	(205,693)	(340,491)
Payment of deferred financing costs	(7,043)	(10,804)
Repurchase under stock-based compensation plans and related tax impacts	(796)	(753)
Net cash provided by financing activities	61,468	7,952
Net increase in cash, cash equivalents and restricted cash	81,417	3,042
Cash, cash equivalents and restricted cash at beginning of period	116,024	172,693

Cash, cash equivalents and restricted cash at end of period	$197,441	$175,735

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$18,232	$6,204
Income taxes	206	124
Non-cash investing and financing activities:
Non-cash preferred stock dividend	2,155	2,581

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and note disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 (the “2022 Annual Report”).

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

For the three and six months ended June 30, 2023 and 2022, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the three and six months ended June 30, 2023, 0.7 million unvested restricted shares, 1.9 million shares issuable upon exercise of options and 7.7 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three and six months ended June 30, 2022, 0.8 million unvested restricted shares, 1.4 million shares issuable upon exercise of options and 7.3 million common shares issuable upon conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(24,470)	$(28,756)	$(23,846)	$(70,477)
Series A redeemable convertible preferred stock dividend	1,083	1,283	2,155	2,581
Undistributed loss available to stockholders	$(25,553)	$(30,039)	$(26,001)	$(73,058)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,245,491	51,195,280	53,186,796	50,976,203
Total weighted average shares outstanding, diluted	53,245,491	51,195,280	53,186,796	50,976,203

Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.59)	$(0.49)	$(1.43)
Diluted	$(0.48)	$(0.59)	$(0.49)	$(1.43)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions primarily related to the COVID-19 pandemic, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  June 30, 2023 and December 31, 2022, the Company has $272.9 million and $245.1 million, related to unearned passenger revenue, respectively.

Contract Liabilities
(In thousands)
Balance as of December 31, 2022	$178,198
Recognized in tour revenues during the period	(232,470)
Additional contract liabilities in period	223,361
Balance as of June 30, 2023	$169,089

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	53%	48%	49%	46%
National Geographic	11%	18%	13%	17%
Agencies	20%	21%	22%	20%
Affinity	6%	3%	6%	7%
Guest ticket revenue	90%	90%	90%	90%
Other tour revenue	10%	10%	10%	10%
Tour revenues	100%	100%	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	For the six months ended June 30,
	2023	2022
(In thousands)	(unaudited)
Cash and cash equivalents	$142,950	$126,904
Restricted cash	54,491	48,831
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$197,441	$175,735

Restricted cash consists of the following:

	As of June 30, 2023	As of December 31, 2022
(In thousands)	(unaudited)
Credit card processor reserves	$20,850	$20,400
Federal Maritime Commission and other escrow	32,247	6,882
Certificates of deposit and other restricted securities	1,394	1,565
Total restricted cash	$54,491	$28,847

Prepaid expenses and other current assets are as follows:

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Prepaid tour expenses	$33,327	$20,605
Other	19,073	21,173
Total prepaid expenses and other current assets	$52,400	$41,778

Accounts payable and accrued expenses are as follows:

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Accrued other expense	$44,635	$54,418
Accounts payable	13,489	16,601
Total accounts payable and accrued expenses	$58,124	$71,019

NOTE 5—LONG-TERM DEBT

	As of June 30, 2023			As of December 31, 2022
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(7,870)	$352,130	$360,000	(8,968)	351,032
9.00% Notes	275,000	(6,808)	268,192	-	-	-
Other	100	-	100	955	-	955
First Export Credit Agreement	-	-	-	94,794	(1,829)	92,965
Second Export Credit Agreement	-	-	-	110,044	(2,207)	107,837
Total long-term debt	635,100	(14,678)	620,422	565,793	(13,004)	552,789
Less current portion	(46)	-	(46)	(23,337)	-	(23,337)
Total long-term debt, non-current	$635,054	$(14,678)	$620,376	$542,456	$(13,004)	$529,452

For the three and six months ended June 30, 2023, $0.8 million and $1.5 million, respectively, of deferred financing costs were charged to interest expense, and for the three and six months ended June 30, 2022, $0.7 million and $1.4 million, respectively, of deferred financing costs were charged to interest expense. During the three months ended June 30, 2023, $3.9 million of deferred financing costs related to the repayment of the Company’s prior senior secured credit agreements (the “Export Credit Agreements”) were written-off to other expense. During the three months ended  March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “6.75% Notes”) in a private offering. The 6.75% Notes bear interest at a rate of 6.75% per year, and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 6.75% Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The 6.75% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 6.75% Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The 6.75% Notes contain covenants that, among other things, restrict the Company’s ability, and the ability of the Company’s restricted subsidiaries, to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes.

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

9.00% Notes

On May 2, 2023, the Company issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. The 9.00% Notes bear interest at a rate of 9.00% per year, accruing from May 2, 2023, and interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2023. The 9.00% Notes will mature on May 15, 2028, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior senior secured credit agreements, to pay any related premiums and to terminate in full its prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes are senior unsecured obligations of the Company and are guaranteed (i) on a senior secured basis by certain of the Company’s subsidiaries (collectively, the “Secured Guarantors”) and secured by a first-priority lien, subject to permitted liens and certain exceptions, on the equity and substantially all the assets of the Secured Guarantors, and (ii) on a senior unsecured basis by certain other subsidiaries of the Company. The 9.00% Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The 9.00% Notes contain covenants that, among other things, restrict the Company’s ability, and the ability of the Company’s restricted subsidiaries, to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 9.00% Notes.

Other

The Company’s Off the Beaten Path subsidiary’s original $0.3 million loan for the purchase of guest transportation vehicles was repaid during June 2023.

The Company’s Off the Beaten Path subsidiary’s $0.8 million loan under the Main Street Expanded Loan Facility, which originated on December 11, 2020, was repaid during May 2023.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Prior Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”), for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, and borrowed $107.7 million upon delivery in March 2020. The First Export Credit Agreement was repaid in full on May 2, 2023.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), under which the Company borrowed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021. The Company borrowed $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. The Second Export Credit Agreement was repaid in full on May 2, 2023.

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and limits on certain investments. The Company was in compliance with its covenants in effect as of June 30, 2023.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

The Company’s derivative assets and liabilities consist principally of foreign exchange forward contracts and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as quoted market prices are not readily available. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves and counterparty credit risks.

Currency Risk. The Company uses currency exchange forward contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily economically hedges a portion of its current-year currency exposure to the Canadian and New Zealand dollars, the Euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

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

The Company held the following derivative instruments with absolute notional values as of June 30, 2023:

(In thousands)	Absolute Notional Value
Foreign exchange contracts	11,669

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2023		As of December 31, 2022
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$683	$-
Foreign exchange forward (b)	-	310	-	572
Total	$-	$310	$683	$572
(a)	Recorded in prepaid expenses and other current assets. The interest rate cap matured during May 2023.
(b)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$(316)	$154	$(683)	$(297)
Foreign exchange forward (b)	348	(676)	500	(546)
Total	$32	$(522)	$(183)	$(843)
(a)

Recognized in interest expense, net. The interest rate cap matured during May 2023. For the three and six months ended June 30, 2022, $0.6 million was reclassified from other comprehensive income (loss) to interest expense, net.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of June 30, 2023 to be $619.3 million based on the terms of the agreements and comparable market data as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2023.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2023, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of June 30, 2023, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30,2022, respectively. As of June 30, 2023, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 7.7 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of June 30, 2023, 2.9 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $3.4 million and $6.3 million during the three and six months ended June 30, 2023, respectively, and $1.8 million and $3.7 million during the three and six months ended June 30,2022, respectively.

Long-Term Incentive Compensation

During the six months ended June 30, 2023, the Company granted 277,331 restricted stock units (“RSUs”) with a weighted average grant price of $9.59. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the six months ended June 30, 2023, the Company awarded 96,757 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.56. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

During the six months ended June 30, 2023, the Company granted 500,000 options, with an average exercise price of $9.56. The options vest ratably over four years with a term of ten years.

Stock Option Grants
2023
Stock price	$9.56
Exercise price	$9.56
Dividend yield	0.00%
Expected Volatility	64.6%
Risk-free interest rate	3.63%
Expected term (in years)	6.25

As of June 30, 2023 and December 31, 2022, options to purchase an aggregate of 1.9 million and 1.4 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $13.64 and $15.10, respectively, were outstanding. As of June 30, 2023, 638,115 options were exercisable.

Natural Habitat Contingent Arrangement

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, President of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, effective as of  December 31, 2025, subject to certain conditions. Mr. Bressler has a one-time right to elect an early option award of 50% at  December 31, 2023, subject to certain conditions.

NOTE 9—INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and six months ended June 30, 2023 was an expense of 0.2% and 7.4%, respectively, versus a benefit of 3.3% and 1.5% for the three and months ended June 30, 2022, respectively. The effect tax rate for the six months ended June 30, 2023 was also impacted by a $1.5 million discrete tax expense.

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

Since the redemption of the noncontrolling interests are not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, solely due to the passage of time, the redeemable noncontrollable interest should be adjusted to the redemption value via one of two measurement methods. The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest, and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the redemption value of the noncontrolling interest, are classified to retained earnings. Adjustments in excess of the redemption value of the noncontrolling interest are treated as a decrease to net income available to common stockholders.

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Beginning balance	$25,698	$14,458	$27,886	$10,626
Net income (loss) attributable to noncontrolling interest	765	198	922	(229)
Redemption value adjustment of put option	4,050	4,939	1,960	9,198
Distribution	-	-	(255)	-
Ending balance	$30,513	$19,595	$30,513	$19,595

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and six months ended June 30, 2023 was $1.8 million and $3.8 million, respectively, and was $1.7 million and $2.9 million for the three and six months ended June 30, 2022, respectively.

The royalty balance payable to National Geographic as of June 30, 2023 and December 31, 2022 was $1.7 million and $1.8 million, respectively, and is included in accounts payable and accrued expenses.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense. This royalty fee expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2023 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2023 (six months)	$1,905
2024	16,600
2025	1,534
Total	$20,039

NOTE 11—SEGMENT INFORMATION

The Company is primarily a specialty cruise and experiential travel operator with operations in two reportable segments, Lindblad and Land Experiences. The Company evaluates the performance of the business based largely on the results of its operating segments. The chief operating decision maker and management review operating results monthly and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and contain information regarding the separate results of both segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$87,412	$64,047	$202,910	$114,321
Land Experiences	37,386	26,863	65,284	44,435
Total tour revenues	$124,798	$90,910	$268,194	$158,756
Operating income (loss):
Lindblad	$(11,043)	$(19,670)	$1,076	$(53,239)
Land Experiences	2,543	356	2,892	(321)
Total operating (loss) income	$(8,500)	$(19,314)	$3,968	$(53,560)

For the three and six months ended June 30, 2023, there was $1.6 million and $4.0 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and six months ended June 30, 2022, there was $2.0 million and $3.6 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad	$10,338	$10,257	$21,490	$20,998
Land Experiences	993	919	1,649	1,356
Total depreciation and amortization	$11,331	$11,176	$23,139	$22,354

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Total Assets:
Lindblad	$681,240	$662,683
Land Experiences	172,598	125,292
Total assets	$853,838	$787,975

Intangibles, net:
Lindblad	$1,636	$1,680
Land Experiences	8,680	9,539
Total intangibles, net	$10,316	$11,219

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus, the Russia-Ukraine conflict, political unrest in destinations we visit, outbreak of disease in any destination we visit or another unexpected event;

●	the impacts of inflation, the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the impacts of inflation and negative economic conditions or negative economic outlooks on the demand for expedition travel;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	any change in state classifications of our workforce;

●	changes adversely affecting the business in which we are engaged:

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain or renew (on favorable terms or at all) our relationship with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed herein and in Item 1A. Risk Factors in our 2022 Annual Report.

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

Natural Habitat, Inc. (“Natural Habitat”) provides eco-conscious expeditions and nature-focused, small-group experiences that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat partners with World Wildlife Fund (“WWF”) to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

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

2023 Highlights

During 2023, we provided immersive expeditions to our guests across all of our ships including voyages to Antarctica, the Arctic, Alaska, Australia, Baja California’s Sea of Cortez, the Baltic Sea, Central America, Europe, the Galápagos Islands, Iceland, New Zealand, the Pacific Northwest, Patagonia, the South Pacific and elsewhere, as well as African safaris, trips and tours through the U.S. National Parks, our Alaska Bear Camp, the Scotland Highlands, bike tours of Portugal, the French wine country, Tuscany and Spain.

During May 2023, we issued $275.0 million of 9.00% senior secured notes, maturing 2028, with proceeds used primarily to pay the outstanding borrowings under our prior senior secured credit agreements (the “Export Credit Agreements”).

During June 2023, Natural Habitat renewed its partnership agreement with WWF through December 31, 2028.

We have substantial advanced reservations for future travel with bookings for the full year 2023 43% ahead of the bookings for 2019 at the same point in 2019.

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	results and a comparable discussion of our consolidated and segment results of operations;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require periodically more extensive reviews. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues recorded during the second and third quarters from their spring and summer season departures.

Results of Operations — Consolidated

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2023	2022	Change	%	2023	2022	Change	%
Tour revenues	$124,798	$90,910	$33,888	37%	$268,194	$158,756	$109,438	69%

Cost of tours	77,654	62,499	15,155	24%	149,703	120,447	29,256	24%
General and administrative	29,155	23,710	5,445	23%	55,574	44,347	11,227	25%
Selling and marketing	15,158	12,839	2,319	18%	35,810	25,168	10,642	42%
Depreciation and amortization	11,331	11,176	155	1%	23,139	22,354	785	4%
Operating (loss) income	$(8,500)	$(19,314)	$10,814	56%	$3,968	$(53,560)	$57,528	NM
Net loss	$(23,705)	$(28,558)	$4,853	17%	$(22,924)	$(70,706)	$47,782	68%
Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.59)	$0.11		$(0.49)	$(1.43)	$0.94
Diluted	$(0.48)	$(0.59)	$0.11		$(0.49)	$(1.43)	$0.94

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022 — Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2023 increased $33.9 million, or 37%, to $124.8 million, compared to $90.9 million for the three months ended June 30, 2022. The Lindblad segment tour revenues increased by $23.4 million, and the Land Experiences segment increased $10.5 million, primarily due to operating additional expeditions and trips, and higher pricing.

Tour revenues for the six months ended June 30, 2023 increased $109.4 million, or 69%, to $268.2 million, compared to $158.8 million for the six months ended June 30, 2022. The Lindblad segment tour revenues increased by $88.6 million, and the Land Experiences segment increased $20.8 million, primarily due to operating additional expeditions and trips, and higher pricing.

Cost of Tours

Total cost of tours for the three months ended June 30, 2023 increased $15.2 million, or 24%, to $77.7 million, compared to $62.5 million for the three months ended June 30, 2022. The Lindblad segment cost of tours increased by $8.9 million, and the Land Experiences segment increased $6.3 million, primarily due to operating additional expeditions and trips.

Total cost of tours for the six months ended June 30, 2023 increased $29.3 million, or 24%, to $149.7 million, compared to $120.4 million for the six months ended June 30, 2022. The Lindblad segment cost of tours increased by $18.4 million, and the Land Experiences segment increased $10.9 million, primarily due to operating additional expeditions and trips.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 increased $5.4 million, or 23%, to $29.2 million, compared to $23.7 million for the three months ended June 30, 2022. At the Lindblad segment, general and administrative expenses increased $4.3 million from the prior year period, primarily due to higher personnel and sales tax costs associated with the ramp in operations, higher credit card commissions due to the strong booking environment and increased stock compensation expense. At the Land Experiences segment, general and administrative expenses increased $1.1 million, primarily due to increased personnel costs related to operating additional trips.

General and administrative expenses for the six months ended June 30, 2023 increased $11.2 million, or 25%, to $55.6 million, compared to $44.3 million for the six months ended June 30, 2022. At the Lindblad segment, general and administrative expenses increased $7.5 million from the prior year period, primarily due to higher personnel costs associated with the ramp in operations, higher credit card commissions due to the strong booking environment and increased stock compensation expense. At the Land Experiences segment, general and administrative expenses increased $3.6 million, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2023 increased $2.3 million, or 18%, to $15.2 million, compared to $12.8 million for the three months ended June 30, 2022. At the Lindblad segment, selling and marketing expenses increased $1.4 million, primarily due to higher commissions related to the ramp in operations. At the Land Experiences segment, selling and marketing expenses increased $0.9 million, primarily due to increased marketing spend to drive future bookings and higher commissions related to the ramp in operations.

Selling and marketing expenses for the six months ended June 30, 2023 increased $10.6 million, or 42%, to $35.8 million, compared to $25.2 million for the six months ended June 30, 2022. At the Lindblad segment, selling and marketing expenses increased $7.7 million, primarily due to higher commissions related to the ramp in operations and increased sales and marketing spend on future bookings. At the Land Experiences segment, selling and marketing expenses increased $2.9 million, primarily due to increased marketing spend to drive future bookings and higher commissions related to the ramp in operations.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2023 increased $0.1 million, or 1%, to $11.3 million, compared to $11.2 million for the three months ended June 30, 2022.

Depreciation and amortization expenses for the six months ended June 30, 2023 increased $0.7 million, or 4%, to $23.1 million, compared to $22.4 million for the six months ended June 30, 2022.

Other Income (Expense)

Other expense for the three months ended June 30, 2023, increased $5.0 million to $15.2 million from $10.2 million for the three months ended June 30, 2022, primarily due to the write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements and a $2.2 million increase in interest expense, primarily due to higher rates across our debt facilities and increased borrowings.

Other expense for the six months ended June 30, 2023, increased $7.0 million to $25.3 million from $18.3 million for the six months ended June 30, 2022, primarily due to a $4.0 million increase in interest expense, primarily due to higher rates across our debt facilities, and the write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements, partially offset by a $0.5 million gain on foreign currency. In 2022, we wrote-off $9.0 million of deferred financing costs and incurred $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, and a $0.6 million loss on foreign currency translation, which was mostly offset by recognition of $11.6 million in other income related to expenses covered under the CERTS Act grant.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2023	2022	Change	%	2023	2022	Change	%
Tour revenues:
Lindblad	$87,412	$64,047	$23,365	36%	$202,910	$114,321	$88,589	77%
Land Experiences	37,386	26,863	10,523	39%	65,284	44,435	20,849	47%
Total tour revenues	$124,798	$90,910	$33,888	37%	$268,194	$158,756	$109,438	69%
Operating (loss) income:
Lindblad	$(11,043)	$(19,670)	$8,627	44%	$1,076	$(53,239)	$54,315	NM
Land Experiences	2,543	356	2,187	NM	2,892	(321)	3,213	NM
Total operating (loss) income	$(8,500)	$(19,314)	$10,814	56%	$3,968	$(53,560)	$57,528	NM
Adjusted EBITDA:
Lindblad	$2,685	$(7,463)	$10,148	NM	$28,769	$(28,448)	$57,217	NM
Land Experiences	3,536	1,271	2,265	178%	4,640	1,035	3,605	NM
Total adjusted EBITDA	$6,221	$(6,192)	$12,413	NM	$33,409	$(27,413)	$60,822	NM

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Available Guest Nights	74,186	55,413	157,370	103,959
Guest Nights Sold	55,092	41,423	122,149	73,607
Occupancy	74%	75%	78%	71%
Maximum Guests	9,510	7,545	18,500	12,959
Number of Guests	7,384	5,770	14,738	9,423
Voyages	117	105	230	188

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2023	2022	2023	2022
Guest ticket revenues	$76,289	$55,560	$178,903	$101,062
Other tour revenue	11,123	8,487	24,007	13,259
Tour Revenues	87,412	64,047	202,910	114,321
Less: Commissions	(5,448)	(4,248)	(13,265)	(8,653)
Less: Other tour expenses	(5,269)	(5,006)	(12,727)	(14,995)
Net Yield	$76,695	$54,793	$176,918	$90,673
Available Guest Nights	74,186	55,413	157,370	103,959
Gross Yield per Available Guest Night	$1,178	$1,156	$1,289	$1,100
Net Yield per Available Guest Night	1,034	989	1,124	872

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Operating (loss) income	$(11,043)	$(19,670)	$1,076	$(53,239)
Cost of tours	55,276	46,384	112,371	93,955
General and administrative	20,687	16,368	39,252	31,616
Selling and marketing	12,154	10,708	28,721	20,991
Depreciation and amortization	10,338	10,257	21,490	20,998
Less: Commissions	(5,448)	(4,248)	(13,265)	(8,653)
Less: Other tour expenses	(5,269)	(5,006)	(12,727)	(14,995)
Net Yield	$76,695	$54,793	$176,918	$90,673

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2023	2022	2023	2022
Cost of tours	$55,276	$46,384	$112,371	$93,955
Plus: Selling and marketing	12,154	10,708	28,721	20,991
Plus: General and administrative	20,687	16,368	39,252	31,616
Gross Cruise Cost	88,117	73,460	180,344	146,562
Less: Commissions	(5,448)	(4,248)	(13,265)	(8,653)
Less: Other tour expenses	(5,269)	(5,006)	(12,727)	(14,995)
Net Cruise Cost	77,400	64,206	154,352	122,914
Less: Fuel Expense	(6,153)	(6,561)	(14,504)	(12,486)
Net Cruise Cost Excluding Fuel	71,247	57,645	139,848	110,428
Non-GAAP Adjustments:
Stock-based compensation	(3,390)	(1,823)	(6,193)	(3,651)
Other	-	(123)	(10)	(142)
Adjusted Net Cruise Cost Excluding Fuel	$67,857	$55,699	$133,645	$106,635
Adjusted Net Cruise Cost	$74,010	$62,260	$148,149	$119,121
Available Guest Nights	74,186	55,413	157,370	103,959
Gross Cruise Cost per Available Guest Night	$1,188	$1,326	$1,146	$1,410
Net Cruise Cost per Available Guest Night	1,043	1,159	981	1,182
Net Cruise Cost Excluding Fuel per Available Guest Night	960	1,040	889	1,062
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	915	1,005	849	1,026
Adjusted Net Cruise Cost per Available Guest Night	998	1,124	941	1,146

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2023 increased $23.4 million, or 36%, to $87.4 million, compared to $64.0 million for the three months ended June 30, 2022. The 36% increase in 2023 was primarily driven by higher guest ticket revenues from a 34% increase in available guest nights due to greater fleet utilization and from a 5% increase in net yield per available guest night to $1,034 mostly due to higher pricing. Occupancy of 75% was in line with the second quarter of 2022.

Tour revenues for the six months ended June 30, 2023 increased $88.6 million, or 77%, to $202.9 million, compared to $114.3 million for the six months ended June 30, 2022. The 77% increase in 2023 was primarily driven by higher guest ticket revenues from a 51% increase in available guest nights due to greater fleet utilization and from a 29% increase in net yield per available guest night to $1,124 due to higher pricing and increased occupancy compared with 2022.

Operating Income

Operating loss of $11.0 million for the three months ended June 30, 2023, improved $8.7 million compared to a $19.7 operating loss for the three months ended June 30, 2022, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations and increased commissions related to the revenue and bookings growth.

Operating income of $1.1 million for the six months ended June 30, 2023, improved $54.3 million compared to a $53.2 operating loss for the six months ended June 30, 2022, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and increased sales and marketing spend to support future growth initiatives.

Comparison of Three and Six Months Ended June 30, 2023 to Three and Six Months Ended June 30, 2022 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2023 increased $10.5 million, or 39%, to $37.4 million compared to $26.9 million for the three months ended June 30, 2022 primarily as a result of operating additional trips during the second quarter 2023 and higher pricing.

Tour revenues for the six months ended June 30, 2023 increased $20.8 million, or 47%, to $65.3 million compared to $44.4 million for the six months ended June 30, 2022 primarily as a result of operating additional trips during 2023 and higher pricing.

Operating Income

Operating income of $2.5 million for the three months ended June 30, 2023, increased $2.1 million compared to $0.4 million for the three months ended June 30, 2022, primarily due to the increase in tour revenue, partially offset by higher operating and personnel costs related to operating additional departures, increased commissions related to the revenue and bookings growth and increased marketing spend to support future growth initiatives.

Operating income of $2.9 million for the six months ended June 30, 2023, increased $3.2 million compared to an operating loss of $0.3 million for the six months ended June 30, 2022, primarily due to the increase in tour revenue, partially offset by higher operating and personnel costs related to operating additional departures, increased commissions related to the revenue and bookings growth and increased marketing spend to support future growth initiatives.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net loss to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(23,705)	$(28,558)	$(22,924)	$(70,706)
Interest expense, net	11,645	9,416	22,112	18,130
Income tax expense (benefit)	41	(964)	1,584	(1,113)
Depreciation and amortization	11,331	11,176	23,139	22,354
(Gain) loss on foreign currency	(348)	676	(500)	546
Other income	3,867	116	3,696	(417)
Stock-based compensation	3,390	1,823	6,292	3,651
Other	-	123	10	142
Adjusted EBITDA	$6,221	$(6,192)	$33,409	$(27,413)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Operating (loss) income	$(11,043)	$(19,670)	$1,076	$(53,239)
Depreciation and amortization	10,338	10,257	21,490	20,998
Stock-based compensation	3,390	1,823	6,193	3,651
Other	-	127	10	142
Adjusted EBITDA	$2,685	$(7,463)	$28,769	$(28,448)

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Operating income (loss)	$2,543	$356	$2,892	$(321)
Depreciation and amortization	993	919	1,649	1,356
Stock-based compensation	-	-	99	-
Other	-	(4)	-	-
Adjusted EBITDA	$3,536	$1,271	$4,640	$1,035

Liquidity and Capital Resources

As of June 30, 2023, the Company had $143.0 million in unrestricted cash and cash equivalents and $54.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of June 30, 2023, we had $635.1 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures.

Sources and Uses of Cash for the Six Months Ended June 30, 2023 and 2022

Net cash provided by operating activities was $19.5 million for the six months ended June 30, 2023 compared to $18.6 million for the same period in 2022. The $0.9 million increase is primarily due to increased cash received from guests for future travel, partially offset higher costs and redemption of future travel credits during 2023 as we returned all vessels to operations.

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2023 compared to $23.6 million used in investing activities in the same period in 2022. 2023 primarily included divesting of marketable securities, partially offset by capital expenditures on our vessels, while 2022 primarily included routine capital vessel maintenance across the fleet and renovations to the National Geographic Islander II for its launch during the third quarter of 2022.

Net cash provided by financing activities was $61.5 million for the six months ended June 30, 2023 compared to $8.0 million for the same period in 2022. 2023 primarily included the issuance of $275.0 million of new senior notes which were used primarily to repay our prior Export Credit Agreements, while 2022 primarily included the issuance of $360.0 million of new 9.00% senior secured notes which were used to repay our prior credit agreement, including the term facility, the Main Street Loan and the revolving facility.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “6.75% Notes”) in a private offering. The 6.75% Notes bear interest at a rate of 6.75% per year and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 6.75% Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The 6.75% Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the 6.75% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The 6.75% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes.

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

9.00% Notes

On May 2, 2023, we issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. The 9.00% Notes bear interest at a rate of 9.00% per year, accruing from May 2, 2023, and interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2023. The 9.00% Notes will mature on May 15, 2028, subject to earlier repurchase or redemption. The net proceeds from the offering were used to prepay in full all outstanding borrowings under our prior senior secured credit agreements, to pay any related premiums and to terminate in full the prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes are senior unsecured obligations and are guaranteed (i) on a senior secured basis by certain of our subsidiaries (collectively, the “Secured Guarantors”) and secured by a first-priority lien, subject to permitted liens and certain exceptions, on the equity and substantially all the assets of the Secured Guarantors, and (ii) on a senior unsecured basis by certain of our other subsidiaries. We may redeem the 9.00% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

The 9.00% Notes contain covenants that, among other things, restrict our ability, and the ability of our restricted subsidiaries, to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 9.00% Notes.

Other

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of June 30, 2023, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2023, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of June 30, 2023, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 7.7 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of June 30, 2023, we had a working capital deficit of $73.9 million, and as of December 31, 2022, we had a working capital deficit of $157.8 million.

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

During the quarter ended June 30, 2023, we repaid our variable rate debt instruments and therefore are no longer exposed to a market risk for interest rates related to variable rate debt instruments. There have been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2022 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2022 Annual Report, as updated by the risk factor set forth below.

Any change in state classifications of our workforce could materially effect our business.

We hire a significant number of shipboard personnel, independent contractors and remote location employees for our expeditions. Changes to state classifications regarding remote employees and independent contractors could adversely impact our business and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2023.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2023.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2023	4,194	$9.56	$-	$11,974,787
May 1 through May 31, 2023	2,746	9.48	-	11,974,787
June 1 through June 30, 2023	4,601	10.30	-	11,974,787
Total	11,541		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
4.1	Indenture, dated as of May 2, 2023, among the Issuer, each of the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, governing the terms of the Issuer’s $275,000,000 aggregate principal amount of 9.000% Senior Secured Notes due 2028.	By Reference	8-K	May 2, 2023
4.2	Form of 9.000% Senior Secured Notes due 2028 (included in Exhibit 4.1).	By Reference	8-K	May 2, 2023
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2023.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Craig Felenstein
Craig Felenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)