Form 10-Q
period 2023-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2023-11-02
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 53,388,276 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2023

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$168,015	$87,177
Restricted cash	36,802	28,847
Short-term securities	-	13,591
Marine operating supplies	6,528	9,961
Inventories	3,087	1,965
Prepaid expenses and other current assets	44,722	41,778
Total current assets	259,154	183,319

Property and equipment, net	530,337	539,406
Goodwill	42,017	42,017
Intangibles, net	9,864	11,219
Deferred tax asset	2,305	2,167
Right-to-use lease assets	3,271	4,345
Other long-term assets	4,657	5,502
Total assets	$851,605	$787,975

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$250,568	$245,101
Accounts payable and accrued expenses	66,701	71,019
Long-term debt - current	46	23,337
Lease liabilities - current	1,718	1,663
Total current liabilities	319,033	341,120

Long-term debt, less current portion	620,888	529,452
Deferred tax liabilities	1,454	-
Lease liabilities	1,807	2,961
Other long-term liabilities	89	88
Total liabilities	943,271	873,621

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	72,397	69,143
Redeemable noncontrolling interests	34,232	27,886
	106,629	97,029

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,379,750 and 53,177,437 issued, 53,321,818 and 53,110,132 outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	92,549	83,850
Accumulated deficit	(290,849)	(266,530)
Total stockholders' deficit	(198,295)	(182,675)
Total liabilities, mezzanine equity and stockholders' deficit	$851,605	$787,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Tour revenues	$175,989	$144,783	$444,183	$303,540

Operating expenses:
Cost of tours	95,590	87,576	245,293	208,023
General and administrative	30,015	24,535	85,589	68,882
Selling and marketing	19,387	16,025	55,197	41,193
Depreciation and amortization	10,521	10,839	33,660	33,193
Total operating expenses	155,513	138,975	419,739	351,291

Operating income (loss)	20,476	5,808	24,444	(47,751)

Other (expense) income:
Interest expense, net	(11,482)	(8,369)	(33,593)	(26,500)
(Loss) gain on foreign currency	(455)	(872)	46	(1,417)
Other (expense) income	(77)	(333)	(3,773)	84
Total other expense	(12,014)	(9,574)	(37,320)	(27,833)

Income (loss) before income taxes	8,462	(3,766)	(12,876)	(75,584)
Income tax expense	3	1,732	1,587	619

Net income (loss)	8,459	(5,498)	(14,463)	(76,203)
Net income attributable to noncontrolling interest	2,821	3,228	3,742	3,000
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	5,638	(8,726)	(18,205)	(79,203)
Series A redeemable convertible preferred stock dividend	1,098	1,036	3,255	3,618
Net income (loss) available to stockholders	$4,540	$(9,762)	$(21,460)	$(82,821)

Weighted average shares outstanding
Basic	53,309,336	53,045,329	53,227,642	51,665,912
Diluted	53,401,799	53,045,329	53,227,642	51,665,912

Undistributed income (loss) per share available to stockholders:
Basic	$0.08	$(0.18)	$(0.40)	$(1.60)
Diluted	$0.08	$(0.18)	$(0.40)	$(1.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Net income (loss)	$8,459	$(5,498)	$(14,463)	$(76,203)
Other comprehensive income:
Cash flow hedges:
Reclassification adjustment, net of tax	-	-	-	634
Total other comprehensive income	-	-	-	634
Total comprehensive income (loss)	8,459	(5,498)	(14,463)	(75,569)
Less: comprehensive income attributive to non-controlling interest	2,821	3,228	3,742	3,000
Comprehensive income (loss) attributable to stockholders	$5,638	$(8,726)	$(18,205)	$(78,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	53,320,546	$5	$89,601	$(294,491)	$(204,885)
Stock-based compensation	-	-	2,953	-	2,953
Net activity related to equity compensation plans	59,204	-	(5)	-	(5)
Redeemable noncontrolling interest	-	-	-	(898)	(898)
Series A preferred stock dividend	-	-	-	(1,098)	(1,098)
Net income attributable to Lindblad Expeditions Holdings, Inc	-	-	-	5,638	5,638
Balance as of September 30, 2023	53,379,750	$5	$92,549	$(290,849)	$(198,295)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	9,245	-	9,245
Net activity related to equity compensation plans	202,313	-	(546)	-	(546)
Redeemable noncontrolling interest	-	-	-	(2,859)	(2,859)
Series A preferred stock dividend	-	-	-	(3,255)	(3,255)
Net loss attributable to Lindblad Expeditions Holdings, Inc	-	-	-	(18,205)	(18,205)
Balance as of September 30, 2023	53,379,750	$5	$92,549	$(290,849)	$(198,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of June 30, 2022	$53,064,077	$5	$80,812	$(218,695)	$-	$(137,878)
Stock-based compensation	-	-	1,632	-	-	1,632
Net activity related to equity compensation plans	68,593	-	(12)	-	-	(12)
Redeemable noncontrolling interest	-	-	-	(8,760)	-	(8,760)
Series A preferred shares dividend	-	-	-	(1,036)	-	(1,036)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(8,726)	-	(8,726)
Balance as of September 30, 2022	53,132,670	$5	$82,432	$(237,217)	$-	$(154,780)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	(634)	$(78,583)
Stock-based compensation	-	-	5,283	-	-	5,283
Net activity related to equity compensation plans	222,323	-	(766)	-	-	(766)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,430	-	-	19,430
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(17,957)	-	(17,957)
Series A preferred shares dividend	-	-	-	(3,618)	-	(3,618)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(79,203)	-	(79,203)
Balance as of September 30, 2022	53,132,670	$5	$82,432	$(237,217)	$-	$(154,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(14,463)	$(76,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,660	33,193
Amortization of deferred financing costs and other, net	2,444	1,988
Amortization of right-to-use lease assets	1,074	626
Stock-based compensation	9,245	5,283
Deferred income taxes	1,241	759
Change in fair value of contingent acquisition consideration	-	111
(Gain) loss on foreign currency	(46)	1,417
Write-off of unamortized issuance costs related to debt refinancing	3,860	9,004
Changes in operating assets and liabilities
Marine operating supplies and inventories	2,311	(1,195)
Prepaid expenses and other current assets	(2,944)	(19,575)
Unearned passenger revenues	5,467	34,407
Other long-term assets	(1,165)	3,242
Other long-term liabilities	-	844
Accounts payable and accrued expenses	(4,272)	7,526
Operating lease liabilities	(1,099)	(658)
Net cash provided by operating activities	35,313	769

Cash Flows From Investing Activities
Purchases of property and equipment	(22,723)	(29,566)
Sale of short-term securities	15,163	-
Net cash used in investing activities	(7,560)	(29,566)

Cash Flows From Financing Activities
Proceeds from long-term debt	275,000	360,000
Repayments of long-term debt	(205,704)	(346,301)
Payment of deferred financing costs	(7,455)	(10,859)
Repurchase under stock-based compensation plans and related tax impacts	(801)	(766)
Net cash provided by financing activities	61,040	2,074
Net increase (decrease) in cash, cash equivalents and restricted cash	88,793	(26,723)
Cash, cash equivalents and restricted cash at beginning of period	116,024	172,693

Cash, cash equivalents and restricted cash at end of period	$204,817	$145,970

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$30,369	$22,159
Income taxes	388	226
Non-cash investing and financing activities:
Non-cash preferred stock dividend	3,255	3,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc.’s and its consolidated subsidiaries’ (collectively, the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad brand, operates land-based, eco-conscious expeditions and active nature focused tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands, designs handcrafted walking tours under the Classic Journeys, LLC (“Classic Journeys”) brand and operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand.

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

Earnings (loss) per Common Share

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

For the nine months ended September 30, 2023 and three and nine months ended September 30, 2022, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the nine months ended September 30, 2023, 0.8 million unvested restricted shares, 1.3 million shares issuable upon exercise of options and 7.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three months ended September 30, 2023, 7.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three and nine months ended September 30, 2022, 0.8 million unvested restricted shares, 1.4 million shares issuable upon exercise of options and 7.4 million common shares issuable upon conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Earnings (loss) per share was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$5,638	$(8,726)	$(18,205)	$(79,203)
Series A redeemable convertible preferred stock dividend	1,098	1,036	3,255	3,618
Undistributed income (loss) available to stockholders	$4,540	$(9,762)	$(21,460)	$(82,821)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,309,336	53,045,329	53,227,642	51,665,912
Dilutive potential common shares	91,365	-	-	-
Dilutive potential options	1,098	-	-	-
Total weighted average shares outstanding, diluted	53,401,799	53,045,329	53,227,642	51,665,912

Undistributed income (loss) per share available to stockholders:
Basic	$0.08	$(0.18)	$(0.40)	$(1.60)
Diluted	$0.08	$(0.18)	$(0.40)	$(1.60)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions primarily related to the COVID-19 pandemic, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  September 30, 2023 and December 31, 2022, the Company has $250.6 million and $245.1 million, related to unearned passenger revenue, respectively.

Contract Liabilities
(In thousands)
Balance as of December 31, 2022	$178,198
Recognized in tour revenues during the period	(427,958)
Additional contract liabilities in period	365,392
Balance as of September 30, 2023	$115,632

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Guest ticket revenue:	(unaudited)		(unaudited)
Direct	58%	56%	53%	51%
National Geographic	11%	12%	12%	15%
Agencies	19%	19%	19%	19%
Affinity	3%	4%	7%	5%
Guest ticket revenue	91%	91%	91%	90%
Other tour revenue	9%	9%	9%	10%
Tour revenues	100%	100%	100%	100%

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of September 30,
	2023	2022
(In thousands)	(unaudited)
Cash and cash equivalents	$168,015	$116,446
Restricted cash	36,802	29,524
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$204,817	$145,970

Restricted cash consists of the following:

	As of September 30, 2023	As of December 31, 2022
(In thousands)	(unaudited)
Credit card processor reserves	$20,850	$20,400
Federal Maritime Commission and other escrow	14,270	6,882
Certificates of deposit and other restricted securities	1,682	1,565
Total restricted cash	$36,802	$28,847

Prepaid expenses and other current assets are as follows:

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Prepaid tour expenses	$23,580	$20,605
Other	21,142	21,173
Total prepaid expenses and other current assets	$44,722	$41,778

Accounts payable and accrued expenses are as follows:

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
(In thousands)
Accrued other expense	$50,783	$54,418
Accounts payable	15,918	16,601
Total accounts payable and accrued expenses	$66,701	$71,019

NOTE 5—LONG-TERM DEBT

	As of September 30, 2023			As of December 31, 2022
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(7,322)	$352,678	$360,000	(8,968)	351,032
9.00% Notes	275,000	(6,833)	268,167	-	-	-
Other	89	-	89	955	-	955
First Export Credit Agreement	-	-	-	94,794	(1,829)	92,965
Second Export Credit Agreement	-	-	-	110,044	(2,207)	107,837
Total long-term debt	635,089	(14,155)	620,934	565,793	(13,004)	552,789
Less current portion	(46)	-	(46)	(23,337)	-	(23,337)
Total long-term debt, non-current	$635,043	$(14,155)	$620,888	$542,456	$(13,004)	$529,452

For the three and nine months ended September 30, 2023, $0.9 million and $2.4 million, respectively, of deferred financing costs were charged to interest expense, and for the three and nine months ended September 30, 2022, $0.7 million and $2.1 million, respectively, of deferred financing costs were charged to interest expense. During the three months ended June 30, 2023, $3.9 million of deferred financing costs related to the repayment of the Company’s prior senior secured credit agreements (the “Export Credit Agreements”) were written-off to other expense. During the three months ended  March 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

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

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) rate plus a spread or a base rate plus a spread. As of September 30, 2023, the Company had no borrowings under the Revolving Credit Facility.

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

Other

The Company’s Off the Beaten Path subsidiary’s original $0.3 million loan for the purchase of guest transportation vehicles was repaid during June 2023 and its $0.8 million loan under the Main Street Expanded Loan Facility, which originated on December 11, 2020, was repaid during May 2023.

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Prior Senior Secured Credit Agreements

In January 2018, the Company entered into a senior secured credit agreement (the “First Export Credit Agreement”), for the purpose of providing financing for up to 80% of the purchase price of the Company’s new ice class vessel, the National Geographic Endurance, and borrowed $107.7 million upon delivery in March 2020. The First Export Credit Agreement was repaid in full on May 2, 2023 with the proceeds of the 9.00% Notes.

In April 2019, the Company entered into a senior secured credit agreement (the “Second Export Credit Agreement”), under which the Company borrowed $122.8 million for the purpose of providing pre- and post-delivery financing for up to 80% of the purchase price of the Company’s new expedition ice-class cruise vessel, the National Geographic Resolution, delivered in September 2021. The Company borrowed $30.5 million in 2019, $30.6 million in 2020 and $61.7 million in 2021. The Second Export Credit Agreement was repaid in full on May 2, 2023 with the proceeds of the 9.00% Notes.

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and limits on certain investments. The Company was in compliance with its covenants in effect as of September 30, 2023.

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

The Company held the following derivative instruments with absolute notional values as of September 30, 2023:

(In thousands)	Absolute Notional Value
Foreign exchange contracts	16,731

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2023		As of December 31, 2022
	(unaudited)
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$683	$-
Foreign exchange forward (b)	-	407	-	572
Total	$-	$407	$683	$572
(a)	Recorded in prepaid expenses and other current assets. The interest rate cap matured during May 2023.
(b)	Recorded in accounts payable and accrued expenses.

Changes in the fair value of the Company’s hedging instruments are recorded in accumulated other comprehensive income. The effects of derivatives recognized in the Company’s condensed consolidated financial statements were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$1,046	$(683)	$749
Foreign exchange forward (b)	(455)	(872)	46	(1,417)
Total	$(455)	$174	$(637)	$(668)
(a)

The interest rate cap matured during May 2023. Recognized in interest expense, net, for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022. For the nine months ended September 30, 2022, $1.3 million was recognized as income in interest expense net, and $0.6 million was reclassified from other comprehensive income (loss) to interest expense, net.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged and recognized in gain (loss) on foreign currency.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of September 30, 2023 to be $613.3 million based on the terms of the agreements and comparable market data as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2023.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2023, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of September 30, 2023, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and $1.0 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 7.8 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of September 30, 2023, 3.8 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $3.0 million and $9.2 million during the three and nine months ended September 30, 2023, respectively, and $1.6 million and $5.3 million during the three and nine months ended September 30, 2022, respectively.

Long-Term Incentive Compensation

During the nine months ended September 30, 2023, the Company granted 553,871 restricted stock units (“RSUs”) with a weighted average grant price of $9.78. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the nine months ended September 30, 2023, the Company awarded 96,757 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.56. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

During the nine months ended September 30, 2023, the Company granted 500,000 options, with an average exercise price of $9.56. The options vest ratably over four years with a term of ten years.

Stock Option Grants
2023
Stock price	$9.56
Exercise price	$9.56
Dividend yield	0.00%
Expected Volatility	64.6%
Risk-free interest rate	3.63%
Expected term (in years)	6.25

As of September 30, 2023 and December 31, 2022, options to purchase an aggregate of 1.3 million and 1.4 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $12.36 and $15.10, respectively, were outstanding. As of September 30, 2023, 638,115 options were exercisable.

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

NOTE 9—INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and nine months ended September 30, 2023 was an expense of 0.0% and 12.3%, respectively, versus an expense of 46.0% and 0.8% for the three and months ended September 30, 2022, respectively. In 2023, the effective income tax expense differs from the statutory rate primarily due to the valuation allowance and for the nine months ended September 30, 2023 was also impacted by a $1.5 million discrete tax expense.  In 2022, the effective income tax expense differs from the statutory rate primarily due to the expected results for the year and the impact of taxes from foreign jurisdictions.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Beginning balance	$30,513	$19,595	$27,886	$10,626
Net income attributable to noncontrolling interest	2,821	3,228	3,742	3,000
Redemption value adjustment of put option	898	8,760	2,859	17,957
Distribution	-	-	(255)	-
Ending balance	$34,232	$31,583	$34,232	$31,583

Royalty Agreement – National Geographic

The Company is party to an alliance and license agreement with National Geographic, which allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense. The fee is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Royalty expense for the three and nine months ended September 30, 2023 was $2.0 million and $5.9 million, respectively, and was $1.9 million and $4.5 million for the three and nine months ended September 30, 2022, respectively.

The royalty balance payable to National Geographic as of September 30, 2023 and December 31, 2022 was $1.9 million and $1.8 million, respectively, and is included in accounts payable and accrued expenses.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with WWF, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense. This royalty fee expense was $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2023 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2023 (three months)	$207
2024	18,558
2025	7,026
Total	$25,791

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$108,750	$83,741	$311,660	$198,063
Land Experiences	67,239	61,042	132,523	105,477
Total tour revenues	$175,989	$144,783	$444,183	$303,540
Operating income (loss):
Lindblad	$7,501	$(7,142)	$8,576	$(60,380)
Land Experiences	12,975	12,950	15,868	12,629
Total operating income (loss)	$20,476	$5,808	$24,444	$(47,751)

For the three and nine months ended September 30, 2023, there was $2.3 million and $6.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and nine months ended September 30, 2022, there was $1.7 million and $5.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad	$9,665	$10,090	$31,155	$31,087
Land Experiences	856	749	2,505	2,106
Total depreciation and amortization	$10,521	$10,839	$33,660	$33,193

The following table presents our total assets, intangibles, net and goodwill by segment:

(In thousands)	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Total Assets:
Lindblad	$692,119	$662,683
Land Experiences	159,486	125,292
Total assets	$851,605	$787,975

Intangibles, net:
Lindblad	$1,614	$1,680
Land Experiences	8,250	9,539
Total intangibles, net	$9,864	$11,219

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	events and conditions around the world, including war and other military actions, such as the Israel-Hamas war, the current conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus, the Russia-Ukraine conflict, political unrest in destinations we visit, outbreak of disease in any destination we visit or another unexpected event;

●	the Israel-Hamas war, impacts of inflation, the COVID-19 virus and/or the Russia-Ukraine conflict on our financial condition, liquidity, results of operations, cash flows, employees, plans and growth;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the impacts of inflation and negative economic conditions or negative economic outlooks on the demand for expedition travel;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	any change in state classifications of our workforce;

●	changes adversely affecting the business in which we are engaged:

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain or renew (on favorable terms or at all) our relationship with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	compliance with the financial and/or operating covenants in our debt arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed herein and in Item 1A. Risk Factors in our 2022 Annual Report and in Part II - Item 1A. Risk Factors in our Form 10-Q for the quarterly period ended June 30, 2023.

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

We currently operate a fleet of ten owned expedition ships and five seasonal charter vessels under the Lindblad brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to the Arctic, Antarctic, the Galápagos Islands, Alaska, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship includes a co-selling, co-marketing and branding arrangement whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests are able to interface with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

2023 Highlights

During 2023, we provided immersive expeditions to our guests across all of our ships including voyages to Antarctica, the Arctic, Alaska, Australia, Baja California’s Sea of Cortez, the Baltic Sea, British Columbia, Eastern Canada, Central America, Europe, the Galápagos Islands, Greenland, Iceland, Indonesia, Japan, New Zealand, through the Northwest Passage, the Pacific Northwest, Patagonia, the South Pacific and elsewhere, as well as African safaris, trips and tours through the U.S. National Parks, our Alaska Bear Camp, the Scotland Highlands, bike tours of Portugal, the French wine country, Tuscany and Spain.

During May 2023, we issued $275.0 million of 9.00% senior secured notes, maturing 2028, with proceeds used primarily to pay the outstanding borrowings under our prior senior secured credit agreements (the “Export Credit Agreements”).

During June 2023, Natural Habitat renewed its partnership agreement with WWF through December 31, 2028.

We have substantial advanced reservations for future travel with bookings for the full year 2023 42% ahead of the bookings for 2019 at the same point in 2019.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due primarily to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require periodically more extensive reviews. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues recorded during the second and third quarters from their spring and summer season departures.

Results of Operations — Consolidated

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2023	2022	Change	%	2023	2022	Change	%
Tour revenues	$175,989	$144,783	$31,206	22%	$444,183	$303,540	$140,643	46%

Cost of tours	95,590	87,576	8,014	9%	245,293	208,023	37,270	18%
General and administrative	30,015	24,535	5,480	22%	85,589	68,882	16,707	24%
Selling and marketing	19,387	16,025	3,362	21%	55,197	41,193	14,004	34%
Depreciation and amortization	10,521	10,839	(318)	(3)%	33,660	33,193	467	1%
Operating income (loss)	$20,476	$5,808	$14,668	253%	$24,444	$(47,751)	$72,195	NM
Net income (loss)	$8,459	$(5,498)	$13,957	NM	$(14,463)	$(76,203)	$61,740	81%
Undistributed income (loss) per share available to stockholders:
Basic	$0.08	$(0.18)	$0.26		$(0.40)	$(1.60)	$1.20
Diluted	$0.08	$(0.18)	$0.26		$(0.40)	$(1.60)	$1.20

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022 — Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2023 increased $31.2 million, or 22%, to $176.0 million, compared to $144.8 million for the three months ended September 30, 2022. The Lindblad segment tour revenues increased by $25.0 million, or 30%, and the Land Experiences segment increased $6.2 million, or 10%, primarily due to operating additional expeditions and trips, and from higher pricing.

Tour revenues for the nine months ended September 30, 2023 increased $140.6 million, or 46%, to $444.2 million, compared to $303.5 million for the nine months ended September 30, 2022. The Lindblad segment tour revenues increased by $113.6 million, or 57%, and the Land Experiences segment increased $27.0 million, or 26%, primarily due to operating additional expeditions and trips, and from higher pricing.

Cost of Tours

Total cost of tours for the three months ended September 30, 2023 increased $8.0 million, or 9%, to $95.6 million, compared to $87.6 million for the three months ended September 30, 2022. The Lindblad segment cost of tours increased by $3.7 million, or 7%, and the Land Experiences segment increased $4.3 million, or 12%, primarily due to operating additional expeditions and trips.

Total cost of tours for the nine months ended September 30, 2023 increased $37.3 million, or 18%, to $245.3 million, compared to $208.0 million for the nine months ended September 30, 2022. The Lindblad segment cost of tours increased by $22.2 million, or 15%, and the Land Experiences segment increased $15.1 million, or 24%, primarily due to operating additional expeditions and trips.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 increased $5.5 million, or 22%, to $30.0 million, compared to $24.5 million for the three months ended September 30, 2022. At the Lindblad segment, general and administrative expenses increased $4.3 million, or 25%, from the prior year period, primarily due to higher personnel costs associated with the ramp in operations, higher credit card commissions due to the strong booking environment and increased stock compensation expense. At the Land Experiences segment, general and administrative expenses increased $1.2 million, or 16%, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

General and administrative expenses for the nine months ended September 30, 2023 increased $16.7 million, or 24%, to $85.6 million, compared to $68.9 million for the nine months ended September 30, 2022. At the Lindblad segment, general and administrative expenses increased $11.9 million, or 25%, from the prior year period, primarily due to higher personnel costs and sales tax costs associated with the ramp in operations, higher credit card commissions due to the strong booking environment and increased stock compensation expense. At the Land Experiences segment, general and administrative expenses increased $4.8 million, or 24%, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2023 increased $3.4 million, or 21%, to $19.4 million, compared to $16.0 million for the three months ended September 30, 2022. At the Lindblad segment, selling and marketing expenses increased $2.8 million, or, 22%, primarily due to higher commissions related to the ramp in operations and increased marketing spend to drive future bookings. At the Land Experiences segment, selling and marketing expenses increased $0.6 million, or 16%, primarily due to increased marketing spend to drive future bookings and higher commissions related to the ramp in operations.

Selling and marketing expenses for the nine months ended September 30, 2023 increased $14.0 million, or 34%, to $55.2 million, compared to $41.2 million for the nine months ended September 30, 2022. At the Lindblad segment, selling and marketing expenses increased $10.5 million, or 31%, primarily due to higher commissions related to the ramp in operations and increased sales and marketing spend on future bookings. At the Land Experiences segment, selling and marketing expenses increased $3.5 million, or 46%, primarily due to increased marketing spend to drive future bookings and higher commissions related to the ramp in operations.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2023 decreased $0.3 million, or 3%, to $10.5 million, compared to $10.8 million for the three months ended September 30, 2022.

Depreciation and amortization expenses for the nine months ended September 30, 2023 increased $0.5 million, or 1%, to $33.7 million, compared to $33.2 million for the nine months ended September 30, 2022.

Other Income (Expense)

Other expense for the three months ended September 30, 2023, increased $2.5 million to $12.0 million from $9.5 million for the three months ended September 30, 2022, due to a $3.1 million increase in interest expense, primarily due to higher interest rates across our debt facilities and increased borrowings.

Other expense for the nine months ended September 30, 2023, increased $9.5 million to $37.3 million from $27.8 million for the nine months ended September 30, 2022, primarily due to a $7.1 million increase in interest expense, due to higher interest rates across our debt facilities, increased borrowings, and the write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements. In 2022, we wrote-off $9.0 million of deferred financing costs and incurred $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, and a $1.4 million loss on foreign currency translation, which was mostly offset by recognition of $11.6 million in other income related to expenses covered under the grant for the Coronavirus Economic Relief for Transportation Services Act grant.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2023	2022	Change	%	2023	2022	Change	%
Tour revenues:
Lindblad	$108,750	$83,741	$25,009	30%	$311,660	$198,063	$113,597	57%
Land Experiences	67,239	61,042	6,197	10%	132,523	105,477	27,046	26%
Total tour revenues	$175,989	$144,783	$31,206	22%	$444,183	$303,540	$140,643	46%
Operating income (loss):
Lindblad	$7,501	$(7,142)	$14,643	NM	$8,576	$(60,380)	$68,956	NM
Land Experiences	12,975	12,950	25	0%	15,868	12,629	3,239	26%
Total operating income (loss)	$20,476	$5,808	$14,668	253%	$24,444	$(47,751)	$72,195	NM
Adjusted EBITDA:
Lindblad	$20,119	$4,889	$15,230	312%	$48,887	$(23,560)	$72,447	NM
Land Experiences	13,831	13,699	132	1%	18,472	14,735	3,737	25%
Total adjusted EBITDA	$33,950	$18,588	$15,362	83%	$67,359	$(8,825)	$76,184	NM

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Available Guest Nights	85,959	70,995	243,329	174,954
Guest Nights Sold	69,903	57,229	192,052	130,826
Occupancy	81%	81%	79%	75%
Maximum Guests	10,613	8,826	29,113	21,785
Number of Guests	8,910	7,225	23,648	16,656
Voyages	129	114	359	302

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2023	2022	2023	2022
Guest ticket revenues	$94,751	$73,700	$273,653	$174,762
Other tour revenue	13,999	10,041	38,007	23,301
Tour Revenues	108,750	83,741	311,660	198,063
Less: Commissions	(6,732)	(5,728)	(19,996)	(14,381)
Less: Other tour expenses	(6,569)	(6,030)	(19,296)	(21,025)
Net Yield	$95,449	$71,983	$272,368	$162,657
Available Guest Nights	85,959	70,995	243,329	174,954
Gross Yield per Available Guest Night	$1,265	$1,180	$1,281	$1,132
Net Yield per Available Guest Night	1,110	1,014	1,119	930

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Operating income (loss)	$7,501	$(7,142)	$8,576	$(60,380)
Cost of tours	55,021	51,296	167,392	145,251
General and administrative	21,122	16,871	60,374	48,487
Selling and marketing	15,441	12,626	44,163	33,618
Depreciation and amortization	9,665	10,090	31,155	31,087
Less: Commissions	(6,732)	(5,728)	(19,996)	(14,381)
Less: Other tour expenses	(6,569)	(6,030)	(19,296)	(21,025)
Net Yield	$95,449	$71,983	$272,368	$162,657

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2023	2022	2023	2022
Cost of tours	$55,021	$51,296	$167,392	$145,251
Plus: Selling and marketing	15,441	12,626	44,163	33,618
Plus: General and administrative	21,122	16,871	60,374	48,487
Gross Cruise Cost	91,584	80,793	271,929	227,356
Less: Commissions	(6,732)	(5,728)	(19,996)	(14,381)
Less: Other tour expenses	(6,569)	(6,030)	(19,296)	(21,025)
Net Cruise Cost	78,283	69,035	232,637	191,950
Less: Fuel Expense	(5,434)	(8,933)	(19,939)	(21,419)
Net Cruise Cost Excluding Fuel	72,849	60,102	212,698	170,531
Non-GAAP Adjustments:
Stock-based compensation	(2,953)	(1,632)	(9,146)	(5,283)
Other	-	(309)	(10)	(450)
Adjusted Net Cruise Cost Excluding Fuel	$69,896	$58,161	$203,542	$164,798
Adjusted Net Cruise Cost	$75,330	$67,094	$223,481	$186,217
Available Guest Nights	85,959	70,995	243,329	174,954
Gross Cruise Cost per Available Guest Night	$1,065	$1,138	$1,118	$1,300
Net Cruise Cost per Available Guest Night	911	972	956	1,097
Net Cruise Cost Excluding Fuel per Available Guest Night	847	847	874	975
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	813	819	836	942
Adjusted Net Cruise Cost per Available Guest Night	876	945	918	1,064

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2023 increased $25.0 million, or 30%, to $108.7 million, compared to $83.7 million for the three months ended September 30, 2022. The 30% increase in 2023 was primarily driven by higher guest ticket revenues from a 21% increase in available guest nights due to greater fleet utilization and from a 9% increase in net yield per available guest night to $1,110 mostly due to higher pricing. Occupancy of 81% was in line with the third quarter of 2022.

Tour revenues for the nine months ended September 30, 2023 increased $113.6 million, or 57%, to $311.7 million, compared to $198.1 million for the nine months ended September 30, 2022. The 57% increase in 2023 was primarily driven by higher guest ticket revenues from a 39% increase in available guest nights due to greater fleet utilization and from a 20% increase in net yield per available guest night to $1,119 due to higher pricing and increased occupancy compared with 2022.

Operating Income

Operating income of $7.5 million for the three months ended September 30, 2023 improved $14.6 million compared to a $7.1 million operating loss for the three months ended September 30, 2022, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and increased sales and marketing spend to support future bookings.

Operating income of $8.6 million for the nine months ended September 30, 2023 improved $69.0 million compared to a $60.4 million operating loss for the nine months ended September 30, 2022, primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth and increased sales and marketing spend to support future bookings.

Comparison of Three and Nine Months Ended September 30, 2023 to Three and Nine Months Ended September 30, 2022 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2023 increased $6.2 million, or 10%, to $67.2 million compared to $61.0 million for the three months ended September 30, 2022 primarily as a result of operating additional trips during the third quarter 2023 and higher pricing.

Tour revenues for the nine months ended September 30, 2023 increased $27.0 million, or 26%, to $132.5 million compared to $105.5 million for the nine months ended September 30, 2022 primarily as a result of operating additional trips during 2023 and higher pricing.

Operating Income

Operating income of $13.0 million for the three months ended September 30, 2023 was flat compared to $13.0 million for the three months ended September 30, 2022, as the increase in tour revenue was offset by increased operating and personnel costs related to operating additional departures, higher commissions related to the revenue and bookings growth and increased marketing spend to support future growth initiatives.

Operating income of $15.9 million for the nine months ended September 30, 2023 increased $3.2 million compared to operating income of $12.6 million for the nine months ended September 30, 2022, primarily due to the increase in tour revenue, partially offset by higher operating and personnel costs related to operating additional departures, increased commissions related to the revenue and bookings growth and higher marketing spend to support future growth initiatives.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$8,459	$(5,498)	$(14,463)	$(76,203)
Interest expense, net	11,482	8,369	33,593	26,500
Income tax expense	3	1,732	1,587	619
Depreciation and amortization	10,521	10,839	33,660	33,193
Loss (gain) on foreign currency	455	872	(46)	1,417
Other income	77	333	3,773	(84)
Stock-based compensation	2,953	1,632	9,245	5,283
Other	-	309	10	450
Adjusted EBITDA	$33,950	$18,588	$67,359	$(8,825)

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Operating income (loss)	$7,501	$(7,142)	$8,576	$(60,380)
Depreciation and amortization	9,665	10,090	31,155	31,087
Stock-based compensation	2,953	1,632	9,146	5,283
Other	-	309	10	450
Adjusted EBITDA	$20,119	$4,889	$48,887	$(23,560)

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Operating income	$12,975	$12,950	$15,868	$12,629
Depreciation and amortization	856	749	2,505	2,106
Stock-based compensation	-	-	99	-
Adjusted EBITDA	$13,831	$13,699	$18,472	$14,735

Liquidity and Capital Resources

As of September 30, 2023, the Company had $168.0 million in unrestricted cash and cash equivalents and $36.8 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of September 30, 2023, we had $635.1 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Nine Months Ended September 30, 2023 and 2022

Net cash provided by operating activities was $35.3 million for the nine months ended September 30, 2023 compared to $0.8 million for the same period in 2022. The $34.5 million increase is primarily due to increased cash received from guests for future travel, partially offset higher costs and redemption of future travel credits during 2023 as we returned all vessels to operations.

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2023 compared to $29.6 million in the same period in 2022. 2023 primarily included divesting of marketable securities, partially offset by capital expenditures on our vessels and our digital transformation initiatives, while 2022 primarily included routine capital vessel maintenance across the fleet and renovations to the National Geographic Islander II for its launch during the third quarter of 2022.

Net cash provided by financing activities was $61.0 million for the nine months ended September 30, 2023 compared to $2.1 million for the same period in 2022. 2023 primarily included the issuance of $275.0 million of 9.00% Notes (as described below) which were used primarily to repay our prior Export Credit Agreements, while 2022 primarily included the issuance of $360.0 million of 6.75% Notes (as described below) which were used to repay our prior credit agreement, including the term facility, the Main Street Loan and the revolving facility.

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

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of September 30, 2023, we had no borrowings under the Revolving Credit Facility.

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

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of September 30, 2023, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2023, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of September 30, 2023, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 7.8 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of September 30, 2023, we had a working capital deficit of $59.9 million, and as of December 31, 2022, we had a working capital deficit of $157.8 million.

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

During May 2023, we repaid our variable rate debt instruments and therefore are no longer exposed to market risks for interest rates related to variable rate debt instruments. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2022 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2022 Annual Report and under the heading “Risk Factors” in our Form 10-Q for the quarterly period ended June 30, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2023.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2023.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2023	-	$-	$-	$11,974,787
August 1 through August 31, 2023	410	9.05	-	11,974,787
September 1 through September 30, 2023	-	-	-	11,974,787
Total	410		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2023.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Craig Felenstein
Craig Felenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)