Form 10-K
period 2023-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2024-03-06
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $402.2 million based on the closing sales price of $10.88 on the NASDAQ Capital Market.

As of February 26, 2024, there were 53,429,359 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2023

Table of Contents

PART I

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summaries

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment and perceptions of these and similar conditions that decrease the level of disposable income of consumers or consumer confidence that negatively impact the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus or other health pandemic, the civil unrest in Ecuador, the Israel-Hamas war, the Russia-Ukraine conflict, political unrest, terrorism, war or another unexpected event in destinations we visit;

●	events and conditions around the world, including war and other military actions, such as the civil unrest in Ecuador, the Israel-Hamas war, the current conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts;

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs; and

●	those risks discussed in Item 1A. Risk Factors.

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

Overview

Lindblad has been providing marine expedition adventures and travel experiences globally to its guests since 1979. Our expedition sailing and land-based adventure travel experiences foster a spirit of exploration and discovery through itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is to offer life-changing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our brands include Lindblad Expeditions, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”) and Classic Journeys, LLC (“Classic Journeys”).

Segments

Lindblad Segment

The Lindblad segment consists primarily of ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are designed for discovery, enabling us to venture where larger cruise ships cannot, thereby allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Many of these expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska and Baja California’s Sea of Cortez and foster active engagement by guests. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration.

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

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. We lead life-changing expeditions helping curious travelers experience the world from a new perspective. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting offered by most cruise lines that are focused on the broader market. Our product offering, value proposition and differentiated pricing approach have enabled us to historically achieve high net yields and occupancy rates.

We have a longstanding relationship with the National Geographic Society, which began in 2004, and was founded on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. In November 2023, Lindblad announced an extended and expanded strategic partnership with National Geographic through 2040. Under the new agreement, the two companies have extended their industry-defining 20-year relationship for 17 additional years, allowing the brand to reach new worldwide audiences through compelling new market opportunities and long-term, mutually beneficial growth strategies. We collaborate with National Geographic on expedition planning and to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Lindblad Expeditions’ Ships

We operate a fleet of ten owned expedition vessels, along with six seasonal chartered ships, to provide our signature marine-based adventures to over 40 destinations on all seven continents, offering itineraries that last from five to over 30 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape, and observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps. Additionally, several of our ships are outfitted with state-of-the-art broadcast centers allowing us to capture and air video and photo content from our ships with real-time distribution across digital channels.

We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We currently operate two vessels providing itineraries in the Galápagos Islands throughout the year. We operate three polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic during the northern hemisphere summer and various destinations during the intermediate months. We operate four ships in Alaska during the summer months that then primarily travel south along the North American Pacific coastline to Baja California’s Sea of Cortez, Costa Rica and Panama for the winter. We also operate a blue water ship that primarily sails itineraries in the South Pacific and Asia. We continue to search for, and evaluate, distinctive locations to present new and exciting expedition itineraries for our guests.

In addition to our owned and operated ships, we deploy chartered vessels for various seasonal offerings and continually seek to optimize our charter fleet to balance our inventory with demand and maximize yields. We use our charter inventory as a mechanism to both increase travel options for our existing and prospective guests and also to test demand for certain areas and seasons to understand the potential for longer term deployments and additional vessel needs. We currently charter vessels for seasonal itineraries in the Amazon, Cambodia and Vietnam, the Caribbean, Egypt, the Mediterranean Sea, and Scotland.

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Endeavour II	2005, renovated in 2016	96	50	Galápagos Islands	Ecuador
National Geographic Endurance	2020	138	75	Arctic, Antarctic, Greenland, Iceland, Northwest Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe and Patagonia/South America	Bahamas
National Geographic Islander II	1991, renovated in 2022	48	24	Galápagos Islands	Ecuador
National Geographic Orion	2003	102	53	South Pacific and Asia	Bahamas
National Geographic Quest	2017	100	50	Alaska, California Coast, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Resolution	2021	138	75	Arctic, Antarctica, Greenland, Iceland, Northwest Passage, Norway and Patagonia	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California, the Pacific Northwest and Belize	U.S.A.
National Geographic Venture	2018	100	50	Alaska, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	42	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean Seas	Malta
Sea Cloud II*	1998	88	44	Mediterranean Sea	Malta

__________

* Chartered Vessel

For voyages beginning in 2025, we have added an additional charter vessel, the Sun Goddess. The Sun Goddess is an elegant ship, carrying 60 guests in 30 spacious suites, and providing an intimate and exceptionally comfortable experience on the Nile, the world’s longest river. Each suite features a separate sitting area and balcony, providing a relaxing environment to observe unique wildlife and 5,000 years of history along the Niles’ banks.

Land Experiences Segment

The Land Experiences segment consists of our primarily land-based adventure brands, providing tours, trips and journeys centered around nature and culture. The majority of these are active, immersive experiences, featuring unique itineraries across the globe and travel in intimate, small groups.

Natural Habitat

Natural Habitat specializes in conservation-oriented adventures, providing life-enhancing forays into the natural world that feature wild habitats and the animals and people who live there. Natural Habitat’s travel adventures provide unparalleled access to the planet’s most extraordinary wildlife, landscapes and cultures. Natural Habitat’s unique itineraries include access to private wildlife reserves, remote corners of national parks and distinctive, secluded and remote lodges and camps situated where wildlife viewing is best. Because of Natural Habitat’s commitment to environmentally friendly travel, including becoming the world’s first carbon-neutral travel company in 2007, and the exceptional quality of its worldwide adventures, World Wildlife Fund (“WWF”) has selected Natural Habitat as their exclusive conservation travel partner. Through Natural Habitat’s relationship with WWF, their top scientists and staff collaborate with Natural Habitat in planning journeys to the world’s most important nature destinations.

Off the Beaten Path

Off the Beaten Path offers active small-group and private custom journeys around the world with a long-standing focus on offering unique adventures and experiences throughout the United States (“U.S.”) National Parks. In addition to other U.S.-based adventures such as ranch vacations and fly-fishing expeditions, Off the Beaten Path has extensive international expeditions in Central and South America, Oceania (predominantly New Zealand and Australia), Europe and Africa. Examples of international expeditions include hiking through the Dolomites, family adventures in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. All Off the Beaten Path expeditions are defined by a focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and comprehensive pre-trip materials paired with experienced, friendly local guides.

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

Competitive Strengths

Our management team believes the following characteristics of our business model enables us to successfully execute our strategy:

Strong Track Record, Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, our Founder and Chief Executive Officer, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. The following year, he led the first traveler’s expedition to the Galápagos Islands. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world and leading innovation in the expedition adventure travel industry.

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

Our land tour companies are led by nature and travel enthusiasts with over 100 years of combined experience in adventure travel. Each business offers best-in-class experiences within their respective niche of premium experiential travel.

Since 1985, Natural Habitat has delivered life-enhancing nature and wildlife experiences to small groups of passionate explorers. Natural Habitat is recognized for its commitment to conservation, and for over 20 years has partnered with WWF to offer conservation travel - sustainable travel that supports the protection of nature, wildlife and local communities.

Off the Beaten Path, established in 1986, has 38 years of experience connecting travelers to the combination of nature and culture of a destination, with a focus on avoiding crowds, opportunities for custom or select small group travel, while offering options for more active exploration.

DuVine, since 1996, has been providing unique cycling adventure for two and a half decades. A 5-time winner of Travel + Leisure Magazine’s World’s Best award, DuVine believes bike travel immerses guests fully in every destination, allowing an appreciation for the landscape with all senses, forming meaningful connections across cultures, and gaining a deeper understanding of the world.

Classic Journeys, founded in 1995, offers the most culturally rich and authentic walking tours in the world. Recognized as a multi-time World’s Best Tour Operator by Travel + Leisure Magazine, Classic Journeys was inducted into the Travel + Leisure Magazine Hall of Fame in 2023 for sustained excellence. Classic Journeys’ trips feature curated walks, handcrafted itineraries, expert local guides, small groups, enchanting accommodations, eating like and with the locals, and regenerative travel.

As pioneers with decades of experience in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition tours in remote, wild locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism.

Some of the awards we earned during 2023 and 2022 are as follows:

2023

●	Good Housekeeping 2024 Family Travel Awards: “Wild Galapagos & Peru Escape”

●	2023 Travel + Leisure World’s Best Awards: Best Tour Operators Hall of Fame - Classic Journeys

●	2023 Travel + Leisure World’s Best Awards: Best Tour Operators - DuVine Cycling + Adventure Company

●	2023 Men's Health Travel Awards: Active Experiences: “Exploring Alaska’s Coastal Wilderness”

●	2023 Women's Health Travel Awards: Best Adventure Cruise: “Wild Alaska Escape: Haines, the Inian Islands, and Tracy Arm Fjord”

●	Condé Nast Traveler's Reader's Choice Awards: Best Expedition Ships: Lindblad Expeditions

●	Condé Nast Traveler's 2023 Gold List: The Best Cruise Ships in the World: National Geographic Endurance

●	Cruise Critic Editors’ Picks Awards: Best in the Galápagos (Expedition)

●	Cruise Critic UK’s Editors’ Picks Awards: Best in the Galápagos (Expedition)

●	Travel Weekly 2023 Gold Magellan Awards: Eco-Friendly "Sustainable" Cruise Ship (Cruise – Overall): National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Non-Suite Cabin Design (Cruise – Expeditions): National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Spa Design (Cruise – Expeditions): The Sanctuary on National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Attractions (Cruise – Expeditions): Igloos on National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Restaurant Design (Cruise – Expeditions): Cook’s Nook and the Zero-Waste Dinner on National Geographic Resolution

●	HSMAI Adrian Silver Award: PR/Communication Campaign: Kids Under 21 Sail Free in the Arctic

●	TravelAge West 2023 Wave Awards: Best Cruise Line for Antarctica Sailings: Lindblad Expeditions

2022

●	Condé Nast Traveler's 2023 Gold List: The Best Cruise Ships in the World – National Geographic Endurance

●	2022 Cruise Critic Editors’ Picks Awards: Best Cruise Line in the Galápagos (Expedition Category)

●	World Cruise Awards 2022: World’s Best Green Cruise Line

●	Recommend Magazine 2022 Reader’s Choice Awards: Best Expedition Line (GOLD)

●	Travel Weekly 2022 Magellan Awards: Cruise Marketing/Live Events – LIVE FROM ANTARCTICA with “Good Morning America” & Lindblad Expeditions (GOLD)

●	Porthole Magazine 2022 Reader’s Choice Awards: Best Expedition Cruise Line

●	2022 Travvy Awards: Best Expedition Line (SILVER)

●	2022 Travvy Awards: Best New Expedition Ship – National Geographic Resolution (GOLD)

●	Condé Nast Traveler Reader's Choice Awards: Best Expedition Ships

●	Virtuoso Best of the Best Travel Awards: Best Expedition Cruise Line

●	USA TODAY 10Best Readers' Choice Travel Award: Best Adventure Cruise Lines

●	Luxury Travel Advisor's Readers' Choice Awards: Best Expedition Cruise Line

●	Travel + Leisure Reader’s Choice Awards: “The 10 Best Intimate-ship Ocean Cruise Lines”

●	USTOA Future Lights of the Tour Industry: Ana Esteves, VP of Hotel Operations, Lindblad Expeditions

●	2022 Travel + Leisure World’s Best Awards: Best Tour Operators - DuVine Cycling + Adventure Company

●	2022 Travel + Leisure World’s Best Awards: Best Tour Operators - Classic Journeys

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

Off the Beaten Path offers active small-group and private custom journeys throughout North America, Central and South America, Oceania, Europe and Africa, ranging from seven to 29 days. Examples of expeditions include culture and history focused experiences in the Desert Southwest, exploring nearly all of the National Parks in the U.S. and Canada, hiking focused exploration of New Zealand’s South Island, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. Off the Beaten Path’s adventures average 10 or fewer guests per trip, focus on outdoor activity, including wildlife viewing, hiking, rafting, snorkeling, kayaking and snowshoeing, and offer comprehensive pre-trip materials paired with experienced, friendly guides.

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

Classic Journeys delivers handcrafted walking tours featuring expert local guides who know the most cinematic footpaths in the region. Including walking scenic countryside paths in Portugal studded with ancient cork trees and vineyards, exploring Stonehenge at sunset with an archeologist, following panoramic coastal footpaths along the Amalfi coast that lead to a pizza making lunch at an agritourismo. Guests eat like locals from gourmet picnics to world class restaurants, enjoying local food traditions and enjoy top-rated and authentic accommodations. Classic Journeys' tours run between five and 10 days, traveling with an average of 10 or fewer guests.

We are continuously focused on maintaining and elevating the guest experience and identifying new opportunities to help people discover the wonders of the world. We believe that our track record of high-quality expedition offerings, along with our history of providing in-depth and highly innovative itineraries, represent significant competitive advantages.

Longstanding  Relationship  with National Geographic

We benefit from a longstanding relationship with National Geographic, one of the world’s leading proponents of eco-tourism and natural history. The relationship, which began in 2004, and was further extended and expanded in 2023, is built on our shared interest in education, exploration, research, storytelling, technology and conservation. Founded in 1888, the National Geographic Society is one of the largest non-profit scientific and educational institutions in the world with interests ranging from geography, archaeology and natural science, to the promotion of environmental and historical conservation. Working to inspire, illuminate and teach, National Geographic reaches hundreds of millions of people around the world through a wide range of media, including print, TV, digital and social media platforms. The National Geographic name has significant value for use in connection with travel-related goods and services. The Lindblad/National Geographic brand license agreement includes a co-selling and co-marketing arrangement through which National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. We believe that the relationship with National Geographic provides us with a substantial competitive advantage in the expedition market based on the brand enhancement, expanded marketing reach and the relationship with National Geographic’s experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, who join our expeditions. Through this relationship, we collaborate with National Geographic on exploration, research, technology and conservation in order to provide travel experiences and disseminate geographic knowledge around the globe, and use the National Geographic Expeditions brand to market, sell and operate co-branded trips on expedition ships. The Lindblad/National Geographic relationship is set forth in a Brand License Agreement which continues through 2040, subject to earlier termination.

Sven-Olof Lindblad, our founder, Chief Executive Officer and member of our board of directors, currently serves on the board of the Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”) and on the Board of Advisors for Pristine Seas, and previously served on the National Geographic Society’s International Council of Advisors, which was composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. John M. Fahey, Jr., a member of our board of directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

Partnership with World Wildlife Fund

Natural Habitat has partnered with the WWF, since 2003, to promote sustainable conservation travel that directly promotes and protects nature. WWF is one of the world’s leading conservation groups with over six million members globally. Natural Habitat’s exclusive license agreement with WWF allows Natural Habitat to use the WWF name, logo and select mailing list through 2028 in return for a royalty fee.

Business and Growth Strategies

The following are the key components of our business strategy:

Deliver Exceptional Guest Experiences

Our chief guiding principle throughout the organization is to ensure that everything adds value to the guest experience. This applies to every step of the process from the first engagement with a potential guest, through the booking process and travel preparations, during the expedition, trip or adventure, whether onboard a vessel or on land explorations and tours, and once back at home.

We believe that our guests do not want to be passive tourists, so our expeditions and travel experiences foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team or travel guide that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. On our ships this could include an opportunity for the guest to watch a pod of whales, including mothers with their calves, a rookery of sea lions gathered during breeding season, or a killer whale circling a seal on an ice floe, all while standing next to a marine biologist, providing an explanation of the situation's dynamics, and an experienced nature photographer from National Geographic providing guidance and tips for taking better photos. On our land experiences this could include an immersive viewing of polar bears preparing to hunt on the ice under the guidance of an expert naturalist.

This intense focus on seeking to elevate the overall experience and engaging with guests has resulted in highly favorable customer feedback. We believe that by consistently delivering exceptional experiences to our guests, we have built a highly valuable and trusted brand in the expedition cruising and land-based experiential travel market, which attracts a growing number of discerning and affluent guests who are prepared to pay a premium for our offerings.

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

Unlike the large cruise line operators that serve the broader market, our product offerings are inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We generally do not pursue driving participation through discounting. Instead, we focus on enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is cruise industry convention to base 100% occupancy on two persons per cabin, the Lindblad segment may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market, where three or more occupants per cabin is not uncommon. However, we have historically achieved strong occupancy rates including operating at 77%, 75% and 81% occupancies for the years ended December 31, 2023, 2022 and 2021, respectively, despite the impact of the COVID-19 pandemic.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. In the cruise industry, net yield per available guest night is a frequently referenced metric and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. At the Lindblad segment, net yield per available guest night was $1,097, $974 and $879 in 2023, 2022 and 2021, respectively. Our net yield per available guest night is significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

Elevate Brand Awareness and Loyalty

The Lindblad brand is recognizable by our guests primarily due to our heritage, decades of sales and marketing investment and longstanding relationship with National Geographic. We believe we have fostered strong guest and brand loyalty, as is evidenced by our high levels of repeat guests. Historically, approximately 40% of Lindblad guests have previously sailed expeditions with us. We have closely aligned our Lindblad marketing efforts with National Geographic to maximize impact in the marketplace and have engaged in a co-branding strategy with respect to our owned vessels. In addition, we are recognized as a leader in promoting the issue of conservation of the planet and encourage our guests to become engaged through the LEX-NG Fund. In the past, we have organized high-level meetings in the Arctic, Antarctic, the Galápagos Islands and Baja California to put a spotlight on key environmental issues in conjunction with organizations such as the Aspen Institute, TED and the WWF. These efforts help to build our brand and network of relationships and enhance our thought leadership. We will continue to focus on ensuring that each of our guests associates our brands with high-quality adventure vacation experiences.

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

Given the demand for expedition sailing, we have strategically expanded our owned and operated fleet from six ships to ten ships through a new build program. This new build program included the delivery of two custom built polar ice-class vessels, the National Geographic Resolution and the National Geographic Endurance, in 2021 and 2020, respectively, more than doubling the size of our existing polar capacity, and the delivery of two coastal vessels, the National Geographic Venture and the National Geographic Quest, in 2018 and 2017, respectively, nearly tripling the capacity of our US-flagged fleet.

In 2021 we further diversified our product portfolio, with the acquisitions of Off the Beaten Path, a land-based travel operator specializing in authentic national park experiences, DuVine, an international luxury cycling and adventure company focused on exceptional food and wine experiences, and Classic Journeys, a leading luxury walking tour company that offers highly curated active small-group and private custom journeys. These businesses are strong compliments to our existing Lindblad and Natural Habitat product offerings, and we are leveraging our experience and resources to accelerate their growth and capitalize on the growing demand for authentic and immersive adventure travel.

In 2022, Natural Habitat expanded the adventures offered to our guests when they opened their Alaska Bear Camp at Lake Clark National Park, providing an isolated, sustainable bush camp as a base for explorations and brown bear encounters.

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

All of our land tour companies share a commitment to an exceptional guest experience – achieved in part through small groups, best-in-class interpretation and guiding, and local connections built over decades of operating in their destinations. Each company offers a variety of services, activities and equipment specific to their tour segment. We provide equipment for guests such as kayaks, snowshoes, parkas, and bicycles – from high-end road bikes to e-bikes. We transport guests in vehicles specific to the journey such as customized polar rovers for up-close viewing of polar bears on the Tundra, specialized 4x4 off-road vehicles while on safari or dedicated support vehicles that follow the day’s bicycle route distributing refreshments and offering a lift to tired bikers. Experienced, local guides lead guests on journeys while viewing grizzly bears in Alaska, cycling through Tuscany, hiking in Zion National Park, touring ancient ruins in the Amazon, rafting the Grand Canyon or taking in meals with locals in a Mediterranean village.

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

We source our business through a combination of direct selling, travel agency networks and, at the Lindblad segment, through our agreement with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, the majority of our guests have been from the United States. Expedition sailing guests sourced from the U.S. represented approximately 94% of our total global expedition cruise guests’ ticket revenue in 2023 and 2022, and 98% in 2021.

Our largest channel for expedition sailing guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or making a reservation online at our website. The direct channel represented approximately 46% of expedition cruise guest ticket revenues for 2023, 40% for 2022, and 39% in 2021.

We also generate significant bookings from travel agents and wholesalers, representing approximately 26% of expedition sailing guest ticket revenue for 2023, 28% for 2022, and 26% for 2021. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The three consortiums with which we have preferred partner agreements are Virtuoso, Signature and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales teams meet annually with hundreds of highly-targeted agents, at consortium conferences and training seminars, and in-person at agency offices, to provide hands-on training, support and product knowledge.

The National Geographic relationship also serves as a significant channel for bookings for our expedition sailing business. Our agreement with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition cruise offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 20% of expedition sailing guest ticket revenues for 2023, 25% for 2022, and 28% for 2021.

The remainder of our expedition sailing bookings, 8% of guest ticket revenues for 2023 and 2022, and 7% in 2021, comes from affinity groups and charters. Affinity groups are predominantly college and university alumni associations and other travel organizations targeting specific market niches.

We have a broad and diverse marketing mix across multiple media platforms and channels, allowing us to effectively communicate our product offerings to past guests and prospective guests. We continually optimize our media mix to reach our target demographic. The majority of our annual global marketing spend is focused on consumer-direct channels. Our detailed brochures and websites present comprehensively our expedition and tour offerings. We invest significantly in digital media as part of our guest acquisition efforts with particular focus in paid search.

We operate several websites, www.expeditions.com for our Lindblad expedition sailing offerings, www.nathab.com for our Natural Habitat nature adventures, www.offthebeatenpath.com for our Off the Beaten Path guided travel adventures, www.duvine.com for our DuVine cycling adventures and www.classicjourneys.com for our Classic Journeys handcrafted luxury walking tours. Each website is supported internally by a dynamic content management system, allowing frequent updates, a visually-impactful design, large photos and video display with simple, straightforward navigation. Consumers are directed to key areas on each website through weekly emails, direct mail, social media, press releases, and advertising. We also routinely offer webinars to provide greater insights into our expeditions, hosted by members of our expedition teams with intimate knowledge of the geographies featured.

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

Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine’s revenues are recorded during the second and third quarters from their spring and summer departures. While Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

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

Industry and Market

Ship based travel has been recovering strongly from the COVID-19 pandemic with 20.4 million passengers in 2022, 31.5 million passengers in 2023, 35.7 million passengers expected to sail in 2024 and 39.5 million passengers forecasted to sail in 2027, per a Cruise Lines International Association's (“CLIA”) report.

We believe the specialty and small ship cruising segment of the cruise industry demonstrates the following positive fundamentals:

Strong Growth in Specialty and Small Ship Cruising Segment

The specialty and small ship cruising segment of the cruise industry is characterized by vessel size, unique itineraries, active adventures, gourmet culinary programs, highly personalized service and a more inclusive offering. These exclusive attributes, combined with a growing worldwide target population, provide specialty and small ship cruising operators with significant pricing leverage as compared to the other segments of the cruise industry. Despite the growth thus far in the overall ship-based travel market, we believe the specialty cruise industry still has low penetration levels compared to similar land-based vacations, which we believe highlights the continued growth potential for the specialty cruise market. Additionally, smaller ships also have the ability to be flexible with regards to itineraries both internationally and domestically, providing a further competitive advantage.

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

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families. Affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. Based on the U.S. Census Bureau’s 2022 National Projections, the age group of 50 years and older numbered approximately 121 million individuals in 2022, or approximately 36% of the U.S. population, and is expected to grow 3% to 124 million by 2025 and 8% to 130 million by 2030. CLIA reported that 65% of the overall cruise market was comprised of passengers aged 40 and over, while travelers aged 60 and over accounted for 33% of total passengers. We believe that our small ship expedition and small group land tour offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide.

High Barriers to Entry

The cruise industry in general, and the adventure travel and specialty cruise industries specifically, are characterized by high barriers to entry, which include the expertise and experience required to operate safely and effectively in remote locations, the existence of several well-established and recognizable brands and the time and personal relationships required to develop strong networks of experts, guides and vendors to lead and support experiential travel. Additionally, there are significant capital investments and long lead times necessary to construct new, sophisticated ships, and limited newbuild shipyard capacity. Operators must also develop strong travel agent network partnerships and acquire local permits or licenses required to operate in a diverse range of geographies.

Competition

For our ship-based expeditions, we compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Compagnie du Ponant, Hurtigruten Expeditions, Quark Expeditions, Silversea Expeditions, Seabourne Expeditions and UnCruise Adventures. We expect our competition in the specialty cruise business to continue to increase in future years as the expedition cruising market continues to grow and large cruise operators continue to seek access to the market through acquisitions and the development of their own vessels and operations.

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

Lindblad and Natural Habitat are 100% carbon neutral, with Natural Habitat believed to be the world’s first 100% carbon neutral travel company, and both brands offer a single-use plastic free guest experience. In 2008, the LEX-NG Fund was established to support ocean conservation, the restoration of marine and coastal habitats and environmental stewardship in the regions visited by our fleet, and beyond.

Environmental Stewardship

We have focused our entire enterprise around the mission of conservation through exploration, protecting our planet by inspiring travelers, supporting local communities and boldly influencing the entire travel industry. Sustaining the world’s wild places and the people who live in and around them is integral to who we are.

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

In 2018, we eliminated guest-facing single-use plastics across the Lindblad fleet and have been a carbon neutral company since 2019. We offset the carbon footprint of our business (including fleet operations; expedition operations; staff and crew travel; waste; and other smaller but measurable sources of emissions), through our work with South Pole, Inc., the world's leading developer of international emission reduction projects. We fund projects to utilize technologies including solar, wind, geothermal and hydropower to mitigate, sequester or remove carbon from the atmosphere, which are certified under one of the industry-

recognized standards; (i) Verified Carbon Standard, (ii) Gold Standard VER or (iii) Certified Emission Reduction. Projects we funded in during the 2023 calendar year to offset Scope 1, 2, and 3 included a tropical forest restoration project in Brazil, efficient cookstoves in Mozambique, and a hydropower renewable energy project in Vietnam. In previous years we funded carbon reduction projects such as a hydroelectric powerplant and a geothermal project in Indonesia; energy efficient cookstoves in Ethiopia; wind power projects in New Caledonia and Columbia; and a solar project in India, among others. All projects in our portfolio support the UN's established Sustainable Development Goals.

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

Because of our commitment to environmentally friendly travel, Natural Habitat began a relationship with World Wildlife Fund in 2003 as our conservation travel provider. We have provided more than $6 million in support of WWF’s mission to conserve nature and reduce the most pressing threats to the diversity of life on Earth, and will continue to donate a portion of our sales annually in support of these efforts. Our travelers have donated an additional $40 million in support of WWF priorities in some of the most precious yet imperiled places on the planet. This innovative partnership benefits our travelers, our company, and the planet as we work together to change the way people think about travel.

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

Together with our guests, since the Fund was established in 2008, we have awarded $22 million to local, regional and global projects supporting the regions we visit, and beyond. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects.

During 2023, the LEX-NG Fund provided support for 45 programs and initiatives, including 26 conservation, research, and education projects; 16 National Geographic Explorer-led Visiting Scientist projects; and three major programs including National Geographic Pristine Seas, the Grosvenor Teacher Fellowship, and Unplastify, an effort that reached over 700,000 student leaders on the topic of reducing and eliminating plastic use. These 2023 programs and initiatives are supported by $2.2 million in funding from the LEX-NG Fund. The LEX-NG Fund issued dozens of unique grants and project funding support agreements in 2023 to conservationists, educators, researchers, and storytellers, plus seven regional partners including the Alaska Whale Foundation (in Southeast Alaska); Fondo Mexicano (in Baja California); Ming Peru (in the Peruvian Amazon); WildAid, Scalesia Foundation; and Jocotoco/Island Conservation (in the Galápagos Islands); and Sealife Response, Rehabilitation, and Research (in Antarctica).

All funds for these activities were donated by guests traveling aboard our fleet, proceeds from the sale of 500,000 of the Company’s common shares contributed by the Company, and online donations to the LEX-NG Fund made on the National Geographic Society’s website.

The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board of Directors is currently comprised of five members, including Sven-Olof Lindblad, our founder, Chief Executive Officer and member of our board of directors, Ian Miller, Chief Science and Innovation Officer at the National Geographic Society, and Alex Moen, Chief Explorer Engagement Officer at the National Geographic Society.

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

As of December 31, 2023, together with our subsidiaries, we had approximately 950 employees, including approximately 440 shipboard employees, and approximately 485 full-time and 25 part-time employees in our shoreside and land operations.

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

The safety, health and wellness of our employees is a top priority. The Company promotes the health and wellness of its employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum, with a minimal increase to benefit premiums for employees in 2024. For our employees’ health and wellness, we provide 24/7 access to a mobile and website wellness applications, offering live group learning, peer support and educational videos for a wide range of onsite and virtual classes in mind, body, and spirit topics.

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

Consumer Financial Responsibility Regulations

U.S. law requires that operators of passenger vessels embarking passengers at U.S. ports are certified by the United States Federal Maritime Commission as to their ability to satisfy obligations with respect to unearned passenger revenue in case of non-performance, and for liability in case of casualty or personal injury. We satisfy these requirements with respect to our U.S.-embarking expeditions through an escrow account for passenger deposits and through our liability insurers.

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

Corporate Information

Our corporate headquarters are located at 96 Morton Street, 9th Floor, New York, New York 10014. Our telephone number is (212) 261-9000. Our website is www.expeditions.com. All of our filings with the Securities and Exchange Commission, can be accessed free of charge through our website promptly after filing; however, in the event the website is inaccessible, we will provide electronic or paper copies of our most recent Annual Report on Form 10-K, the most recent Quarterly Report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments excluding exhibits, free of charge, upon request. These filings are also accessible on the Securities and Exchange Commission's website at www.sec.gov. We do not intend for information contained on our website to be a part of this Annual Report on Form 10-K and such information is not incorporated by reference herein.

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

Risks Related to the Demand for Expedition Travel

Events and conditions around the world, including war and other military actions, such as the civil unrest in Ecuador, the Israel-Hamas war, the ongoing conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for expedition travel, negatively impacting our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the civil unrest in Ecuador, the war between Israel and Hamas, the continuing conflict resulting from the Russian invasion of Ukraine, and other general concerns. The current invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be negatively impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

Restrictions or extended restrictions, on expedition travel in related to health concerns or for other reasons, have materially adversely affected our business and could materially adversely affect our future financial condition and liquidity.

Although many COVID-19 travel restrictions have been lifted or eased, such measures may be reimposed or extended. Any cases of COVID-19 or any other health outbreak on one of our vessels could result in a subsequent suspension of travel or limit our ability to disembark guests from such vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will not implement new travel restrictions which would impact our ability to sail scheduled itineraries. Travel restrictions have materially adversely impacted our business and operations, and existing or new travel restrictions or lower guest demand would have a material adverse impact on our results of operations, financial condition and liquidity.

In addition, the industry may again in the future be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations or result in cancellations.

We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses that may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, pandemics, travel restrictions, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

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

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic and geopolitical conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Uncertain economic conditions also impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels. Demand for our expeditions may also be influenced by geopolitical events. Unfavorable conditions, such as cross-border conflicts, war, civil unrest and governmental changes, health pandemics and other events can decrease consumer demand and result in reduced pricing for expeditions in areas affected by such conditions.

In past recessions, demand for our expeditionary travel offerings has been significantly negatively impacted, resulting in lower occupancy rates and adverse pricing. Any economic forecasts for significant increases in unemployment in the U.S. and other regions would likely have a negative impact on demand for our expeditions, and these impacts could exist for an extensive period of time.

Incidents or adverse publicity concerning the cruise industry, the expedition travel industry or the travel industry in general, terrorist or pirate attacks, war, travel restrictions, pandemics or other disruptions could affect our reputation as well as have a negative impact on our sales and results of operations.

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

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by deployment decisions of us and our competitors. New expedition class ships have been ordered, are under construction, or have already been delivered for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary, and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

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

We face significant competition from other vacation and adventure travel operators and cruise companies on the basis of pricing, destination, travel advisors’ preference, and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination, is fragmented, and is primarily comprised of private operators. Currently, we do not directly compete with large cruise vessels. However, large cruise operators have been expanding into the expedition cruise market, and in the event they start offering smaller sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

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

Failure to maintain our Brand License Agreement with National Geographic could adversely affect our results of operations.

We have an on-going Brand License Agreement with National Geographic, and any termination or alterations to this agreement would likely have a material adverse effect on our business. Pursuant to the agreement, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes, and we and our guests have access to National Geographic photographers, naturalists and other experts. The National Geographic agreement also serves as a significant channel for bookings for our expedition sailing business. Our agreement with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition sailing offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division. The National Geographic channel represented approximately 20% of expedition sailing guest ticket revenues for 2023, 25% for 2022, and 28% for 2021.

National Geographic has the right in certain instances to unilaterally terminate the Brand License Agreement with us, including: in the event of a change of control; our failure to achieve specified growth benchmarks or capacity as of December 31, 2035; or a failure to meet product quality score benchmarks. If our agreement with National Geographic is terminated or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations may be materially adversely affected.

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

Although we have no new builds currently in construction, we drydock vessels for repairs or modifications annually, and we may increase the size of our fleet by constructing or renovating additional vessels in the future. Vessel building, modification and repairs are subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

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

We hire a significant number of shipboard personnel, independent contractors and remote location employees for our expeditions. Changes to state classifications regarding remote employees and independent contractors could adversely impact our business and operations and increase our labor costs.

We must make substantial capital expenditures to maintain and/or expand our fleet, and we may not be able to obtain sufficient financing or capital on favorable terms or at all.

We must make substantial capital expenditures to maintain our fleet in good working order. Maintenance capital expenditures include those associated with drydocking a vessel or modifying an existing vessel. These expenditures could increase as a result of changes in the cost of labor and materials, customer requirements, increases in our fleet size or the cost of replacement vessels, governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels drydocked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

We also may continue to make substantial capital expenditures to increase the size of our fleet by constructing or modifying vessels and may acquire existing vessels from other parties in the future. Shipyards generally require us to make installment payments on any major order prior to delivery, which requires us to obtain financing or expend a significant amount of our own money to build a new vessel or modify an existing vessel without any corresponding revenue for an extended period of time. In addition, we may not receive the expected demand for our newly constructed or acquired vessels, which could have an adverse impact on our operations.

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

WWF is a leading conservation organization whose mission is to conserve nature and reduce the most pressing threats to the diversity of life on Earth. Natural Habitat partners with WWF to offer conservation travel through a license agreement that allows Natural Habitat to use the WWF name and logo in return for a royalty fee, through December 2028.

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

Our capital expenditure and operating costs, including food, hotel, payroll, fuel, maintenance and repair, airfare, taxes, insurance and security costs, have risen throughout 2022 and 2023 and are subject to future increases due to market forces, inflation, supply chain disruptions and economic or political conditions or other factors beyond our control. If prices continue to rise significantly in a short period of time, we may be unable to sufficiently increase fares or other fees to fully offset our increased costs. Increases in capital expenditures and operating costs generally negatively adversely affect our profitability.

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

Most of our guests depend on scheduled commercial airline services to transport them to or from the ports or places where our expeditions start or end. Increases in the price of airfare would increase the overall price of the expedition vacation to our guests, which may adversely impact demand for our expeditions. In addition, changes in the availability of commercial airline services (whether due to price increases, a reduction in direct flights, flight cancellations or other factors) could adversely affect our guests’ ability to obtain air transport, which could adversely affect our results of operations.

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

Our failure to properly and efficiently implement and operate our reservations and customer relationship management (“CRM”) computer systems could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

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

The failure to properly, efficiently and economically operate the new systems could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

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

As of December 31, 2023, we had $635.1 million indebtedness and significant debt service obligations related thereto. Such indebtedness could:

●

require us to dedicate a large portion of our cash flow from operations to service debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

●	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and
●	make it difficult for us to satisfy our obligations with respect to our debt.

We also may incur additional debt in the future, including secured indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

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

Our outstanding notes contain certain covenants and are secured by substantially all of our assets. Any failure to comply with such terms, conditions, and covenants, or successfully amend our covenants, could result in an event of default. Further, if an event of default under a facility were to occur, cross default provisions, if any, could cause our other outstanding debt, if any, to be immediately due and payable. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under any such credit facilities or settle other outstanding contracts if such amounts were accelerated upon an event of default.

Any inability to satisfy any covenants required by our debt agreements could result in an acceleration of certain of our indebtedness.

We are subject to various covenants in the instruments governing our debt. Any failure to comply with such terms, conditions, and covenants could result in an event of default under our current or future indebtedness. Further, if an event of default were to occur under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, terminate all commitments to extend further credit, foreclose or otherwise enforce against all the assets comprising the collateral securing or otherwise supporting such debt and pursue other legal remedies. The instruments governing our debt also contain cross default provisions or cross acceleration provisions that could cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Upon such an occurrence, there could be no assurance that we would have sufficient liquidity to repay or the ability to refinance the borrowings under our outstanding debt instruments or settle other outstanding contracts if such amounts were accelerated upon an event of default. We may need to conduct an asset sale or pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. There can be no assurance that our assets, including any applicable collateral, would be sufficient to fully repay our current or any future debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt (including the notes), the holders of such debt could proceed against the collateral securing such indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our outstanding notes.

Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders, as applicable, and the remedies sought by the holders of such indebtedness could leave us unable to pay principal, premium, if any, or interest on the outstanding notes and could substantially decrease the market value of the notes and result in such lenders declaring the funds immediately due and then foreclosing on our assets. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to (i) declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments and cease making further loans and (iii) institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

At their respective maturity dates, the entire outstanding principal amount of our $360.0 million 6.75% Notes due 2027 and our $275.0 million 9.00% Notes due 2028, together with accrued and unpaid interest, if any, will become due and payable. We may not have the funds to fulfill these obligations or the ability to renegotiate these obligations. If, upon the maturity date, other arrangements prohibit us from repaying the outstanding notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we were not able to obtain such waivers or refinance these borrowings, we would be unable to repay the outstanding notes. If this occurs, we would be in default under the instruments governing our indebtedness, the lenders or holders, as applicable, could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

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

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions. The payment of any dividends is within the discretion of our Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. In addition, restrictions in our indentures governing our outstanding notes and revolving credit facility include certain limitations on our ability to pay dividends. As a result, any gain you will realize on our securities will result solely from the appreciation of such securities.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We recognize that our business information is a critical asset and as such our ability to manage, control, and protect this asset will have a direct and significant impact on our future success. Our Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Audit Committee of the Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Governance

We have an Information Security Committee, assisted by a Virtual Chief Information Security Officer (the “vCISO”) which is a contracted third-party security firm whose responsibilities include the formulation, review and recommendation of information security policies, ensuring compliance with applicable information security requirements, assessing the adequacy and effectiveness of the information security policies and coordinate the implementation of information security controls, identifying and recommending how to handle an instance of non-compliance, provide clear direction and visible management support for information security initiatives, promote information security education, training, and awareness throughout the Company, and initiate plans and programs to maintain information security awareness, educate the team and staff on ongoing legal, regulatory and compliance changes as well as industry news and trends, educate the team and staff on ongoing legal, regulatory and compliance changes as well as industry news and trends, report annually, in coordination with the vCISO, to Executive Management on the effectiveness of our information security program, including progress of remedial actions.

The Information Security Committee, which includes the vCISO, our Vice President of Information Technology (“VPIT”) and our network administrators, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery policies. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Information Security Committee monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Risk Management Committee when appropriate.

The VPIT and the vCISO provide frequent reporting and updates to our executive management and provides a full report to the Audit Committee of the Board on the cybersecurity audit and its cybersecurity roadmap for improvements and new infrastructure implementations annually, or more frequently if the need arises.

The vCISO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of two large public companies. The vCISO holds undergraduate and graduate degrees in computer science and has attained the professional certification of Certified Chief Information Security Officer. The VPIT holds several information technology licenses and certificates and has served in various roles in information technology for over 25 years, including experience managing risks arising from cybersecurity threats.

The Information Security Committee oversees our ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee of the Board receives regular presentations and reports on cybersecurity risks from the Information Security Committee, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Audit Committee of the Board and the Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Risk Management and Strategy

We have integrated processes in place to manage information technology vulnerabilities, including technological tools and applications, and controls. Two step and multi-factor authentication is required for both internal and external access. Anti-virus and malware endpoint protection software is used on all Company and non-Company information systems workstations and laptops, as well as email filtering protection. We also subscribed to a Managed Threat Response service that proactively monitors all systems. System event logs are produced and reviewed, with all exceptions and anomalies of actions affecting or relevant to information security identified and investigated.

Software updates and configuration changes applied to information resources are tested prior to widespread implementation and are implemented in accordance with our change control policy. All information resources are scanned on a regular basis to identify missing updates. Missing software updates are evaluated and updates that pose an unacceptable risk to us are implemented and installed to the relevant information resources. Penetration testing and vulnerability scans of the internal network, external network, and hosted applications is conducted at scheduled intervals and after any significant changes to the information system environment. Any exploitable vulnerabilities found during a penetration test are remediated and the systems re-tested to verify vulnerabilities are resolved. Evidence of compromised or exploited information resource found during vulnerability scanning is reported to the Information Security Committee.

Third-Party Engagement

To maintain the highest standards of cybersecurity, we actively engage with specialized third-party assessors. This engagement is crucial for an unbiased evaluation of our cybersecurity posture and for gaining insights into industry best practices. The following outlines our general approach in engaging these external entities:

Selection of Qualified Assessors: We select third-party assessors based on their expertise, industry reputation, and alignment with our cybersecurity needs. Preference is given to assessors with proven track records in identifying and mitigating complex cybersecurity risks in similar industries.

Scope of Assessment: The assessment process is comprehensive, covering all critical aspects of our cybersecurity infrastructure. This includes evaluations of our network security, data protection measures, incident response capabilities, and employee cybersecurity awareness. The assessors are also tasked with identifying potential vulnerabilities in our systems and processes.

Regular and Ad-hoc Assessments: Assessments are conducted on a regular basis to ensure continuous monitoring of our cybersecurity health. Additionally, ad-hoc assessments may be conducted in response to significant changes in our IT infrastructure or emerging cybersecurity threats.

Assessment Methodology: The third-party assessors employ a range of methodologies, including penetration testing, vulnerability assessments, and security audits. These methodologies are aligned with industry standards and best practices to ensure a thorough and effective evaluation.

Collaboration and Transparency: We maintain an open line of communication with our assessors throughout the evaluation process. This collaboration allows for a clear understanding of their findings and recommendations. Transparency in this process is key to effectively addressing any identified vulnerabilities.

Action on Findings: Upon receiving the assessment reports, we promptly act on the findings. This includes addressing identified vulnerabilities, implementing recommended security measures, and continuously updating our cybersecurity strategies.

Feedback and Continuous Improvement: Feedback from these assessments is integral to our continuous improvement process. We regularly update our cybersecurity policies and practices based on the insights gained from these assessments to stay ahead of evolving cyber threats.

In today’s interconnected business environment, reliance on third-party service providers is inevitable. However, this reliance introduces additional cybersecurity risks that must be effectively managed. Our approach to identifying and mitigating these risks involves several key steps:

●	Risk Assessment and Due Diligence: Prior to engaging with any third-party service provider, we conduct a comprehensive risk assessment. This assessment evaluates the provider's cybersecurity policies, data management practices, and compliance with industry standards. We also assess their history of cybersecurity incidents and responses to understand their resilience and reliability.

●	Contractual Safeguards and Compliance Requirements: To ensure robust cybersecurity, our contracts with third-party providers include specific clauses that mandate adherence to our security policies and standards. These contractual obligations cover data protection, incident reporting, and compliance with relevant laws and regulations. Regular compliance audits are conducted to ensure these standards are continuously met.

●	Incident Response and Communication: In the event of a cybersecurity incident involving a third-party provider, we have a well-defined incident response plan. This plan outlines the steps for quick and effective action, including communication strategies to manage the impact on stakeholders. We require our third-party providers to promptly notify us of any breaches or potential security threats.

●	Review and Continuous Improvement: Our processes for managing third-party cybersecurity risks are regularly reviewed and updated. This ensures that we adapt to new threats and integrate best practices into our risk management framework.

Through these measures, we strive to mitigate the cybersecurity risks associated with third-party service providers, ensuring the resilience and security of our operations and data.

Item 2.	Properties

Our principal executive offices are located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, our Off the Beaten Path office in Bozeman, Montana, our DuVine Cycling and Adventure office in Somerville, Massachusetts, our Classic Journeys office in La Jolla, California, a media studio in Burlington, Vermont and warehouse space in Seattle, Washington for our shoreside operations. Additionally, we own the property for our Alaska Bear Camp at Lake Clark National Park. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

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

Holders

As of January 31, 2024, there were 182 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2023.

Repurchases of Securities

Our Board of Directors publicly announced a stock and warrant repurchase plan (“Repurchase Plan”) on November 9, 2015 and increased the Repurchase Plan to $35.0 million on November 4, 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. The actual timing, number and value of shares repurchased under the Repurchase Plan will depend on a number of factors, including constraints specified in any price, general business and market conditions, and alternative investment opportunities.

The objectives of the Repurchase Plan is to utilize excess liquidity to (i) provide us with the ability to opportunistically acquire undervalued shares and return capital when deemed accretive to stockholders and (ii) provide confidence to our stockholders when we believe our stock is undervalued. Our Board authorizes share repurchases from time to time and delegates the execution of such activity to our executive officers. All of our executive officers and directors are prohibited from trading in our securities if they are in possession of material non-public information and must at all times comply with our insider trading policy, including quarterly blackout periods and pre-clearance procedures.

We may execute future transactions under our Repurchase Plan through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The Repurchase Plan does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2023.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may be purchased under approved plans or programs
October 1 through October 31, 2023	615	$5.80	$-	$11,974,787
November 1 through November 30, 2023	3,129	7.51	-	11,974,787
December 1 through December 31, 2023	2,807	8.53	-	11,974,787
Total	6,551		$-

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2018 to December 31, 2023 with the performance of the Standard & Poor’s 500 Composite Stock Index, the Standard and Poor’s 1500 Hotels, Resorts and Cruise Lines Industry Index and the FTSE 100 Index. The Standard and Poor’s 1500 Hotels, Resorts and Cruise Lines Industry Index was added as the Company's closest related published industry index. The graph assumes an initial investment of $100 on December 31, 2018 and reinvestment of dividends. The following performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
LIND	$100.00	$121.55	$127.19	$124.44	$57.21	$83.73
S&P 500	100.00	128.55	149.83	190.13	153.16	190.27
S&P Hotels, Resorts & Cruise Lines Index	100.00	126.29	97.01	117.88	89.12	142.03
FTSE 100 Index	100.00	112.70	96.53	110.34	111.34	115.61

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

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

We currently operate a fleet of ten owned expedition ships and operate six seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended in November 2023, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Off the Beaten Path, LLC (“Off the Beaten Path”) provides small group travel, led by local, experienced guides, with distinct focus on wildlife, hiking national parks and culture. Off the Beaten Path offerings include insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, as well as unique trips across Central and South America, Oceania, Europe and Africa.

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

2023 Highlights

During 2023, we delivered record financial results with tour revenues of $569.5 million and Adjusted EBITDA of $71.2 million, exceeding the financial results of the Company prior to the pandemic, due in large part to additional guest counts across our fleet and land-based businesses.

During May 2023, we issued $275.0 million of 9.00% senior secured notes, maturing 2028, with proceeds used primarily to pay the outstanding borrowings under our prior senior secured credit agreements (the “Export Credit Agreements”).

During June 2023, Natural Habitat renewed its partnership agreement with WWF through December 31, 2028.

During November 2023, we entered into a Brand License Agreement with National Geographic Partners, LLC (“National Geographic”) through 2040, as an expansion of our longstanding relationship with National Geographic. We will continue to collaborate with National Geographic on science, conservation, education, exploration, storytelling, sustainability and photography in order to provide travel experiences and disseminate geographic knowledge around the globe. We have the global license to use the National Geographic Expeditions brand to market, sell and operate co-branded trips on expedition ships and river cruises, and leverage of The Walt Disney Company as an affiliate of National Geographic to distribute product through their powerful sales channels and support robust joint marketing campaigns. Under the Brand License Agreement, we will no longer pay National Geographic commission on reservations through their channels but royalty fees, based on performance, in connection with the co-branded partnership.

Bookings Trends

We have substantial advance reservations for future travel with strong gross bookings, partially offset by the short-term impact of instability in Ecuador and the Middle East. As of February 26, 2024, bookings for travel during 2024 have increased 2% as compared with bookings in 2023 as of the same date a year ago and the Lindblad segment had 85% of full year 2024 projected guest ticket revenues already on the books.

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2023 and 2022;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	guest ticket revenues recognized from the sale of guest tickets; and

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

Other Income (Expense)

Other income (expense) includes interest income and expense, gains and/or losses on foreign currency, disposal of fixed assets, write-offs of deferred financing costs and fees, and other miscellaneous non-operating items.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry.

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for Non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, acquisition-related expenses and other non-recurring charges.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine's revenues are recorded during the second and third quarters from their spring and summer season departures, while Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

Results of Operations – Consolidated

Our reported consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 are shown in the following table (percentages that are not meaningful to the change are noted as NM in the table):

	For the years ended December 31,
(In thousands)	2023	2022	Change	%	2021	Change	%
Tour revenues	$569,543	$421,500	$148,043	35%	$147,107	$274,393	187%

Cost of tours	322,376	283,217	39,159	14%	124,484	158,733	128%
General and administrative	118,431	96,291	22,140	23%	65,445	30,846	47%
Selling and marketing	71,426	60,996	10,430	17%	28,484	32,512	114%
Depreciation and amortization	46,711	44,042	2,669	6%	39,525	4,517	11%
Operating income (loss)	$10,599	$(63,046)	$73,645	NM	$(110,831)	$47,785	43%
Net loss	$(40,876)	$(108,160)	$67,284	62%	$(119,168)	$11,008	9%
Undistributed loss per share available to stockholders:
Basic	$(0.94)	$(2.23)	$1.29		$(2.41)	$0.18
Diluted	$(0.94)	$(2.23)	$1.29		$(2.41)	$0.18

Comparison of Years Ended December 31, 2023 and 2022 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2023 increased $148.0 million, or 35%, to $569.5 million, compared to $421.5 million for the year ended December 31, 2022. Lindblad segment tour revenues increased by $118.9 million, or 43%, and Land Experiences segment increased $29.1 million, or 20%, primarily due to operating additional expeditions and trips, and from higher pricing.

Cost of Tours

Total cost of tours for the year ended December 31, 2023 increased $39.2 million, or 14%, to $322.4 million compared to $283.2 million for the year ended December 31, 2022. The Lindblad segment cost of tours increased $21.2 million and the Land Experiences segment increased $18.0 million primarily due to operating additional expeditions and trips.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 increased $22.1 million, or 23%, to $118.4 million compared to $96.3 million for the year ended December 31, 2022. At the Lindblad segment, general and administrative expenses increased $15.4 million, or 23%, from the prior year period, primarily due to higher personnel and sales tax costs associated with the ramp in operations, higher credit card commissions due to the strong booking environment and increased stock-based compensation expense. At the Land Experiences segment, general and administrative expenses increased $6.7 million, or 23%, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

Selling and Marketing Expenses

Selling and marketing expenses increased $10.4 million, or 17%, to $71.4 million for the year ended December 31, 2023 compared to $61.0 million for the year ended December 31, 2022. At the Lindblad segment, selling and marketing expenses increased $11.1 million, or 24%, primarily due to higher commissions related to the ramp in operations and increased sales and marketing spend to drive future bookings. At the Land Experiences segment, selling and marketing expenses decreased $0.7 million, or 5%, primarily due to decreased commission expense, partially offset by higher marketing spend to drive future bookings.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.7 million, or 6%, to $46.7 million for the year ended December 31, 2023 compared to $44.0 million for the year ended December 31, 2022, primarily due to depreciation of assets placed into service to support our digital initiatives.

Other Expense

Other expenses were $48.3 million for the year ended December 31, 2023, compared to other expenses of $39.0 million for the year ended December 31, 2022. The $9.3 million increase was primarily due to:

●	a $7.5 million increase in interest expense from higher interest rates across our debt facilities and increased borrowings; and
●	the write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements during 2023. 2022 primarily included a $9.0 million write off of deferred financing costs and $1.9 million of fees and other expenses related to the repayment of our prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, and a $1.4 million loss on foreign currency translation, which was mostly offset by recognition of $11.6 million in other income related to expenses covered under the grant for the Coronavirus Economic Relief for Transportation Services Act grant.

Comparison of Years Ended December 31, 2022 and 2021 - Consolidated

For a comparison of our results from operations for the years ended December 31, 2022 and 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023.

Results of Operations – Segments

Selected results for our segments for the years ended December 31, 2023, 2022 and 2021 are below. Percentages that are not meaningful to the change are noted as NM in the table. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2023	2022	Change	%	2021	Change	%
Tour revenues:
Lindblad	$397,410	$278,449	$118,961	43%	$82,842	$195,607	236%
Land Experiences	172,133	143,051	29,082	20%	$64,265	78,786	123%
Total tour revenues	$569,543	$421,500	$148,043	35%	$147,107	$274,393	187%
Operating income (loss):
Lindblad	$(8,692)	$(77,871)	$69,179	NM	$(111,477)	$33,606	30%
Land Experiences	19,291	14,825	4,466	30%	$646	14,179	NM
Total operating income (loss)	$10,599	$(63,046)	$73,645	NM	$(110,831)	$47,785	43%
Adjusted EBITDA:
Lindblad	$48,456	$(29,154)	$77,610	NM	$(67,242)	$38,088	57%
Land Experiences	22,750	17,628	5,122	29%	$3,199	14,429	NM
Total adjusted EBITDA	$71,206	$(11,526)	$82,732	NM	$(64,043)	$52,517	82%

Results of Operations – Lindblad Segment

Comparison of Years Ended December 31, 2023 and 2022

Tour Revenues

Tour revenues for the year ended December 31, 2023 increased $118.9 million, to $397.4 million compared to $278.4 million for the year ended December 31, 2022. The 43% increase in 2023 was primarily driven by higher guest ticket revenues from a 33% increase in available guest nights due to greater fleet utilization and a 12% increase in net yield per available guest night to $1,097 reflecting higher pricing and a two-percentage point increase in occupancy compared with 2022.

Operating Loss

Operating loss improved $68.7 million to a loss of $8.7 million for the year ended December 31, 2023 compared to a loss of $77.9 million for the year ended December 31, 2022. The decrease in operating loss was primarily due to the increase in tour revenues, partially offset by higher cost of tours and personnel costs due to the ramp in operations, increased commissions related to the revenue and bookings growth, higher sales and increased marketing spend to support future bookings and stock-based compensation expense.

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

	For the years ended December 31,
	2023	2022	2021
Available Guest Nights	316,091	236,784	75,389
Guest Nights Sold	243,269	177,521	60,997
Occupancy	77%	75%	81%
Maximum Guests	37,339	29,095	10,596
Number of Guests	29,719	22,347	8,436
Voyages	454	393	143

Calculation of Gross and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2023	2022	2021
Guest ticket revenues	$345,871	$240,592	$76,158
Other tour revenue	51,539	37,857	6,684
Tour Revenues	397,410	278,449	82,842
Less: Commissions	(25,787)	(19,149)	(6,474)
Less: Other tour expenses	(24,952)	(27,780)	(10,076)
Net Yield	$346,671	$231,520	$66,292
Available Guest Nights	316,091	236,784	75,389
Gross Yield per Available Guest Night	$1,257	$1,176	$1,099
Net Yield per Available Guest Night	1,097	978	879

The following table reconciles operating loss to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2023	2022	2021
Operating loss	$(8,692)	$(77,871)	$(111,477)
Cost of tours	222,413	201,255	85,588
General and administrative	83,004	67,564	49,028
Selling and marketing	57,334	46,226	22,187
Depreciation and amortization	43,351	41,275	37,516
Less: Commissions	(25,787)	(19,149)	(6,474)
Less: Other tour expenses	(24,952)	(27,780)	(10,076)
Net Yield	$346,671	$231,520	$66,292

Calculation of Gross and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2023	2022	2021
Cost of tours	$222,413	$201,255	$85,588
Plus: Selling and marketing	57,334	46,226	22,187
Plus: General and administrative	83,004	67,564	49,028
Gross Cruise Cost	362,751	315,045	156,803
Less: Commissions	(25,787)	(19,149)	(6,474)
Less: Other tour expenses	(24,952)	(27,780)	(10,076)
Net Cruise Cost	312,012	268,116	140,253
Less: Fuel Expense	(27,913)	(31,135)	(8,027)
Net Cruise Cost Excluding Fuel	284,099	236,981	132,226
Non-GAAP Adjustments:
Stock-based compensation	(13,787)	(6,992)	(5,429)
Other	(10)	(450)	(1,700)
Adjusted Net Cruise Cost Excluding Fuel	$270,302	$229,539	$125,097
Adjusted Net Cruise Cost	$298,215	$260,674	$133,124
Available Guest Nights	316,091	236,784	75,389
Gross Cruise Cost per Available Guest Night	$1,148	$1,331	$2,080
Net Cruise Cost per Available Guest Night	987	1,132	1,860
Net Cruise Cost Excluding Fuel per Available Guest Night	899	1,001	1,754
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	855	969	1,659
Adjusted Net Cruise Cost per Available Guest Night	943	1,101	1,766

Results of Operations – Land Experiences Segment

Comparison of Years Ended December 31, 2023 to December 31, 2022

Tour Revenues

Tour revenues for the year ended December 31, 2023 increased $29.1 million, or 20%, to $172.1 million compared to $143.1 million in 2022, primarily as a result of operating additional trips, and higher pricing.

Operating Income

Operating income increased $4.5 million, or 30%, to $19.3 million for the year ended December 31, 2023 compared to $14.8 million in 2022. The increase was primarily due to the higher tour revenue, partially offset by increased cost of tours and personnel costs related to operating additional departures, higher credit card commissions related to revenue growth and increased marketing spend to drive future bookings.

Reconciliation of Net Loss to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2023	2022	2021
Net loss	$(40,876)	$(108,160)	$(119,168)
Interest expense, net	45,014	37,495	24,578
Income tax expense (benefit)	3,146	6,076	(2,019)
Depreciation and amortization	46,711	44,042	39,525
(Gain) loss on foreign currency	(751)	1,236	1,265
Other expense (income)	4,066	307	(15,487)
Stock-based compensation	13,886	6,992	5,563
Other	10	486	1,700
Adjusted EBITDA	$71,206	$(11,526)	$(64,043)

The following tables outline the reconciliation for each segment from operating income (loss) to Adjusted EBITDA:

Reconciliation of Operating (Loss) Income to Adjusted EBITDA

Lindblad Segment	For the years ended December 31,
(In thousands)	2023	2022	2021
Operating loss	$(8,692)	$(77,871)	$(111,477)
Depreciation and amortization	43,351	41,275	37,516
Stock-based compensation	13,787	6,992	5,429
Other	10	450	1,290
Adjusted EBITDA	$48,456	$(29,154)	$(67,242)

Land Experiences Segment	For the years ended December 31,
(In thousands)	2023	2022	2021
Operating income	$19,291	$14,825	$646
Depreciation and amortization	3,360	2,767	2,009
Stock-based compensation	99	-	134
Other	-	36	410
Adjusted EBITDA	$22,750	$17,628	$3,199

Liquidity and Capital Resources

As of December 31, 2023, we had $187.3 million in cash and cash equivalents, including $30.5 million in restricted cash, which is primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of December 31, 2023, we had $635.1 million in long-term debt obligations, including the current portion of long-term debt.

We continually assess our available liquidity and our expected cash requirements. We believe we have access to financing sources to fund our operations and our long-term capital needs, including debt service and necessary capital expenditures. We expect to meet these needs by using a combination of the following: cash on hand, expected cash flow from operations, borrowings from our revolving credit facility, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new debt.

Sources and Uses of Cash

Net cash provided by operating activities was $25.4 million in 2023 compared to $2.2 million used in operations in 2022. The $27.6 million increase was primarily due to increased operating results and higher guest deposits for future travel.

Net cash used in investing activities was $14.8 million in 2023 compared to $49.6 million in 2022. 2023 included capital expenditures on our vessels and our digital transformation initiatives, partially offset by a sale of marketable securities. 2022 primarily included routine vessel maintenance across the fleet, renovations to the newly acquired National Geographic Islander II ahead of its 2022 launch, investment in digital initiatives and an investment in marketable securities, partially offset by the $3.6 million principal loan repayment by Ulstein Verft.

Net cash provided by financing activities was $60.7 million in 2023 compared to $4.9 million used in financing activities in 2022. 2023 primarily included the issuance of $275.0 million of 9.00% senior secured notes which were used mainly to repay our prior Export Credit Agreements. 2022 primarily included the issuance of $360 million in 6.75% senior secured notes which were used to repay the prior credit agreement, including the term facility, the Main Street Loan and the revolving facility and principal payments on the senior secured credit agreements prior to repayment.

Contractual Obligations

	Payments due by period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating Activities:
Operating lease obligations	$4,005	$1,923	$1,689	$393	$-
Charter commitments	28,414	15,767	12,647	-	-
Financing Activities:
Long-term debt obligations	635,077	47	30	635,000	-
Interest on long-term debt obligations	185,269	49,051	98,100	38,118	-
Total	$852,765	$66,788	$112,466	$673,511	$-

Funding Sources and Needs

Debt Facilities

6.75% Senior Secured Notes due 2027

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes (the “6.75% Notes”). We used the proceeds from the 6.75% Notes to prepay in full all outstanding borrowings under our former term loan, including the Main Street Expanded Loan Facility, and former revolving credit facility, and paid all related premiums, terminating in full our credit agreement and the commitments thereunder. Interest on the 6.75% Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 6.75% Notes mature February 15, 2027, subject to earlier repurchase or redemption.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit facility, which includes an aggregate principal amount of $45.0 million maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million (the “Revolving Credit Agreement”). Borrowings under the facility will bear interest at a rate per annum equal to, at our option, an adjusted Secured Overnight Financing Rate plus a spread or a base rate plus a spread. As of December 31, 2023, no amounts were outstanding under the Revolving Credit Agreement.

9.00% Senior Secured Notes due 2028

On May 2, 2023, we issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. We used the net proceeds of the 9.00% Notes to prepay in full all outstanding borrowings under our prior senior secured credit agreements, to pay any related premiums and to terminate in full the prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes bear interest at a rate of 9.00% per year, and interest is payable semiannually in arrears on May 15 and November 15 of each year. The 9.00% Notes will mature on May 15, 2028, subject to earlier repurchase or redemption.

Covenants

The 6.75% Notes, 9.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, 9.00% Notes and Revolving Credit Facility. As of December 31, 2023, we were in compliance with the covenants currently in effect.

Other

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears interest at a rate of 0.53%.

Equity

Preferred Stock

On August 31, 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to our common stock. As of December 31, 2023, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option and we have continued to pay dividends in-kind through December 31, 2023. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At any time, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the years ended December 31, 2022 and 2021, 18,000 and 5,000 shares, respectively, of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 and 566,364 shares of our common stock, respectively. As of December 31, 2023, the outstanding Preferred Stock and related accumulated dividends could be converted, at the option of the holder, into approximately 8.0 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the issuance of debt or equity financings to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. We traditionally run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of December 31, 2023 and 2022, we had working capital deficit of $74.7 million and $157.8 million, respectively.

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Repurchase Plan was suspended through February 4, 2023, due to restrictions related to the now-terminated Main Street Expanded Loan Facility program that remained in place for one-year upon repayment. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2023. No shares were repurchased under the Repurchase Plan during 2023.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and/or assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Ship Accounting

Ships, including ship improvements, are our most significant assets. We make accounting estimates with respect to our ship accounting related to estimating the useful life of each of our ships as well as their residual values. If conditions relating to industry norms or where we will use a ship change, we may need to change our assumptions of ship useful lives and residual values, which could impact future depreciation expense and loss on retirement of ship and/or components. We believe we have made reasonable estimates for ship accounting purposes.

Future Travel Certificates

We have issued and currently have outstanding future travel certificates, some of which expire and some of which do not. In determining the value of these certificates as of each period end, as well as the amount that impacts revenues, we estimate the amount of breakage that will occur in the future. This estimate is primarily based on historical customer behavior and, if applicable, the time remaining until the certificates expire. Based on customer behaviors, our estimate may change. We believe we have made reasonable estimates related to future travel certificates.

Stock-Based Compensation

We account for stock-based compensation issued to employees, non-employee directors or other service providers in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation, that requires awards to be recorded at their fair value on the date of grant, which is based on assumptions of performance, volatility and expected term or grant instrument. Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

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

Future Application of Accounting Standards

Refer to Note 2—Summary of Significant Accounting Policies-Recent Accounting Pronouncements included in our consolidated financial statements elsewhere in this Form 10-K for further information on Recent Accounting Pronouncements.

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

In addition, we have ship maintenance and construction contracts which are denominated in currencies other than the U.S. dollar. While we have previously entered into, and may, in the future, enter into, forward contracts to manage a portion of the currency risk associated with these contracts, we are, or may be, exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated.

We use currency exchange contracts to manage our exposure to changes in currency exchange rates associated with certain of our non-U.S. dollar denominated receivables and payables. We primarily hedge a portion of our current-year currency exposure to the Canadian and New Zealand dollars, the Indian rupee, the euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

We generally have not hedged our fuel purchases as there is also no particular market or index to hedge against given the geographic diversity in where we purchase our fuel. During 2022, fuel costs increased across our fleet as worldwide crude oil and fuel prices significantly increased with the Russian invasion of Ukraine. Fuel costs represented 4.9%, 7.4% and 4.5% of our tour revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of December 31, 2023, no amounts were outstanding under the revolving credit facility. For additional information regarding our long-term borrowings see Note 6―Long-Term Debt to our Consolidated Financial Statements included herein.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required under Item 8 are included beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2023, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Lindblad Expeditions Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Hartford, Connecticut
March 6, 2024

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased under the Plan
Alex P. Schultz (Director)	Adoption	December 19, 2023	April 18, 2025	218,676

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board Directors

Mark D. Ein, age 59, has served as our Chair of the Board and a Director since March 2013, and previously served as our Chief Executive Officer, Treasurer and Secretary prior to the business combination with Lindblad Expeditions, Inc. in July 2015.

Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 30-year career. During this time, Mr. Ein has been involved in the founding or early stages of six companies that have been worth over one billion dollars and has led over $3 billion of private equity, venture capital and public company investments.

Mr. Ein is the Founder, Chairman and CEO of investment firms Capitol Investment Corp, Leland Investment Corp and Venturehouse Group that both create, invest in and build growth businesses in a range of industries. Among the current majority-owned companies in the portfolios are Kastle Systems, the country's leading provider of proptech and security systems for commercial real estate, where he serves as Executive Chairman. Mr. Ein is currently also a member of the board of Soho House & Company. (NYSE:SHCO) and Custom Truck One Source, Inc. (NYSE:CTOS). Previously, Mr. Ein served as vice-chairman on the board of Cision, from July 2017 to February 2020, and on the board of Doma Holdings, Inc. from May 2021 to January 2023.

In February, 2023, Mr. Ein was nominated by President Biden to be Chairman of his President’s Export Council.

In July 2023, Mr. Ein was one of the founding partners that helped lead the acquisition of the Washington Commanders NFL franchise.

Mr. Ein is also the Founder and Owner of MDE Sports, which owns the Mubadala Citi DC Open tennis tournament in Washington, D.C. (the world’s first and only combined ATP/WTA 500 tennis tournament), the Washington Justice esports franchise in the Overwatch League, and the Washington City Paper, the renowned local media company serving the Washington, D.C. metropolitan area since 1981.

A native of the Washington area, he actively supports many community, charitable and cultural organizations and currently serves on the boards of the DC Public Education Fund (as Chairman since 2010, the Fund has raised $200 million of philanthropic support for D.C. Public Schools), DC College Access Program (DC-CAP), and DC Policy Center (Co-Founder). He currently serves as a Presidential Appointee to the Board of the United States Tennis Association (USTA), having previously served on the board from 2012-2018 (serving as a Vice President of the Board from 2016-2018). Mr. Ein has been a member of the World Economic Forum since 2016, and the Gridiron Club, the oldest and one of the most prestigious journalistic organizations in Washington, DC.

He has won numerous awards, including the Washington Business Hall of Fame, Washington, D.C. Business Leader of the Year from the Chamber of Commerce in 2011 and 2019, the Jefferson Award (the nation’s highest honor for public service), Washington Business Journal Top Corporation for Philanthropy (Small Companies), Washington Business Journal Power 100, Entrepreneur of the Year Awards from Ernst and Young and the National Foundation for Teaching Entrepreneurship (NFTE). In September 2009, Washington, D.C. Mayor Adrian Fenty presented Mr. Ein with the Key to the City, highlighting his Washington Kastles success on the court and, “for their commitment to the District’s communities and our youth.”

Prior to starting his firm, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman Sachs. He received a B.S. in Economics with a concentration in finance from the Wharton School of the University of Pennsylvania and his M.B.A. from the Harvard Business School.

We consider Mr. Ein well-qualified to serve as a member of the Board due to his public company experience, business leadership and operational experience.

Sven-Olof Lindblad, age 73, founded Lindblad and had been its President and Chief Executive Officer since its inception through May 2021, before returning to the role in July 2023. Mr. Lindblad has served as our Director since July 2015 and was Co-Chair of the Board from March 2021 through July 2023. Mr. Lindblad’s travel background and familiarity with adventure travel and wildlife dates back to his childhood and traveling with his father, Lars-Eric Lindblad. Mr. Lindblad founded Lindblad in order to offer innovative and educational travel expeditions to the world’s most remarkable places, capturing the true spirit of adventure. His commitment to environmentally responsible travel and ocean advocacy drives the company’s innovation and leadership in the expedition travel category. He is an honorary member of the General Assembly of the Charles Darwin Foundation for the Galapagos

Islands; serves on the Board of The Safina Center, and on the Board of Trustees of RARE; is a founding member of the non-profit, Ocean Elders, and serves on the Board of Advisors for Pristine Seas, and previously served on the National Geographic Society’s International Council of Advisors.

We consider Mr. Lindblad well-qualified to serve as a member of the Board due to his extensive expedition travel and experience, his business leadership, public company and operational experience.

Bernard W. Aronson, age 77, has served as a Director since July 2015. Mr. Aronson is currently Founding Partner of ACON Investments, L.L.C., a middle market private equity group. He served as the U.S. Special Envoy to the Colombian Peace Process, appointed by former President Obama in February 2015. His distinguished career has included positions in the private and government sectors, including international advisor to Goldman Sachs & Co. from 1993 to 1996; Assistant Secretary of State for Inter-American Affairs from 1989 to 1993 where he was presented with the State Department’s highest honor, the Distinguished Service Award, for his role in ending the conflicts in Central America, and again for ending the conflict in Colombia; and several White House positions under the Carter Administration. Mr. Aronson previously served as a director of Royal Caribbean Cruises Ltd. from 1993 until 2015, and also has served as a director of Kate Spade & Co., Hyatt Hotels Corporation and Northern Tier Energy LP, in addition to several private companies. He serves on several non-profit boards, including The Amazon Conservation Team and the National Democratic Institute for International Affairs, and is a member of the Council on Foreign Relations. He graduated with Honors from the University of Chicago.

We consider Mr. Aronson well-qualified to serve as a member of the Board due to his prior experience as a member of the Board of Directors of Royal Caribbean Cruises Ltd. and his extensive business experience.

Elliott Bisnow, age 38, has served as a Director since December 2017. Mr. Bisnow, is a prominent American entrepreneur who has founded multiple businesses in a career that has spanned 20 years. Mr. Bisnow is best known as the founder of the events company Summit Series and as an early investor in house hold names like Uber, Coinbase, and Warby Parker.

From 2013 to 2023, Mr. Bisnow was a co-owner of Powder Mountain, America's largest ski resort, until its sale. In 2006, Mr. Bisnow co-founded Bisnow Media with his father, Mark Bisnow. Over the next decade, the company transformed into the largest commercial real estate media and events business in North America and sold the company in 2016. Mr. Bisnow's insights and experiences are also shared in his book, “Make No Small Plans,” offering valuable lessons and strategies for aspiring entrepreneurs.

We consider Mr. Bisnow well-qualified to serve as a member of the Board due to his background in experience-based businesses and his business leadership.

Alexander P. Schultz, age 41, has served as a Director since February 2022. Mr. Schultz currently serves as Chief Marketing Officer and VP of Analytics for Meta, formerly Facebook, where he leads consumer marketing and product analytics globally. Throughout his career with Meta, he has pioneered the integration of product and direct response marketing and has been responsible for some of the largest, most effective online direct response campaigns, which have resulted in tremendous application user growth. Mr. Schultz has been with Meta since 2007 and has led the internationalization team since 2011 and the analytics team since 2015. Prior to joining Meta, Mr. Schultz was a Marketing Manager at eBay, during which time he led global targeting for eBay’s onsite merchandising, among other responsibilities. Mr. Schultz received a M.S. in Natural Sciences from Magdalene College, Cambridge where he specialized in experimental and theoretical Physics.

We consider Mr. Schultz well-qualified to serve as a member of the Board due to his extensive product marketing experience and his business leadership.

Thomas S. (Tad) Smith, Jr., age 58, has served as a Director since March 2020. Mr. Smith is currently the Managing Member of Durable Money LLC, a private investment and advisory firm, which he has co-owned and operated since March 2020. Since June 2023, he has also been a general partner of 1RoundTable Partners, a global growth equity firm that invests in and nourishes companies deploying blockchain technologies in innovative ways to create value, as well as a partner in 10T Holdings, and other predecessor funds. Since September 2023, he has also served as Chairman of the Board of The Fine Art Group, the leading art advisory and art financing firm based in London.

Prior to these roles, Mr. Smith served as the CEO of a privately owned home care company called The Key. The company, which he served from November 2020 until July 2023, provides a suite of private pay services to the elderly that make it possible for them to live safely and independently in their own homes throughout the United States, Canada and Australia.

Prior to this, Mr. Smith served as a member of the board of Capitol Investment Corp V from October 2020, but stepped down in July 2021 after the successful merger with real estate tech company, DOMA. Prior to that, Mr. Smith was the President and CEO of the NYSE-listed global auction house Sotheby’s, serving from March 2015 through October 2019, when he successfully digitized, expanded, modernized, and then sold the company in a multibillion dollar transaction.

From February 2014 to March 2015, Mr. Smith was President and CEO of The Madison Square Garden Company, a publicly-traded, diversified cable media, live entertainment, and sports company that included the New York Knicks and the New York Rangers. From 2009 to 2014, Mr. Smith served as President, Local Media (later adding responsibility for Cablevision Media Sales), of the New York metro area cable operator Cablevision, which was controlled by the same shareholder as The Madison Square Garden Company.

From 2000 to 2009, he worked for the worldwide media company now known as RELX, where he last served as chief executive officer of the US business-to-business division, Reed Business Information. In that capacity, he oversaw and digitized more than 100 magazines and data businesses including Variety, Interior Design, Publishers Weekly, Broadcasting & Cable, and the like.

Since 1999, he has served as an adjunct professor at the Stern School of Business at New York University, where he teaches a highly rated finance and strategy class to MBAs. He is a board member of the private adtech company Simulmedia, based in New York, and a board observer for Dallas-based e-commerce company, Verishop. Mr. Smith is a board member of Futureverse and Doodles and Qredo and Blockworks as well as a board observer of Candy Digital: all companies in which his 1RoundTable Partners or 10T Holdings has an interest. Finally, he is a board member of Julien’s Auction House in Los Angeles.

Mr. Smith serves on the board of governors of the Alzheimer’s Drug Discovery Foundation, the Palm Beach Civic Association, and the Preservation Foundation of Palm Beach. He serves on the advisory board of the Hospital for Special Surgery and the Chairman’s Council of the Norton Museum of Art. He is member of the Council on Foreign Relations and also the YPO Palm Beach Gold Chapter as well as La Confrerie des Chevaliers du Tastevin of Palm Beach.

He received a Master of Business Administration from Harvard Business School, where he was a George F. Baker Scholar and a Horace W. Goldsmith Fellow. He received a Bachelor of Arts from Princeton University’s School of Public and International Affairs, where he received the R.W. Van de Velde Award.

We consider Mr. Smith well-qualified to serve as a member of the Board due to his public company experience and business leadership.

L. Dyson Dryden, age 48, has served as a Director since March 2013, and previously served as our Chief Financial Officer prior to our business combination with Lindblad Expeditions, Inc. in July 2015.

Mr. Dryden has served as a Managing Partner of Black Diamond Financial, LLC since February 2013. He is also founder of Dryden Capital Management, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. Mr. Dryden is Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States. In 2018, he co-founded Washington E-Sports Ventures and currently serves on its Board.

Mr. Dryden has served as President, Chief Financial Officer and a director of Capitol Investment Corp. V from May 2017 until the completion of its $3 billion business combination with Doma in July 2021. Mr. Dryden served as President, Chief Financial Officer and a director of Capitol Investment Corp. IV from July 2017 until the completion of its $1.1 billion business combination with Nesco in July 2019 and served as Co-Chairman of Nesco Holdings, Inc. until the April 2021 closing of the $1.5 billion acquisition of Custom One Truck Source. From July 2015 until it completed its $2.4 billion business combination with Cision in June 2017, Mr. Dryden was the President, Chief Financial Officer, Treasurer, Secretary and a Director of Capitol III. Mr. Dryden continued to serve as a director of Cision Ltd. until January 2020.

From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a global investment bank. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation.

Mr. Dryden serves on the Board of Trustees for The Johns Hopkins Hospital and Calvert School. He holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

We consider Mr. Dryden well-qualified to serve as a member of the Board due to his finance and capital markets knowledge and experience.

John M. Fahey, age 72, has served as a Director since July 2015. Mr. Fahey served as Chairman of the National Geographic Society from January 2011 to February 2016, where he was also Chief Executive Officer from March 1998 to December 2013 and President from March 1998 to December 2010. During his tenure as President and Chief Executive Officer, Mr. Fahey led the Society’s entry into cable television with the National Geographic Channels; the international growth of National Geographic magazine; and the extension of National Geographic content into digital media. Mr. Fahey joined National Geographic in April 1996, as the first President and Chief Executive Officer of National Geographic Ventures. Prior to that, he was Chairman, President and Chief Executive Officer of Time Life Inc., a wholly-owned subsidiary of Time Warner Inc., for seven years. He worked previously for Home Box Office, Inc. where he was instrumental in the startup of Cinemax.

Mr. Fahey is Vice-Chair of the Smithsonian Institution’s Board of Regents. He also serves on the board of Johnson Outdoors Inc., where he is the Vice Chair and Lead Independent Director, Chair of the nominating and corporate governance committee and a member of the compensation committee. Mr. Fahey was previously Non-Executive Chairman of Time Inc. Mr. Fahey received his bachelor’s degree in engineering from Manhattan College and his master’s degree in business administration from the University of Michigan. In 2008, he received the David D. Alger Alumni Achievement Award from the University of Michigan’s Ross School of Business.

We consider Mr. Fahey well-qualified to serve as a member of the Board due to his relationship with the National Geographic Society and his business leadership.

Catherine B. Reynolds, age 66, has served as a Director since May 2016. Mrs. Reynolds is a founder of EduCap Inc., which has provided more than $5.0 billion in education loans to hundreds of thousands of qualified students and families, and has been its Chair of the Board, Chief Executive Officer, and President since 1989. She is a successful business leader and social entrepreneur who currently devotes her time and abilities primarily to philanthropic pursuits through the Catherine B. Reynolds Foundation. In 2004, Mrs. Reynolds was selected by BusinessWeek magazine as one of the 50 most philanthropic living Americans and the first self-made woman to make their list. She is also the recipient of the Woodrow Wilson Award for Corporate Citizenship, bestowed annually on America’s most outstanding business leaders by the Woodrow Wilson International Center for Scholars. She is currently a director of General Dynamics Corporation, where she also serves on the audit committee, sustainability committee and is the Chair of the finance and benefit plan committee. She was Chair of the board of directors of Lyndra Therapeutics from 2017 to 2023. Mrs. Reynolds is co-founder and CEO of VitaKey Inc., a precision delivery technology that will unlock the science of nutrition. She is also a current or former trustee of a number of organizations including New York University, Vanderbilt University, Harvard Kennedy School’s Center for Public Leadership, the John F. Kennedy Center for the Performing Arts, and the American Academy of Achievement. Mrs. Reynolds started her career at the accounting firm of Arthur Young as a certified public accountant and is a graduate of Vanderbilt University.

We consider Ms. Reynolds well-qualified to serve as a member of the Board due to her business leadership and financial background.

Corporate Governance

Board Composition

Directors hold office for a term ending on the date of the third annual stockholders’ meeting following the annual meeting at which such director’s class was most recently elected until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified. There are no family relationships among our directors. Our bylaws provide that the number of members of our Board of Directors may be changed from time to time by resolutions adopted by the Board of Directors provided that there shall not be less than one director nor more than ten directors. Our Board of Directors currently consists of nine members.

Board Leadership Structure

Our Board of Directors does not have a policy on whether the roles of Chief Executive Officer and Chairperson should be separate. Our Board reserves the right to assign the responsibilities of the Chief Executive Officer and Chairperson position(s) as determined by our Board to be in our best interest. In the circumstance where the responsibilities of the Chief Executive Officer and Chairperson are vested in the same individual or in other circumstances when deemed appropriate, the Board will designate a lead independent director from among the independent directors to preside at the meetings of the non-employee director executive sessions.

Currently, Mark D. Ein serves as our Chairperson of the Board. Our Board retains the authority to modify this structure to best address our unique circumstances as and when appropriate.

Board Role in Risk Oversight

Our full Board is responsible for the oversight of our operational risk management process. Our Board has assigned responsibility for addressing certain risks, and the steps management has taken to monitor, control and report such risk, to our audit committee with appropriate reporting to the full Board. Our Board relies on our Compensation Committee to address significant risk exposures facing us with respect to compensation. Our Compensation Committee will periodically conduct a review of our compensation policies and practices to assess whether any risks arising from such policies and practices are reasonably likely to materially adversely affect us.

Board Role in Social and Environmental Risk Oversight

Our full Board is responsible for the oversight of our social and environmental risk management process. Our Board has assigned responsibility for addressing certain risks, and the steps management has taken to monitor, control and report such risk, to our management team with appropriate reporting to the full Board. Our Board relies on our management team to address significant risk exposures facing us with respect to climate changes on our business and our business on the environment. Our management team will periodically conduct a review of our operating, and well as our diversity and hiring, policies and practices, to assess whether any risks arising from such policies and practices are reasonably likely to materially adversely affect us.

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

Stockholder Communications

Stockholders may send communications to our directors as a group or individually, by writing to those individuals or the group: c/o the Secretary, 96 Morton Street, 9th Floor, New York, NY 10014. The Secretary will review all correspondence received and will forward all correspondence that is relevant to the duties and responsibilities of the Board or our business to the intended director(s). Examples of inappropriate communication include business solicitations, advertising and communication that is frivolous in nature, relates to routine business matters or raises grievances that are personal to the person submitting the communication. Upon request, any director may review communication that is not forwarded to the directors pursuant to this policy.

Committees of the Board of Directors

Our Board of Directors currently has three standing committees: (i) a Nominating Committee, (ii) an Audit Committee and (iii) a Compensation Committee. Each of these Board committees described further below. Members of these committees are elected annually, generally at a Board meeting. The charters of our committees are available on the investor relations page of our website at www.expeditions.com.

Non-Employee Board Committee Members

Name	Audit Committee	Compensation Committee	Nominating Committee
Mr. Aronson	-	-	M
Mr. Bisnow	-	M	-
Mr. Dryden	C	M	-
Mr. Ein	M	M	C
Mr. Fahey	-	C	M
Ms. Reynolds	M	M	-
Mr. Schultz	-	-	M
Mr. Smith	-	-	M
__________
C-Chair
M- Member

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers, and others. Currently, the guidelines for selecting nominees, which are specified in the Nominating Committee charter, generally provide that persons to be nominated:

●

should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

Nominations of persons for election to the Board at the annual meeting may also be made by any stockholder entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in our bylaws. Such nominations by any stockholder shall be made pursuant to timely notice in writing to our Secretary at 96 Morton Street, 9th Floor, New York, NY 10014. To be timely, a stockholder’s notice shall be received by the Secretary at our principal executive offices not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the annual meeting; provided, however, that in the event that less than seventy (70) days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Such stockholders’ notice to the Secretary must also include the information about the stockholder and the nominee as well as the other information required pursuant to our bylaws.

Audit Committee

Each of the members of the Audit Committee is independent under the applicable Nasdaq listing standards for Audit Committee members. The Board of Directors has determined that each of Messrs. Dryden, Ein and Ms. Reynolds satisfies Nasdaq’s definition of financial sophistication, and that each of Messrs. Dryden, Ein and Ms. Reynolds qualify as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

The purpose of the Audit Committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls. The Audit Committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of our independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;

●

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Compensation Committee

The purpose of the Compensation Committee is to review and approve compensation paid to our officers and directors and to administer our incentive compensation plans. The Compensation Committee’s duties, which are specified in the Compensation Committee charter, include, but are not limited to:

●	establishing compensation plans and compensation policy;
●	approving compensation arrangements for senior management, including annual incentive and long-term compensation;
●	reviewing leadership development and succession planning; and
●	making grants under our equity incentive plans.

The processes for consideration of executive compensation are discussed further under “Executive Compensation — Compensation Discussion and Analysis.”

EXECUTIVE OFFICERS

Certain information regarding our executive officers is provided below as of January 31, 2024:

Name	Age	Position
Sven-Olaf Lindblad	73	Chief Executive Officer and Director
Craig I. Felenstein	51	Chief Financial Officer
Noah Brodsky	43	Chief Commercial Officer
Dean (Trey) Byus III	55	Chief Expedition Officer
Benjamin L. Bressler	61	President, Natural Habitat, Inc.

For information with respect to Mr. Lindblad, please see the information about the members of our Board of Directors on the preceding pages. There are no family relationships among our directors or executive officers.

Craig I. Felenstein joined us as Chief Financial Officer in September 2016. Mr. Felenstein brings a long history of leadership positions in a wide range of public companies, most recently serving as the Senior Vice President of Investor Relations and Strategic Finance at Shutterstock, Inc. from March 2015 until September 2016, where he oversaw all interaction with the investment community while leading the financial planning and analysis and corporate development functions. Prior to Shutterstock, Inc., Mr. Felenstein was at Discovery Communications, LLC (“Discovery”), from May 2008 to March 2015, serving in various management roles, including Executive Vice President of Investor Relations, where he was responsible for building and directing the investor relations function. At the same time, he was part of the executive team for several of Discovery’s businesses, including serving as the Chief Financial Officer of Digital, Chief Financial Officer of US Network Revenue and Chief Financial Officer of Animal Planet, overseeing all financial activity and helping to drive the strategy for each operating unit. Prior to Discovery, he held senior positions at News Corporation, Viacom Inc., and Arthur Andersen LLC. Mr. Felenstein holds a B.S. in Accounting from Binghamton University.

Noah Brodsky joined us as Chief Commercial Officer in May of 2022. Mr. Brodsky has built a more than 20-year career focused on inspirational travel experiences and premium guest service through a succession of sales, marketing and operating roles at leading global hospitality companies. He is a demonstrated leader in innovative marketing strategies, revenue growth and digital transformation. Most recently, Mr. Brodsky served as the President of the Travel + Leisure Group from January 2021 and Chief Brand Officer for Travel + Leisure Co. (formerly known as Wyndham Destinations) from June 2018 until April 2022. While at Wyndham, Mr. Brodsky served as EVP, Brand Strategy and Corporate Marketing of Wyndham Vacation Ownership and prior to that served as Senior Vice President, Worldwide Loyalty and Customer Engagement, for Wyndham Hotel Group, beginning in 2014. Previously, Mr. Brodsky served as Chief Experience Officer at WeWork from 2013 to 2014 and held leadership roles before that at Starwood Hotels and Resorts and Four Seasons Resorts. Mr. Brodsky holds a B.S. from Cornell University and an M.B.A. from Harvard Business School.

Dean (Trey) Byus III joined us in 1993 as an Expedition Leader and since 2009 has served as Lindblad’s Chief Expedition Officer overseeing programming for Lindblad’s vessels in addition to serving on the Executive Management Team. Prior to 2009, Mr. Byus served as Lindblad’s Vice President of Operations and Program Development, Director of Field Staff & Expedition Technology and Director of Field Staff. Mr. Byus has worked in regions around the world and has extensive experience in managing Lindblad’s expedition teams, vessel deployments and itineraries, R&D, pricing and marketing, as well as business development, including working with National Geographic. Mr. Byus holds a B.A. from the University of Washington.

Benjamin L. Bressler joined us in May 2016, in connection with our acquisition of Natural Habitat, Inc., as the President of the company. Mr. Bressler founded Natural Habitat in 1985 and has led the company since that time. Mr. Bressler brings over three decades of experience in nature and conservation travel. Mr. Bressler holds a B.A. in Government from Skidmore College.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders holding more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Section 16(a) filers are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the ownership reports filed with Securities and Exchange Commission during 2023, we believe that all Section 16(a) filing requirements were met on a timely basis other than an inadvertent late Form 4 filed by each of Craig Felenstein and Trey Byus on April 28, 2023 reporting the withholding of shares by the company for taxes upon vesting of performance shares and by Mark Ein on October 4, 2023 reporting the acquisition of shares on lieu of director fees.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2023 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2023. The NEOs are identified below in the table titled “Summary Compensation Table for 2023.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation taken before or after 2023 when we believe it enhances the understanding of our executive compensation program. Due to the circumstances related to the COVID-19 pandemic and compensation limits under Section 4004 of the CARES Act in connection with the Company’s prior Main Street Loan, a number of extraordinary measures were taken and discretionary decisions were made by the Compensation Committee on salaries, short-term and long-term incentive compensation of our NEOs during 2021 and 2022. During 2022, we repaid the Main Street Loan in full.

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated management team is essential to our future performance and to building stockholder value. We seek to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

●	to motivate our executive officers to achieve and create stockholder value;
●	to attract and retain executive officers who we believe have the experience, temperament, talents, and convictions to contribute significantly to our future success; and
●	to align the economic interests of our executive officers with the interests of our stockholders.

The Compensation Committee is focused on executive compensation being appropriate in amount and form. The Compensation Committee strives to align the interests of our executive team with the interests of our stockholders by providing incentives based upon the achievement of performance levels in relation to our strategic goals. Our Board of Directors and our Compensation Committee value the opinions of our stockholders and are committed to ongoing engagement with our stockholders on executive compensation practices. The Compensation Committee specifically considers the results from the annual stockholder advisory vote on executive compensation. At the 2023 annual meeting of shareholders, 85% of the votes cast on the stockholder advisory vote on executive compensation were in favor of our executive compensation.

Oversight of Executive Compensation

Our Compensation Committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our executive officers, setting the compensation and other benefits of our executive officers, overseeing our response to the outcome of the advisory votes of stockholders on executive compensation, assessing the relative enterprise risk of our compensation program and administering our incentive compensation plans. Our Board of Directors, our Compensation Committee and our Chief Executive Officer will each play a role in setting the compensation of our NEOs. Our Board of Directors appoints the members of our Compensation Committee and delegates to the Compensation Committee the direct responsibility for overseeing the design and administration of our executive compensation program. The Compensation Committee evaluates the performance of the CEO and determines his compensation based on this evaluation. With respect to our other executive officers, the Compensation Committee considers the CEO’s input as to performance evaluations and recommended compensation arrangements. The compensation of all named executive officers is subject to the final approval of the committee.

Management and the Compensation Committee rely upon outside advisors to determine competitive pay levels, evaluate pay program design, and assess evolving technical constraints. The Compensation Committee retained the firm of Frederic W. Cook & Co. (“FW Cook”) to consult and assist with the structuring and development of a comprehensive executive compensation program based on performance, utilizing the elements discussed below. We considered all factors relevant to FW Cook’s independence from management, including the following factors:

●	The provision of other services that the consultant provides to us;
●	The amount of fees received from us as a percentage of the consultant’s total revenue;
●	The consultant’s policies and procedures designed to prevent conflicts of interest;
●	Business or personal relationships of the consultant with our Compensation Committee members;
●	The amount of our stock owned by the consultant; and
●	Business or personal relationships of the consultant with our executive officers

Mr. Bressler’s employment agreement provides for an annual cash bonus opportunity equal to 10% of Natural Habitat’s net profits (after giving effect to accrual or payment of such bonus), and an annual restricted stock unit award opportunity of $100,000 related to the management of the Land Experiences business segment. Accordingly, Mr. Bressler does not currently participate in the Company’s long-term or short-term incentive compensation plans described below.  During 2023, Mr. Bressler earned a bonus of $1.5 million and $100,000 of restricted stock units in accordance with his employment agreement.

Elements of Executive Compensation

Our executive compensation program for our NEOs consists of the following elements:

●	Base salary;
●	Short-term (annual) cash-based incentive compensation;
●	Long-term incentive compensation in the form of equity; and
●	Retirement and other benefits.

Base Salary

We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. Generally, our Compensation Committee will set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. Base salaries will generally be reviewed annually by our Compensation Committee, subject to terms of employment agreements, and will adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

The 2024 effective base salaries for our NEOs, as well as the percentage increase from the 2023 actual base salaries, if any, are as follows:

Name	Fiscal 2024 Base Salary	Percentage Change From Fiscal 2023 Base Salary
Mr. Lindblad	$386,250	3%
Mr. Felenstein	$489,250	3%
Mr. Brodsky	$463,500	3%
Mr. Byus	$360,500	3%
Mr. Bressler	$200,000	0%

Short-Term (Annual) Cash-Based Incentive Compensation

We utilize annual cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. In 2017, our Compensation Committee adopted an Employee Incentive Plan (EIP) under our 2015 Long-Term Incentive Plan to govern annual cash incentive award opportunities for our executive officers and other key employees. Target award levels under the EIP are based on a percentage of each participant’s base salary and cash incentive awards are earned based on performance against metrics.

2023 Short-Term (Annual) Cash-Based Incentive Compensation

For 2023, the Compensation Committee set the performance metric weightings as follows: Adjusted EBITDA (target $79.2 million; 70%), Net Yield per Available Guest Night (target $1,157; 15%) and Guest Satisfaction (target 90%; 15%). The Compensation Committee set target award levels for each of our NEOs at a target level of 75% (as a percentage of base salary). For 2023, awards could be earned at a level of up to 150% of the target level if maximum performance goals are achieved and the minimum thresholds to earn awards are as follows: Adjusted EBITDA (85% of target), Net Yield per Available Guest Night (90% of target) and Guest Satisfaction (96% of target). Our Compensation Committee has the discretion to adjust the achievement of the financial metrics for unusual and nonrecurring factors and events, such as acquisitions and other unusual events, costs and expenses. As a result of our performance, our NEOs earned 95.1% of the target award level for the short-term incentive compensation, resulting in the following bonus amounts:

Name	2023 Short-Term Annual Cash-Based Incentive Bonus Amount Earned
Mr. Lindblad	$133,737
Mr. Felenstein	$328,928
Mr. Brodsky	$312,404
Mr. Byus	$245,121

Long-Term Incentive Compensation

We utilize equity-based incentive compensation in order to align compensation directly with the creation of value to stockholders by rewarding performance and the achievement of goals important to the Company’s strategic objectives. We believe that such compensation attracts, motivates and helps retain executives. In 2023, our Compensation Committee approved awards of restricted stock units (“RSUs”) and a performance-vesting equity incentive award (“PSUs”) grant, to key employees, including our named executive officers, under our Long-Term Incentive Plans, each as described in more detail below:

2023 Long-Term Incentive Compensation

In March 2023, our Compensation Committee approved awards of RSUs and PSUs to key employees, including our named executive officers, under our LTIP, each as described in more detail below:

RSUs. The RSUs are time vesting equity incentive awards that will vest in annual installments, following the March 31, 2023 grant date, subject to the recipient’s continued employment or service with us or our subsidiaries on the applicable vesting date. Upon vesting, each RSU represents the right to receive one share of our common stock or an equivalent amount of cash. Each RSU is granted in tandem with a dividend equivalent right, which is subject to the same vesting schedule as the underlying RSU to which it relates. In 2023, RSU awards were awarded in the following amounts to our NEOs, with the number of RSUs determined based upon the closing price of our common stock on the March 31, 2023 grant date, which was $9.56: Mr. Berle (former Chief Executive Officer): $287,500 (30,020 RSUs); Mr. Felenstein: $237,500 (24,843 RSUs); Mr. Brodsky: $225,000 (23,535 RSUs); and Mr. Byus: $175,000 (18,305 RSUs). The awards were granted on March 31, 2023 and will vest annually over three years on the anniversary of the grant, subject to continued service with us.

PSUs. The PSUs are performance-vesting equity incentive awards that will be earned based on our annual performance against metrics relating to annual Adjusted EBITDA and annual revenue over a three-year time period. Each PSU is granted in tandem with a dividend equivalent right, which is subject to the same performance vesting terms as the underlying PSU to which it relates. Awards will vest after a three-year performance period. Performance shall be determined based on the Company's level of achievement against the target goals for each fiscal year. The number of PSUs earned shall be equal to the target number of PSUs multiplied by the average of the payout percentages for each fiscal year. For 2023, the Compensation Committee set the performance metric weightings of Annual Adjusted EBITDA (75%) and Annual Revenue (25%) for each applicable fiscal year. In

2023, PSU awards were granted in the following amounts to our NEOs, with the number of shares determined based upon the closing price of our common stock on the March 31, 2023 grant date, which was $9.56: Mr. Berle: $287,500 (30,020 PSUs); Mr. Felenstein: $237,500 (24,843 PSUs); Mr. Brodsky: $225,000 (23,535 PSUs); and Mr. Byus: $175,000 (18,305 PSUs).

Retirement and Other Benefits

We are strongly committed to encouraging all employees to save for retirement. To provide employees with the opportunity to save for retirement on a tax-deferred basis, we sponsor a 401(k)-plan pursuant to which we matched any employee contributions, including our NEOs, up to $2,400 in 2023. We also provide certain other customary benefits to our employees, including our NEOs, which are intended to be part of a competitive compensation program. These benefits, which are offered to all full-time employees, include medical, dental, life and disability insurance as well as paid leave during the year.

In order to increase their knowledge and understanding of our business and the related challenges that the business faces, we encourage our employees, including our NEOs, and their families to experience our expeditions. To that end, employees and their family members are entitled to travel on expeditions at the per person variable land costs associated with the particular expedition. In addition to the land costs, the employee is responsible for airfare, any shipboard purchases and crew gratuities.

Compensation on Termination of Employment

Each of our named executive officers, other than Mr. Lindblad, has an employment agreement that provides for severance in the event they are terminated without cause or they leave for good reason. We believe these agreements are important for retention purposes, as many companies we compete with offer severance compensation, particularly in connection with a change of control. Accordingly, our named executive officers have the right to receive severance compensation if they are terminated without cause or they leave for good reason while the agreement is in effect. If such termination occurs within a specified period after a change of control, enhanced severance compensation, including the vesting of unvested equity awards, is provided. We believe that such compensation gives our named executive officers incentive (1) to stay with the Company despite the possibility of losing employment after a change of control and (2) to focus on obtaining the best possible value for stockholders in a change of control transaction. For additional information on compensation on termination of employment, see “Executive Compensation—Agreements with Executive Officers” and “Executive Compensation—Estimated Additional Compensation Triggered by Termination of Employment.”

Clawback Policy

We have adopted a clawback policy that provides that we shall, except in limited circumstances, recover any erroneously awarded incentive based compensation from our named executive officers. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Summary Compensation Table

The following table summarizes the compensation earned in each of the last three completed fiscal years to our NEOs:

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(2)	All Other(6)	Total

Mr. Lindblad (3)
Chief Executive Officer	2023	$187,500	$133,737	$1,996,000	$-	$35,265	$2,352,502
	2022	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$772,519	$-	$38,608	$811,127

Mr. Felenstein
Chief Financial Officer	2023	$461,167	$328,928	$474,998	$1,198,000	$39,562	$2,502,655
	2022	$412,000	$317,343	$411,986	$-	$42,931	$1,184,259
	2021	$412,000	$296,014	$411,982	$-	$42,840	$1,162,836

Mr. Brodsky (4)
Chief Commercial Officer	2023	$438,000	$312,404	$450,008	$-	$24,221	$1,224,633
	2022	$241,900	$75,000	$437,506	$2,809,777	$13,092	$3,577,275

Mr. Byus III
Chief Expedition Officer	2023	$343,667	$245,121	$349,992	$1,198,000	$39,562	$2,176,342
	2022	$283,250	$218,173	$283,263	$-	$42,931	$827,616
	2021	$283,250	$203,510	$283,235	$-	$42,840	$812,835

Mr. Bressler
President, Natural Habitat, Inc.	2023	$200,000	$1,586,704	$99,998	$-	$47,440	$1,934,142
	2022	$200,000	$1,183,389	$100,000	$-	$50,809	$1,534,198
	2021	$171,354	$211,500	$-	$-	$50,718	$433,572

Mr. Berle (5)
Former Chief Executive Officer	2023	$289,712	$-	$574,996	$574,996	$23,424	$1,463,127
	2022	$575,000	$442,894	$575,000	$-	$42,409	$1,635,303
	2021	$370,432	$302,892	$1,012,973	$5,230,000	$19,966	$6,936,263
(1)

Due to circumstances related to the impact of the COVID-19 pandemic, Mr. Lindblad declined a salary for a significant period of 2021, and similarly, Mr. Bressler reduced his annual salary in 2021. There was a restriction and freeze on executive salary for the period that the Company’s Main Street Loan was outstanding plus one year, the Main Street Loan was repaid in 2022.

(2)

With respect to stock awards, the grant date fair value is measured based on the closing market value on the date of grant. Mr. Lindblad’s 2023, Mr. Brodsky's 2022 and Mr. Berle’s 2021 grants relate to their employment agreements. With respect to options, the calculated grant date fair value of Messrs. Felenstein’s and Byus’ 2023 options were $5.99 per share, Mr. Brodsky's 2022 options were awarded in two grants at $8.18 and $7.27 per option and Mr. Berle’s 2021 options were $5.23 per option. Refer to Note 12 of our consolidated financial statements included herein for assumptions used to value equity awards.

(3)	Mr. Lindblad served as our Chief Executive Officer through May 2021. Thereafter, he served as director and Board Co-Chair before being re-appointed as Chief Executive Officer on July 20, 2023. Amounts in the table exclude any amounts earned for service as a director of the Company during the time he did not serve as an executive officer.
(4)	Mr. Brodsky joined the Company on May 31, 2022. Mr. Brodsky's 2022 bonus includes a $75,000 hiring bonus.
(5)	Mr. Berle left the Company on May 31, 2023.
(6)	The amounts in this column for 2023 consist of the following for each executive:

Name	401(k) Match	Health Insurance Premiums	Life, Accidental Death & Dismemberment and Long-Term Disability Premiums	Other(a)
Mr. Lindblad	$-	$34,532	$733	$-
Mr. Felenstein	$2,400	$34,532	$2,630	$-
Mr. Brodsky	$2,400	$19,713	$2,108	$-
Mr. Byus	$2,400	$34,532	$2,630	$-
Mr. Bressler	$2,400	$34,532	$2,108	$8,400
Mr. Berle	$2,400	$20,144	$880	$-
(a)	Mr. Bressler receives a monthly vehicle allowance.

Pay Ratio

We have estimated the ratio between our Chief Executive Officer’s total compensation and the median annual total compensation of all employees (except the Chief Executive Officer). In searching for the median employee, we considered taxable compensation totals in 2023. We identified the “Median Employee” based on the taxable compensation of all full-time, part-time, and temporary employees employed by us on December 31, 2023, then we calculated the Median Employee’s compensation under the Summary Compensation Table rules. Our Chief Executive Officer had annual total compensation of $2,352,502 and our Median Employee had annual total compensation of $144,973. Therefore, we estimate that our Chief Executive Officer’s annual total compensation for 2023 was approximately 16.2 times that of the median of the annual total compensation of all of our employees.

This compensation ratio was significantly impacted during 2023 due to the one-time initial grants of RSUs provided to Mr. Lindblad upon his appointment as Chief Executive Officer in July 2023. Excluding the one-time hire grants provided to Mr. Lindblad, and including traditional annual grants of RSUs and PSUs in lieu of them, with a grant date value of $375,000, we estimate that the Chief Executive Officer’s annual total compensation for 2023 would have been approximately 5.1 times that of the median of the annual total compensation of all of our employees for 2023.

Grants of Plan Based Awards During 2023

The following table sets forth information about grants of plan-based awards to our NEOs during the year ended December 31, 2023.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date of Equity Incentive Plan Awards	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Options, Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
	Mr. Lindblad	$-	$-	$-
	7/21/2023							200,000	$1,996,000

	Mr. Felenstein	$-	$356,250	$534,375
	03/31/23							24,843	$237,499
	03/31/23							200,000	$1,198,000
	03/31/23				-	23,536	47,072		$225,004

	Mr. Brodsky	$-	$337,500	$506,250
	03/31/23							23,536	$225,004
	03/31/23				-	18,305	36,610		$174,996

	Mr. Byus	$-	$150,000	$225,000
	03/31/23							18,305	$174,996
	03/31/23							200,000	$1,198,000
	03/31/23				-	24,843	49,686		$237,499

	Mr. Bressler	$-	$-	$-
	03/31/23							10,460	$99,998

	Mr. Berle	$-	$281,250	$421,875
	03/31/23							30,073	$287,498
	03/31/23				-	30,073	60,146		$287,498

(1)

The amount shown represents the range of possible cash incentive awards that could have been earned under our 2023 Short-Term (Annual) Cash-Based Incentive Compensation plan. For additional information, see “Compensation Discussion and Analysis.”

(2)

The amounts shown represent the range of PSU stock awards that may be earned under our 2023 Long-Term Incentive Compensation Plan for performance during 2023 through 2025. For additional information, see “Compensation Discussion and Analysis.”

(3)

The amount represents RSUs granted under our 2023 Long-Term Incentive Compensation Plan. For additional information, see “Compensation Discussion and Analysis” and “Outstanding Equity Awards at 2023 Fiscal Year End” table.

(4)

Amount represents the aggregate grant date fair value computed in accordance with FASB ASC 718. With respect to stock awards, the grant date fair value is measured based on the closing market value on the date of grant. With respect to options, the calculated grant date fair value of Messrs. Felenstein’s and Byus’ 2023 options were $5.99 per share. Refer to Note 12 of our consolidated financial statements included herein for assumptions used to value equity awards.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information about outstanding equity awards held on December 31, 2023 by our NEOs.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Mr. Lindblad	-	-	$-	N/A	206,812	$2,330,771	20,437	(3)	$230,325

Mr. Felenstein	-	200,000	$9.56	03/31/33	42,583	$479,907	10,899	(3)	$122,832
	188,000	-	$9.47	09/06/26			13,660	(4)	$153,948
							24,843	(5)	$279,981

Mr. Brodsky	40,115	120,343	$14.36	05/31/32	46,386	$522,773	23,536	(5)	$265,251
	10,000	30,000	$12.64	06/10/32

Mr. Byus	-	200,000	$9.56	03/31/33	27,063	$305,004	7,493	(3)	$84,446
	-	-	$-	N/A			9,392	(4)	$105,848
							18,305	(5)	$206,297

Mr. Bressler	-	-	$-	N/A	10,460	$117,884	-		$-

	238,115	350,343			333,304	$3,756,339	128,565		$1,448,928
(1)

The amounts in this column have been computed based on the closing price of our common stock of $11.27 on December 29, 2023 (the last business day of 2023). The actual value realized by the executive will depend on the market value of our common stock on the date that the awards vest and the actual number of shares that vest.

(2)	The shares vest as follows:

Unvested Stock Awards (number of shares, units or options)
Mr. Lindblad	Mr. Felenstein	Mr. Brodsky	Mr. Byus	Mr. Bressler	Vesting Dates
-	24,843	23,536	18,305	10,460	RSUs vest 33% on each March 31, 2024, 2025 and 2026
200,000	-	-	-	-	RSUs vest 25% on each January 21 and July 21, 2024 and 2025
6,812	9,107	-	6,261	-	RSUs vest 50% on each March 31, 2024 and 2025
-	3,633	-	2,497	-	RSUs vest 100% on each March 31, 2024
-	5,000	-	-	-	RSUs vest 100% on each December 8, 2024
-	-	22,850	-	-	RSUs vest 33% each on May 31, 2024, 2025 and 2026
-	200,000	-	20,000	-	Options vest 25% on each of May 31, 2024, 2025, 2026 and 2027
-	-	120,343	-	-	Options vest 33% on each of May 31, 2024, 2025 and 2026
-	-	30,000	-	-	Options vest 33% on each of June 10, 2024, 2025 and 2026

(3)

Represents MSUs in an amount equal to the maximum possible awards available on December 31, 2023 under our 2021 long-term incentive compensation plan based on performance during 2021 through 2024. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and a determined closing price. Awards will vest after a three-year performance period and may be earned at a level ranging from 0% to 150% of the number of MSUs granted, depending on performance. Performance shall be determined by dividing (i) the average Company stock closing price for 10 consecutive trading days ending on the vesting date by (ii) the Company stock closing price on the day of the grant, provided, however, that in no event shall the performance exceed 150%. The number of MSUs earned shall be determined based upon the closing price of our common stock on our March 31, 2024 stock price and shall vest on that date. In 2021, MSU awards were awarded in the following amounts to our NEOs, with the number of shares determined based upon the closing price of our common stock on the grant date: Mr. Felenstein: $206,000; Mr. Byus: $141,625 and Mr. Lindblad $386,259. The awards were granted on March 31, 2021, with the award amount determined based upon the closing price of our common stock on March 31, 2021, which was $18.90.

(4)

Represents MSUs in an amount equal to the maximum possible awards available on December 31, 2023 under our 2021 long-term incentive compensation plan based on performance during 2022 through 2025. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and a determined closing price. Awards will vest after a three-year performance period and may be earned at a level ranging from 0% to 150% of the number of MSUs granted, depending on performance. Performance shall be determined by dividing (i) the average Company stock closing price for 10 consecutive trading days ending on the vesting date by (ii) the Company stock closing price on the day of the grant, provided, however, that in no event shall the performance exceed 150%. The number of MSUs earned shall be determined based upon the closing price of our common stock on our March 31, 2025 stock price and shall vest on that date. In 2021, MSU awards were awarded in the following amounts to our NEOs, with the number of shares determined based upon the closing price of our common stock on the grant date: Mr. Felenstein: $206,000; and Mr. Byus: $141,631. The awards were granted on March 31, 2022, with the award amount determined based upon the closing price of our common stock on March 31, 2022, which was $15.08.

(5)

Represents PSUs in an amount equal to the maximum possible awards available on December 31, 2023 under our 2021 long-term incentive compensation plan based on performance during 2023 through 2025. For additional information, see “Compensation Discussion and Analysis.”

Option Exercises and Stock Vested in 2023

The following table sets forth information about option exercises and restricted stock vesting for our NEOs in 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Lindblad	-	$-	45,024	$325,432
Mr. Berle	-	$-	18,046	$59,664
Mr. Felenstein	-	$-	33,565	$227,772
Mr. Brodsky	-	$-	7,617	$72,207
Mr. Byus	-	$-	19,640	$187,755
	-	$-	123,891	$872,829
(1)

The amounts in this column represent the aggregate market value of the shares of common stock acquired upon vesting based on the closing price on the applicable vesting date or, if the market was closed on the vesting date, the last trading day that immediately preceded the vesting date.

Agreements with Executive Officers

We have entered into agreements with certain of our executive officers as follows:

Dean (Trey) Byus III. On September 4, 2018, we entered into an amendment to the employment agreement with Mr. Byus, which (i) extended the term of the employment agreement until March 31, 2020, with automatic twelve-month renewal periods thereafter unless either party provides prior notice of non-renewal; (ii) provides for an annual target cash bonus equal to 75% of his base salary in 2018 (subject to adjustment by the Company’s Compensation Committee in future periods provided that such target cash bonus amount shall not be reduced to less than 65% of his base salary) and (iii) provides for participation in the Company’s equity incentive plans with the expectation that he will receive an annual equity award targeted at 100% of his base salary.

If we were to terminate Mr. Byus’s employment without “cause” (which includes our non-extension of the term) or if he were to resign for good “reason” (each a “Qualifying Termination”), Mr. Byus will be entitled to, subject to his signing and not revoking a general release of claims, (i) severance payments equal to one times the sum of annual base salary plus average annual bonus over the preceding three-year period, payable over a 12 month period in accordance with our customary payroll practices; (ii) a pro-rated bonus for the year of termination (based on actual performance for the fiscal year) and (iii) COBRA continuation coverage for 12 months after the termination date.

If a Qualifying Termination occurs within one year after a change in control, or while we are party to a definitive agreement the consummation of which would result in a change in control, the employment agreement provides that the executive will be entitled to, subject to his signing and not revoking a general release of claims and in lieu of the amounts above, (i) severance payments equal to two times the sum of annual base salary plus target annual bonus amount, payable over a 24-month period in accordance with our customary payroll practices; (ii) a pro-rated bonus for the year of termination (based on our actual performance for the fiscal year) and (iii) COBRA continuation coverage for 24 months after the termination date.

The employment agreement contains mutual non-disparagement and customary confidentiality and assignment of inventions provisions. In addition, for 24 months following termination, the employment agreement prohibits Mr. Byus from competing with our business worldwide (except for providing services to a conglomerate that competes with us if the executive is not directly involved with the competitive division or line) and from soliciting our employees, independent contractors, customers, suppliers and similar counterparties.

“Cause” is defined to mean, subject to us providing timely notice and the right to cure, (i) willful misconduct and mismanagement that is materially injurious to us; (ii) refusal in any material respect to carry out or comply with any lawful and reasonable directive of our Board of Directors consistent with the terms of the employment agreement; (iii) conviction, plea of no contest, or plea of nolo contendere for any felony; (iv) unlawful use (including being under the influence) or possession of illegal drugs on our (or any of our subsidiaries’) premises while performing duties and responsibilities under the employment agreement; (v) commission of an act of fraud, embezzlement, willful misappropriation, willful misconduct, or breach of fiduciary duty, in any case that results in material harm to us or any of our affiliates; (vi) material violation of any provision of the employment agreement or material written policy; or (vii) willful or prolonged, and unexcused, absence from work (other than by reason of disability due to physical or mental illness). Action or inaction is only “willful” if done or omitted without the good faith belief that such action or inaction is in our best interests.

“Good reason” is defined to mean (i) a material diminution in base compensation, the budget that Mr. Byus oversees, or his authority, duties or responsibilities (including reporting relationships); (ii) a material change in geographic location where Mr. Byus must perform services; or (iii) any other action or inaction that constitutes a material breach of the employment agreement.

Craig I. Felenstein. In connection with his appointment as Chief Financial Officer, we entered into an employment agreement with Mr. Felenstein for an initial term of four years, pursuant to which he was provided with the following compensation arrangements: (i) an initial annual base salary of $400,000; (ii) an annual bonus opportunity through an incentive bonus program established by our Board of Directors or our Compensation Committee, with bonuses to be targeted at 75% of annual base salary; (iii) an annual equity incentive award to be targeted at 100% of annual base salary; (iv) a grant of 40,000 restricted shares of our common stock vesting annually pro rata over a four-year period; and (v) a grant of stock options to purchase 200,000 shares of our common stock vesting annually pro rata over a four-year period; provided, however, that (a) if Mr. Felenstein’s employment terminates due to death, disability or without cause or due to his resignation for good reason prior to the fourth anniversary of the effective date of the agreement, the portion of the restricted shares and the shares subject to the stock option scheduled to vest on the next regular anniversary vesting date shall vest; (b) upon a “change in control” (as defined in our Long-Term Incentive Plans), the value of any unvested restricted shares will be retained in Mr. Felenstein’s favor under comparable terms as he had prior to such change in control (which retention may be in the form of stock and/or cash); and (c) if Mr. Felenstein’s employment terminates without cause or due to his resignation for good reason within one year after a change in control, 100% of the restricted shares and the shares subject to the stock option (to the extent outstanding following such transaction) shall vest.

In addition, if Mr. Felenstein’s employment is terminated without cause or due to his resignation for good reason, he will be entitled to continuation of his annual base salary and payment or reimbursement of COBRA premiums for a twelve-month period if such termination occurs on or after the three-year anniversary of the effective date. Upon such termination or his death or disability, Mr. Felenstein will also be entitled to a pro-rated portion of any annual bonus for the year of termination. To receive these severance payments and benefits, Mr. Felenstein must execute a general release of claims. Mr. Felenstein will also be prohibited from competing with the Company or soliciting the Company’s employees, customers or suppliers for a period of two years following his termination of employment. The definition of “cause” and “good reason” are the same as set forth above for Mr. Byus.

Noah Brodsky. In connection with his appointment as Chief Commercial Officer, we entered into an employment agreement with Mr. Brodsky for an initial term through May 31, 2026, which renews automatically annually, pursuant to which he was provided with the following compensation arrangements: (i) an initial annual base salary of $400,000; (ii) an annual bonus opportunity through an incentive bonus program established by our Board of Directors or our Compensation Committee, with bonuses to be targeted at 75% of annual base salary; (iii) an annual equity incentive award to be targeted at 100% of annual base salary; (iv) a grant valued at $1.75 million, 75% of which will be issued in options and 25% of which will be issued in Restricted Stock Units, each vesting annually pro rata over a four-year period commencing on the Effective Date under the Company’s 2021 LTIP; provided, however, that if Mr. Brodsky’s employment terminates without cause or due to his resignation for good reason within one year after a change in control, 100% of the restricted shares and the shares subject to the stock option (to the extent outstanding following such transaction) shall vest.

In addition, if Mr. Brodsky’s employment is terminated without cause or due to his resignation for good reason, he will be entitled to continuation of his annual base salary and payment or reimbursement of COBRA premiums for a twelve-month period. Upon such termination or his death or disability, Mr. Brodsky will also be entitled to a pro-rated portion of any annual bonus for the year of termination. To receive these severance payments and benefits, Mr. Brodsky must execute a general release of claims. Mr. Brodsky will also be prohibited from competing with the Company or soliciting the Company’s employees, customers or suppliers for a period of two years following his termination of employment. The definition of “cause” and “good reason” are the same as set forth above for Mr. Byus.

Benjamin L. Bressler. In connection with the acquisition of Natural Habitat, we entered into an employment agreement with Mr. Bressler, amended May 2020 and December 2022, for a term extended through December 31, 2025, pursuant to which he was provided with the following compensation arrangements: (i) an initial annual base salary of $200,000; (ii) an annual cash bonus opportunity equal to 10% of Natural Habitat’s net profits (after giving effect to accrual or payment of such bonus) (the “Net Profit Bonus”); (iii) an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat. Specifically, as soon as practicable after December 31, 2025, we will calculate the Final Year Equity Value of Natural Habitat (as defined in the employment agreement) and if it exceeds $25 million, effective as of December 31, 2025, subject to his continued employment through that date, Mr. Bressler will be granted a number of options that will have a fair value (generally determined in accordance with applicable accounting standards) equal to 10.1% of such excess, with a one-time 50% early election as of December 31, 2023. Any such options will have a per-share exercise price equal to the fair market value of our common stock on the grant date and will be fully vested and exercisable as of the grant date. If our Board of Directors reasonably determines that issuing options would violate any applicable law or regulation or any applicable securities exchange listing standards or other requirements or the terms and conditions of our equity incentive plan then in effect, we may instead settle the equity incentive opportunity with a lump-sum cash payment equal to 10.1% of such excess; (iv) a managed business value equity incentive opportunity where Mr. Bressler shall also have an opportunity to earn a stock or cash award based on the future financial performance of the managed businesses; and (v) be eligible to participate in and may receive additional awards under any of Parent’s equity incentive award plans and programs as in effect from time to time, such awards will include an annual restricted stock unit award opportunity with a target annual award value of $100,000, which may be earned based on the business performance of the Managed Businesses. In addition, in the event Natural Habitat makes any dividend payment or other distribution to its stockholders during the period beginning on the closing date of the acquisition of Natural Habitat and ending on December 31, 2023, upon the occurrence of such dividend payment or other distribution, Mr. Bressler will be entitled to receive a supplementary compensatory cash payment equal to 10.1% of the aggregate dividend or distribution payment amount, subject to his continued employment through the date of payment.

The employment agreement also provides that, upon the termination of Mr. Bressler’s employment due to death or disability, subject to his signing and not revoking a general release of claims, he will be entitled to (i) a pro-rated portion of any Net Profit Bonus for the year of termination (based on Natural Habitat’s actual net profits for such year) and (ii) if such termination occurs prior to December 31, 2025, a lump sum cash payment equal to 10.1% of the Final Year Equity Value of Natural Habitat (determined in this circumstance as of the last day of the calendar quarter ending prior to the termination date) over $25.0 million (the “Equity Opportunity Payout”). The employment agreement also provides that, upon the termination of Mr. Bressler’s employment without cause or his resignation of employment for good reason, subject to his signing and not revoking a general release of claims, he will be entitled to (i) severance payments equal to one times his annual base salary, (ii) any Net Profit Bonus for the year of termination (based on Natural Habitat’s actual net profits for such year) and (iii) if such termination occurs prior to December 31, 2025, the Equity Opportunity Payout.

The employment agreement contains confidentiality and assignment of inventions provisions for the benefit of us, Natural Habitat and their direct and indirect subsidiaries and prohibits Mr. Bressler from competing with, or soliciting the employees of, us, Natural Habitat and their direct and indirect subsidiaries, for a period of two years following his termination.

In addition, Mr. Bressler’s remaining 19.9% ownership interest in Natural Habitat is subject to an arrangement providing for put/call rights that generally cannot be exercised, with certain exceptions, until 2025.

“Cause” is defined in the employment agreements to mean, subject to us providing timely notice and the right to cure, (i) willful misconduct and mismanagement that is materially injurious to Natural Habitat; (ii) refusal in any material respect to carry out or comply with any lawful and reasonable directive of the Natural Habitat Board of Directors or our Board of Directors consistent with the terms of the employment agreement; (iii) conviction, plea of no contest, or plea of nolo contendere for any felony; (iv) unlawful use (including being under the influence) or possession of illegal drugs on our (or any of our subsidiaries’) premises while performing executive’s duties and responsibilities under the employment agreement; (v) commission of an act of fraud, embezzlement, willful misappropriation, willful misconduct, or breach of fiduciary duty, in any case that results in material harm to us or any of our affiliates; (vi) material violation of any provision of the employment agreement or material written policy; or (vii) willful or prolonged, and unexcused, absence from work (other than by reason of disability due to physical or mental illness). Action or inaction is only “willful” if done or omitted without the good faith belief that such action or inaction is in the best interests of Natural Habitat.

“Good reason” is defined in the employment agreement to mean (i) a material diminution in base compensation or the formula for determining Net Profit Bonus from the highest level in effect during the term, the budget that Mr. Bressler oversees, or his authority, duties or responsibilities (including reporting relationships); (ii) a material change in geographic location where he must perform services; or (iii) any other action or inaction that constitutes a material breach of the employment agreement.

Estimated Additional Compensation Triggered by Termination of Employment if Terminated on the Last Business Day of 2023

The following table illustrates the additional compensation that we estimate would be payable to each of our NEOs on termination of employment under each of the circumstances described above, assuming the termination occurred on December 31, 2023. The amounts shown are estimates and do not necessarily reflect the actual amounts that these individuals would receive on termination of employment.

Termination Without Cause or for Good Reason Without a Change in Control:
Name	Cash		Equity		Perquisites/ Benefits		Total
Mr. Lindblad	$-		$1,203,771	(3)	$-		$1,203,771
Mr. Felenstein	$790,095	(1)	$293,257	(4)	$31,168	(6)	$1,114,520
Mr. Brodsky	$750,404	(1)	$522,773	(5)	$31,168	(6)	$1,304,345
Mr. Byus	$811,056	(2)	$-		$31,168	(6)	$842,224
Mr. Bressler	$31,938,368	(12)	$-		$46,752	(7)	$31,985,120

Termination Without Cause or for Good Reason in connection with a Change in Control:
Name	Cash		Equity		Perquisites/ Benefits		Total
Mr. Lindblad	$-		$1,203,771	(10)	$-		$1,203,771
Mr. Felenstein	$790,095	(1)	$479,907	(9)	$31,168	(6)	$1,301,170
Mr. Brodsky	$750,404	(1)	$522,773	(10)	$31,168	(6)	$1,304,345
Mr. Byus	$1,425,103	(8)	$-		$62,336	(11)	$1,487,439
Mr. Bressler	$31,938,368	(12)	$-		$46,752	(7)	$31,985,120

(1)	Amount represents twelve months of annual salary and the annual bonus amount actually paid for the 2023 fiscal year.
(2)

Amount represents the sum of (i) one times annual base salary; (ii) average annual bonus for the years ended December 31, 2023, 2022 and 2021; and (iii) the annual bonus amount actually paid for the 2023 fiscal year.

(3)

Amount shown represents (a) the product of (i) the number of shares underlying all unvested stock options and (ii) the excess, if any, of the closing price per share of our common stock on December 29, 2023 of $11.27 and the exercise price per share of such options, plus (b) the market value of 27% of the unvested RSUs at the December 29, 2023 closing share price of $11.27.

(4)

Amount shown represents (a) the product of (i) the number of shares underlying all unvested stock options and (ii) the excess, if any, of the closing price per share of our common stock on December 29, 2022 of $7.70 and the exercise price per share of such options, plus (b) the market value of 40% of the unvested RSUs at the December 29, 2023 closing share price of $11.27.

(5)

Amounts represents the product of (i) the number of shares underlying all unvested stock options and (ii) the excess, if any, of the closing price per share of our common stock on December 29, 2023 of $11.27 and the exercise price per share of such options.

(6)	Amount represents the value of COBRA continuation coverage for a period of 12 months.
(7)	Amount represents the value of COBRA continuation coverage for a period of 18 months.
(8)	Amount represents the sum of (i) two times the sum of annual base salary and target bonus; and (ii) the annual bonus amount actually paid for the 2023 fiscal year.

(9)	Amount shown represents the sum of the market value of 100% of the unvested RSUs at the December 29, 2023 closing share price of $11.27.
(10)

Amount shown represents the product of (i) the number of shares underlying all unvested stock options and (ii) the excess, if any, of the closing price per share of our common stock on December 29, 2023 closing share price of $11.27 and the exercise price per share of such options.

(11)	Amount represents the value of COBRA continuation coverage for a period of 24 months.
(12)

Amount represents the sum of (i) annual base salary, (ii) the annual bonus amount actually paid for the 2023 fiscal year and (iii) Company Value Increase amount as defined per the employment acquisition agreement.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of our Compensation Committee served as one of our employees. No member of our Compensation Committee entered into a related party transaction with us during fiscal year 2023; however, Mr. Fahey's daughter was employed by us during 2023.  See Item 13 herein for additional information.

No interlocking relationships exist between our Board of Directors or our Compensation Committee and the board of directors or the Compensation Committee of any other entity. None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review and discussions with management, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

John M. Fahey (Chair)

Elliott Bisnow

L. Dyson Dryden

Mark D. Ein

Catherine B. Reynolds

Director Compensation

Our non-employee director compensation includes annual cash fees of $55,000 for each non-employee director, additional $40,000 of cash compensation for the Chair of the Board, additional cash compensation for chair of board committees ($15,000 for the Audit Committee Chair and $10,000 for the Chairs of the other committees), and an annual grant of $85,000 in shares of restricted stock. Our 2023 annual restricted stock grant was made in August 2023, with the awards resulting in 8,276 restricted shares per director that vest in August 2024, subject to continued service with us. We have also established a deferred compensation program for our non-employee directors to elect to defer receipt of their director compensation or to elect to receive shares of the Company’s common stock in lieu of cash compensation.

In order to increase their knowledge and understanding of our business and the related challenges that the business faces, we encourage our non-employee Board members and their families to experience our expeditions. Under the Directors Expedition Policy, a Board member is entitled to take one expedition every calendar year with no cost to the director. Each expedition the director participates in must be on a different vessel and must be a different itinerary than they have taken in the past. The director’s family, at the cost to the director including airfare, may accompany the director on the expedition. Each of the director’s family members will be charged a rate equal to the Company’s cost for the expedition, plus airfare, subject to certain exceptions.

Director Compensation for 2023

Name	Fees Earned or Paid in Cash	Option Awards	Stock Awards(1)	All Other Compensation	Total
Mr. Aronson (2)	$-	$-	$148,253	$-	$148,253
Mr. Bisnow	$55,000	$-	$93,271	$-	$148,271
Mr. Dryden (3)	$70,000	$-	$93,271	$-	$163,271
Mr. Ein (2) (4)	$-	$-	$198,247	$-	$198,247
Mr. Fahey (5)	$65,000	$-	$93,271	$-	$158,271
Mr. Lindblad (6)	$47,500	$-	$-	$-	$47,500
Ms. Reynolds	$55,000	$-	$93,271	$-	$148,271
Mr. Schultz	$55,000	$-	$93,271	$-	$148,271
Mr. Smith	$55,000	$-	$93,271	$-	$148,271
(1)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to non-employee Directors during 2023, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value is measured based on the closing fair market value of our common stock on the date of grant.

(2)	Mr. Aronson and Mr. Ein elected stock-based compensation in lieu of cash for 2023, resulting in awards totaling 5,830 and 11,131 shares, respectively.
(3)	Mr. Dryden earned additional compensation of $15,000 for serving as the Chairperson of the Audit Committee during 2023.
(4)	Mr. Ein earned additional compensation of $40,000 for serving as the Chairperson of the Board of Directors and $10,000 for serving as the Chairperson of the Nominating Committee during 2023.
(5)	Mr. Fahey earned additional compensation of $10,000 for serving as the Chairperson of the Compensation Committee during 2023.
(6)	Represents director fees paid to Mr. Lindblad prior to becoming our Chief Executive Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock and Series A Preferred Stock as of January 31, 2024 by (i) each person who, to our knowledge, owns more than 5% of our common stock or Series A Preferred Stock, (ii) each of our current directors and executive officers, and (iii) all of our current directors and executive officers as a group. Derivative securities exercisable or convertible into shares of our common stock within sixty (60) days of January 31, 2024 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities, but are not deemed outstanding for computing the percentage of any other person. The address of named beneficial owners that are our officers and/or directors is: c/o Lindblad Expeditions Holdings, Inc., 96 Morton Street, 9th Floor, New York, NY 10014. The following table is based upon information supplied by officers and directors, and with respect to 5% or greater stockholders who are not officers or directors, information filed with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage Beneficially Owned(1)	Number of Shares of Series A Preferred Stock Beneficially Owned(2)	Percentage of Series A Preferred Stock Beneficially Owned(2)	Total Voting Power(3)
Management and Directors:
Sven-Olof Lindblad (4)	11,673,961	21.9%	-	-	19.0%
Craig Felenstein (5)	314,321	*	-	-	*
Noah Brodsky (6)	65,858	*	-	-	*
Dean (Trey) Byus III (7)	58,418	*	-	-	*
Benjamin L. Bressler (8)	3,486	*	-	-	*
Bernard W. Aronson (11)	53,327	*	-	-	*
Elliott Bisnow (12)	50,922	*	-	-	*
L. Dyson Dryden (10)	956,959	1.8%	-	-	1.6%
Mark D. Ein (9)	3,276,490	6.1%	-	-	5.3%
John M. Fahey (10)	107,831	*	-	-	*
Catherine Reynolds (10)	50,431	*	-	-	*
Alexander P. Schultz (10)	85,108	*	-	-	*
Thomas S. (Tad) Smith Jr. (10)	69,666	*	-	-	*
All directors and executive officers as a group (13 persons)	16,766,778	31.4%	-	-	27.3%
5% Owners:
Ariel Investments, LLC (13)	8,608,216	16.1%	-	-	14.0%
Capitol Acquisition Management 2 LLC (9)	3,276,490	6.1%	-	-	5.3%
List of 5% Series A Preferred Stockholders:
MSD SIF Partners II LLC (14)	-	*	30,000	48.4%	6.3%
Headlands Strategic Opportunities Fund LP (15)	-	*	15,000	24.2%	3.2%
Moelis Dynasty Investments LLC (16)	-	*	12,000	19.4%	2.5%
Pimco Red Stick Fund LP (17)	-	*	5,000	8.1%	3.2%
*	Denotes ownership of less than 1%.
(1)

Derivative securities exercisable or convertible into shares of our common stock within sixty (60) days of January 31, 2024 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities but are not deemed outstanding for computing the percentage of any other person. Based on 53,398,608 shares of common stock issued and outstanding as of January 31, 2024 (including outstanding restricted stock).

(2)

Series A Preferred Stock with voting rights on an as converted basis, convertible into shares of our common stock as of January 31, 2024 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities. Based on 62,000 shares of Series A Preferred Stock issued and outstanding and convertible into an aggregate of 7,999,412 shares of our common stock as of January 31, 2024.

(3)

Total voting power based on total shares of common stock issued and outstanding as of January 31, 2024 and total votable basis Series A Preferred Stock as of January 31, 2024 for an aggregate total of 61,398,020 votes.

(4)

Excludes 150,000 unvested restricted stock units (“RSUs”) that vest 33% on July 21, 2024, January 21, 2025 and July 21, 2025, subject to continued service on the vesting date, and 20,436 unvested MSUs that vest March 31, 2024, subject to achieving stock price performance targets and continued service on the vesting date.

(5)

Excludes 5,000 unvested RSUs that vest fully on December 8, 2024, 21,448 unvested RSUs that vest 50% on each of December 21, 2024 and 2025, 4554, unvested RSUs that vest 100% on March 31, 2025, 16,562 unvested RSUs that vest 50% on each of March 31, 2025 and 2026, subject to continued service on the vesting date, 10,899 unvested MSUs that vest March 31, 2024, 13,660 MSUs that vest on March 31, 2025, subject to achieving performance targets and continued service on the vesting date, and 24,843 unvested PSUs that vest on March 31, 2026, subject to achieving performance targets and continued service on the vesting date. Includes vested options to purchase 188,000 shares of our common stock.

(6)

Excludes 22,851 unvested RSUs that vest 33% on each of May 31, 2024, 2025 and 2026 and 16.691 unvested RSUs that vest 50% on each of March 31, 2025 and 2026, subject to continued service on the vesting date, 23,536 unvested PSUs that vest on March 31, 2026, subject to achieving performance targets and continued service on the vesting date.

(7)

Excludes 38,853 unvested RSUs that vest 50% on each of December 21, 2024 and 2025, 3,130 unvested RSUs that fully vest on March 31, 2025, and 12,203 unvested RSUs that vest 50% on each of March 31, 2025 and 2026, subject to continued service on the vesting date, and 7,493 unvested MSUs that vest March 31, 2024, 9,392 unvested MSUs that vest March 31, 2025, subject to achieving stock price performance targets and continued service on the vesting date, and 18,304 unvested PSUs that vest on March 31, 2026, subject to achieving performance targets and continued service on the vesting date.

(8)	Excludes 6,974 unvested RSUs which vest 50% on each of March 31, 2025 and 2026, subject to continued service on the vesting date.
(9)

Includes 271,373 shares held directly by Mr. Ein and 3,005,117 shares held by Capitol Acquisition Management 2 LLC, of which Leland Investments Inc., an entity controlled by Mr. Ein, is the sole member. As a result, Mr. Ein has voting and dispositive control over such shares. Excludes 8,276 shares of restricted stock held by Mr. Ein that vests in full on August 8, 2024, subject to continued service on the vesting date, 10,867 unvested RSUs that vest December 31, 2024, 3,409 unvested RSUs that vest December 31, 2025 and 11,131 unvested RSUs that vest December 31, 2026, subject to continued service on the vesting date, that Mr. Ein elected to receive in lieu of cash Board Director fees for 2021, 2022 and 2023.

(10)	Excludes 8,276 shares of restricted stock that vests in full on August 8, 2024, subject to continued service on the vesting date.
(11)

Excludes 8,276 unvested RSUs that vest August 8, 2024, 5,691 unvested RSUs that vest December 31, 2024, 1,785 unvested RSUs that vest on December 31, 2025, and 5,830 unvested RSUs that vest December 31, 2026, subject to continued service on the vesting date, that Mr. Aronson elected to receive in lieu of cash Board Director fees for 2021, 2022 and 2023.

(12)

Includes 38,692 shares held directly by Mr. Bisnow, 9,784 shares held by Umbrella Holding Co. LLC, an entity directly controlled by Mr. Bisnow, and 2,446 shares held by Peak Street Management LLC, an entity directly controlled by Mr. Bisnow. As a result, Mr. Bisnow has voting and dispositive control over such shares. Excludes 8,276 shares of restricted stock that vests in full on August 8, 2024, subject to continued service on the vesting date.

(13)	Information from Schedule 13G/A filed on February 14, 2024. Ariel Investments, LLC, 200 E. Randolph Street, Suite 2900, Chicago, IL 60601.
(14)	MSD SIF Partners II LLC, 645 Fifth Avenue, 21st Floor, New York, NY 10022-5910
(15)	Headlands Strategic Opportunities Fund LP, 370 Lexington Avenue, Suite 610, New York, NY 10017.
(16)	Moelis Dynasty Investments LLC, 11150 Santa Monica Blvd Suite 600, Los Angeles, CA 90025-0479.
(17)	Pimco Red Stick Fund LP, 650 Newport Center Drive, Newport Beach, CA 92660.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	1,674,230	$10.97	3,740,389	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

__________

(1)	Information is as of December 31, 2023
(2)	Consists of shares available for issuance under our 2021 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the Board of Directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Party Transactions

Other than noted below, since January 1, 2023, we have not entered into, and there are no currently proposed, related party transactions.

The daughter of John Fahey, a member of our Board of Directors and Compensation Committee Chair, was employed by us and transitioned to the chief of staff role during 2023. During 2023, she received aggregate compensation of $175,025, inclusive of salary, bonus and stock-based compensation.

Director Independence

The Board has determined that each of Mr. Aronson, Mr. Bisnow, Mr. Dryden, Mr. Ein, Mr. Fahey, Ms. Reynolds, Mr. Schultz and Mr. Smith qualifies as an “independent” director under the applicable definition of the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”).

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The following table provides information relating to the fees billed to us by Ernst & Young LLP for the years ended December 31, 2023 and 2022:

	2023	2022
Audit fees (1)	$830,000	$750,000
Audit-related fees (2)	$360,500	$-
Tax fees	$199,672	$-
All other fees	$-	$-
(1)

Audit fees consists of fees for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of our condensed financial information included in our quarterly filings on Form 10-Q, including all services required to comply with the standards of the Public Company Accounting Oversight Board (United States), and fees associated with performing the integrated audit of internal controls over financial reporting (Sarbanes-Oxley Section 404 work).

(2)	Audit-related fees consist of professional services for procedures related to additional testing for software implementation and other one-time audit work.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee, in accordance with its charter, must pre-approve all non-audit services provided by our independent registered public accountants. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual, explicit case-by-case basis before the independent auditor is engaged to provide each service.

All of the audit and non-audit related services provided by Ernst & Young LLP to us in 2023 and 2022 were approved by the Audit Committee by means of specific pre-approvals or otherwise in accordance with the Audit Committee Charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
4.4	Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	February 7, 2022
4.4.1	First Supplemental Indenture, dated May 2, 2023, to Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	10-Q	May 3, 2023
4.5	Form of 6.750% Senior Secured Notes due 2027 (included in Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027. Exhibit).	By Reference	8-K	February 7, 2022
4.6	Indenture, dated as of May 2, 2023, among the Issuer, each of the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, governing the terms of the Issuer’s $275,000,000 aggregate principal amount of 9.000% Senior Secured Notes due 2028.	By Reference	8-K	May 2, 2023
4.7	Form of 9.000% Senior Secured Notes due 2028 (included in Exhibit 4.6).	By Reference	8-K	May 2, 2023
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan*	By Reference	DEFM 14-1	July 10, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015

10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions,Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Brand License Agreement, dated as of November 14, 2023. †#	By Reference	8-K	November 15, 2023
10.7	Lindblad 2012 Stock IncentivePlan.*	By Reference	8-K	July 10, 2015
10.8	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.9	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.10	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.11	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.12	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein. *	By Reference	8-K	July 27, 2016
10.13	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.14	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.15	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.16	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.17	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.18	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.19	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.20	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.21	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.*	By Reference	DEF 14A	April 19, 2021
10.22	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.23	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
10.24	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Noah Brodsky.*	By Reference	8-K	May 31, 2022
10.25	Second Amendment to Stockholders Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	December 27, 2022
10.26	Amendment 2 to the Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Benjamin Bressler.*	By Reference	8-K	December 27, 2022
19.1	Company Insider Trading Policy	Herewith
21.1	Subsidiaries.	Herewith

23.1	Consent of Ernst & Young LLP.	Herewith
23.2	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	Herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory agreement.
#	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
†	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) the type that the Company and Lindblad Expeditions Holdings, Inc. each treat as private or confidential. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally an unredacted copy of this Exhibit to the U.S. Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2024.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sven Lindblad	Chief Executive Officer and Director	March 6, 2024
Sven Lindblad	(Principal Executive Officer)

/s/ Craig I. Felenstein	Chief Financial Officer	March 6, 2024
Craig I. Felenstein	(Principal Financial and Accounting Officer)

/s/ Bernard W. Aronson	Director	March 6, 2024
Bernard W. Aronson

/s/ Elliott Bisnow	Director	March 6, 2024
Elliott Bisnow

/s/ L. Dyson Dryden	Director	March 6, 2024
L. Dyson Dryden

/s/ Mark D. Ein	Chairman of the Board	March 6, 2024
Mark D. Ein

/s/ John M. Fahey Jr.	Director	March 6, 2024
John M. Fahey Jr.

/s/ Catherine B. Reynolds	Director	March 6, 2024
Catherine B. Reynolds

/s/ Alex Schultz	Director	March 6, 2024
Alex Schultz

/s/ Thomas S. Smith, Jr.	Director	March 6, 2024
Thomas S. Smith, Jr.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024, expressed unqualified opinion thereon.

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

Critical Audit Matter

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
March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lindblad Expeditions Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2015 to 2022.

Melville, NY

February 28, 2022

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$156,845	$87,177
Restricted cash	30,499	28,847
Short-term securities	-	13,591
Prepaid expenses and other current assets	57,158	53,704
Total current assets	244,502	183,319

Property and equipment, net	526,002	539,406
Goodwill	42,017	42,017
Intangibles, net	9,412	11,219
Other long-term assets	9,364	12,014
Total assets	$831,297	$787,975

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$252,199	$245,101
Accounts payable and accrued expenses	65,055	71,019
Long-term debt - current	47	23,337
Lease liabilities - current	1,923	1,663
Total current liabilities	319,224	341,120

Long-term debt, less current portion	621,778	529,452
Deferred tax liabilities	2,118	-
Other long-term liabilities	1,943	3,049
Total liabilities	945,063	873,621

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	73,514	69,143
Redeemable noncontrolling interests	37,784	27,886
	111,298	97,029

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,390,082 and 53,177,437 issued, 53,332,150 and 53,110,132 outstanding as of December 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	97,139	83,850
Accumulated deficit	(322,208)	(266,530)
Total stockholders' deficit	(225,064)	(182,675)
Total liabilities, mezzanine equity and stockholders' deficit	$831,297	$787,975

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2023	2022	2021

Tour revenues	$569,543	$421,500	$147,107

Operating expenses:
Cost of tours	322,376	283,217	124,484
General and administrative	118,431	96,291	65,445
Selling and marketing	71,426	60,996	28,484
Depreciation and amortization	46,711	44,042	39,525
Total operating expenses	558,944	484,546	257,938

Operating income (loss)	10,599	(63,046)	(110,831)

Other (expense) income:
Interest expense, net	(45,014)	(37,495)	(24,578)
Gain (loss) on foreign currency	751	(1,236)	(1,265)
Other (expense) income	(4,066)	(307)	15,487
Total other expense	(48,329)	(39,038)	(10,356)

Loss before income taxes	(37,730)	(102,084)	(121,187)
Income tax expense (benefit)	3,146	6,076	(2,019)

Net loss	(40,876)	(108,160)	(119,168)
Net income attributable to noncontrolling interest	4,734	3,221	38
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(45,610)	(111,381)	(119,206)
Series A redeemable convertible preferred stock dividend	4,373	4,671	5,289
Non-cash deemed dividend	-	-	170

Net loss available to stockholders	$(49,983)	$(116,052)	$(124,665)

Weighted average shares outstanding
Basic	53,256,513	52,018,987	50,109,426
Diluted	53,256,513	52,018,987	50,109,426

Undistributed loss per share available to stockholders:
Basic	$(0.94)	$(2.23)	$(2.41)
Diluted	$(0.94)	$(2.23)	$(2.41)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the years ended December 31,
	2023	2022	2021

Net loss	$(40,876)	$(108,160)	$(119,168)
Other comprehensive income:
Cash flow hedges:
Net unrealized loss	-	-	(1,682)
Reclassification adjustment, net of tax	-	634	2,650
Total other comprehensive income	-	634	968
Total comprehensive loss	(40,876)	(107,526)	(118,200)
Less: comprehensive income attributive to non-controlling interest	4,734	3,221	38
Comprehensive loss attributable to stockholders	$(45,610)	$(110,747)	$(118,238)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of December 31, 2020	49,905,512	$5	$48,127	$(11,572)	$(1,602)	$34,958
Stock-based compensation	-	-	5,429	-	-	5,429
Net activity related to equity compensation plans	246,608	-	(2,221)	-	-	(2,221)
Issuance of stock for acquisition	82,302	-	1,770	-	-	1,770
Issuance of stock for conversion of preferred stock	566,364	-	5,380	-	-	5,380
Non-cash deemed dividend to preferred share holders	-	-	-	(170)	-	(170)
Other comprehensive income, net	-	-	-	-	968	968
Redeemable noncontrolling interest	-	-	-	(202)	-	(202)
Series A preferred stock dividend	-	-	-	(5,289)	-	(5,289)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(119,206)	-	(119,206)
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	6,992	-	-	6,992
Net activity related to equity compensation plans	267,090	-	(1,056)	-	-	(1,056)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(14,039)	-	(14,039)
Series A preferred stock dividend	-	-	-	(4,671)	-	(4,671)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(111,381)	-	(111,381)
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$-	$(182,675)
Stock-based compensation	-	-	13,886	-	-	13,886
Net activity related to equity compensation plans	212,645	-	(597)	-	-	(597)
Redeemable noncontrolling interest	-	-	-	(5,695)	-	(5,695)
Series A preferred stock dividend	-	-	-	(4,373)	-	(4,373)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(45,610)	-	(45,610)
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$-	$(225,064)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net loss	$(40,876)	$(108,160)	$(119,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,711	44,042	39,525
Amortization of deferred financing costs and other, net	3,368	2,669	3,203
Amortization of right-to-use lease assets	811	608	21
Stock-based compensation	13,886	6,992	5,563
Deferred income taxes	2,719	5,481	(833)
(Gain) loss on foreign currency	(751)	1,236	1,265
Write-off of unamortized issuance costs related to debt refinancing	3,860	9,004	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,454)	(19,695)	(11,768)
Unearned passenger revenues	7,098	32,503	83,946
Other long-term assets	(1,871)	2,556	(684)
Other long-term liabilities	-	689	6,140
Accounts payable and accrued expenses	(5,210)	20,530	25,285
Operating lease liabilities	(850)	(658)	-
Net cash provided by (used in) operating activities	25,441	(2,203)	32,495

Cash Flows From Investing Activities
Purchases of property and equipment	(29,963)	(38,205)	(96,688)
Sale (purchase) of securities	15,163	(15,000)	-
Proceeds from loan principal repayment	-	3,610	-
Acquisition (net of cash acquired)	-	-	(18,036)
Net cash used in investing activities	(14,800)	(49,595)	(114,724)

Cash Flows From Financing Activities
Proceeds from long-term debt	275,000	360,000	61,720
Repayments of long-term debt	(205,704)	(352,941)	(5,957)
Payment of deferred financing costs	(7,489)	(10,874)	(3,135)
Repurchase under stock-based compensation plans and related tax impacts	(1,128)	(1,056)	(2,221)
Net cash provided by (used in) financing activities	60,679	(4,871)	50,407
Net increase (decrease) in cash, cash equivalents and restricted cash	71,320	(56,669)	(31,822)
Cash, cash equivalents and restricted cash at beginning of period	116,024	172,693	204,515

Cash, cash equivalents and restricted cash at end of period	$187,344	$116,024	$172,693

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$43,695	$25,815	$18,260
Income taxes	711	309	98
Non-cash investing and financing activities:
Non-cash preferred stock dividend	4,373	4,671	$5,289
Value of shares issued for acquisition	-	-	1,770
Non-cash preferred stock deemed dividend	-	-	170

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 — BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company currently operates a fleet of ten owned expedition ships and six seasonal charter vessels under the Lindblad brand, operates land-based, eco-conscious expeditions and active nature focused trips and tours under the Natural Habitat, Inc. (“Natural Habitat”) and Off the Beaten Path, LLC (“Off the Beaten Path”) brands, operates luxury cycling and adventure tours under the DuVine Cycling + Adventure Company (“DuVine”) brand, and designs handcrafted walking tours under the Classic Journeys, LLC (“Classic Journeys”) brand.

The Company operates the following reportable business segments:

Lindblad Segment. The Lindblad segment primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has an agreement with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

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

Off the Beaten Path offers active small-group adventures, led by local, experienced guides, with distinct focus on wildlife, hiking national parks and culture. Off the Beaten Path offerings include insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, as well as unique trips across Central and South America, Oceania, Europe and Africa.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company after elimination of all intercompany accounts and transactions. The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). The presentation of prior period marine operating supply and inventory on the consolidated balance sheets has been combined with prepaid expenses and other current assets to conform to the 2023 presentation, with related impact to the consolidated statement of cash flows, which had no effect on previously reported current asses or total assets.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as well as revenues and expenses and related disclosures. Actual results could differ from such estimates. Management estimates include determining the estimated lives of long-lived and intangible assets, the valuation of stock-based compensation awards, future travel certificate breakage, annual goodwill impairment assessment, and the recovery of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

Revenues are measured based on consideration specified in the Company’s contracts with guests and are recognized as the related performance obligations are satisfied. The majority of the Company’s revenues are derived from guest ticket contracts which are reported as tour revenues. The Company’s primary performance obligation under these contracts is to provide an expedition, trip or tour, and may include pre- and post-expedition excursions, hotel accommodations, land-based expeditions and air transportation to and from the ships or the trip or tour beginning or end point. Upon satisfaction of the Company’s primary performance obligation, revenue is recognized over the duration of each expedition, trip or tour.

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

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
	2023	2022	2021
Guest ticket revenue:
Direct	53%	50%	56%
National Geographic	12%	14%	14%
Agencies	19%	20%	18%
Affinity	6%	5%	5%
Guest ticket revenue	90%	89%	93%
Other tour revenue	10%	11%	7%
Tour revenues	100%	100%	100%

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. Guests were previously provided an option of either a refund or future travel certificates, which in some instances the value of the future travel certificate exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs and includes an estimate of breakage based on historical behavior of the customer and/or time to expiration of the certificate. As of December 31, 2023 and 2022 the Company has recorded $252.2 million and $245.1 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)
Balance as of December 31, 2022	$178,198
Recognized in tour revenues during the period	(548,052)
Additional contract liabilities in period	463,760
Balance as of December 31, 2023	$93,906

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

General and Administrative Expense

General and administrative expenses primarily represent the costs of the Company’s shore-side vessel support, credit card commissions, reservations and other administrative functions, and includes salaries and related benefits, professional fees and occupancy costs.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $33.2 million, $31.6 million and $19.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The largest component of advertising expense for each of the years ended December 31, 2023, 2022 and 2021 was online advertising, which totaled $17.3 million, $14.7 million and $9.8 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less, as well as deposits in financial institutions, to be cash and cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2023	2022	2021
(In thousands)
Cash and cash equivalents	$156,845	$87,177	$150,753
Restricted cash	30,499	28,847	21,940
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$187,344	$116,024	$172,693

Concentration of Credit Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2023 and 2022, the Company’s cash held in financial institutions outside of the U.S. amounted to $5.8 million and $3.3 million, respectively.

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

Restricted cash and marketable securities consist of the following:

	As of December 31,
	2023	2022
(In thousands)
Credit card processor reserves	$20,250	$20,400
Federal Maritime Commission and other escrow	8,958	6,882
Certificates of deposit and other restricted securities	1,291	1,565
Total restricted cash	$30,499	$28,847

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

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. Marine operating supplies and inventories are included in prepaid expenses and other current assets and consist primarily of fuel, provisions, gift shop merchandise and other items for resale, other supplies used in the operation of marine expeditions. Fuel, provisions and other supplies are recorded at cost while items for sale are stated at the lower of cost or net realizable value and their cost is determined using the first-in, first-out method. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2023	2022
(In thousands)
Prepaid tour expenses	$26,123	$20,605
Marine operating supplies	5,438	9,961
Other	25,597	21,173
Total prepaid expenses and other current assets	$57,158	$53,704

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

	Years
Vessels and vessel improvements	15	-	25
Furniture & equipment		5
Computer hardware and software	5	-	10
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2023, the Company owned and operated ten expedition vessels. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

Vessel improvement costs that add value to the Company’s vessels, such as those discussed above, are capitalized and depreciated over the shorter of the improvements, or the vessel’s estimated remaining useful life, while costs of repairs and maintenance, including minor improvement costs and drydock expenses, are charged to expense as incurred and included in cost of tours. Drydock costs primarily represent planned maintenance activities that are incurred when a vessel is taken out of service. For U.S. flagged ships, the statutory requirement traditionally is an annual docking and U.S. Coast Guard inspections, normally conducted in drydock. Internationally flagged ships have scheduled dockings approximately every 12 months, for a period of up to three to six weeks.

Goodwill

The Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2023 with no indication of goodwill impairment. See Note 5—Goodwill and Intangible Assets for further details on the Company’s goodwill.

Intangible Assets, net

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

The Company operates two vessels year-round in the Galápagos National Park in Ecuador, the National Geographic Endeavour II with 96 berths and the National Geographic Islander II with 48 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel. The cupos expire in 2042, and have a renewable 20-year term, subject to early termination by the Ecuadorean Province of Galápagos government for non-compliance with the terms of the contract and applicable law regulations.

Upon the occurrence of a triggering event, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of and for the year ended December 31, 2023 and 2022, the Company determined that there were no triggering events regarding its intangible assets.

Long-Lived Asset Impairment Assessment

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of its vessels. As of and for the years December 31, 2023 and 2022, the Company determined that there were no triggering events regarding its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	As of December 31,
	2023	2022
(In thousands)
Accrued other expense	$48,901	$54,418
Accounts payable	16,154	16,601
Total accounts payable and accrued expenses	$65,055	$71,019

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, and computer hardware and software and office equipment with lease terms ranging from three to six years.

At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments. The Company's right-of-use lease assets are recorded in other long-term assets and the Company's long-term lease liabilities are recorded in other long-term liabilities. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted primarily of office space operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

Derivative Instruments and Hedging Activities

Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S. dollar denominated receivables and payables. The Company primarily hedges a portion of its current-year currency exposure to several currencies, which normally include, but are not limited to, the Canadian and New Zealand dollars, the euro and the British pound sterling. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. The Company also uses foreign exchange forward contracts, designated as cash flow hedges, from time-to-time as necessary, to manage its exposure to foreign denominated contracts.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company continues to monitor counterparty credit risk as part of its ongoing derivative assessments.

The Company’s derivative assets and liabilities consist principally of currency exchange contracts, which are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using quoted market prices for similar assets or liabilities when available or internal valuation techniques, when quoted market prices are not readily available. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves and counterparty credit risks.

The Company records derivatives on a gross basis in other long-term assets and/or other liabilities. The accounting for changes in value of the derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated for hedge accounting are reported and measured at fair value through earnings.

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

Other Long-Term Assets

Other long-term assets include the Company’s right-to-use lease assets, deferred tax assets and long-term prepaid value-added taxes, which include those related to the importation of the National Geographic Islander II and the National Geographic Endeavour II. The Company expects to earn tax credits over time that will reduce the value-added taxes and has applied for such tax credits with the Ecuadorian tax authorities.

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of debt liabilities and are a direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net. See Note 6—Long-term Debt.

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

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock (“Preferred Stock”) is accounted for as a temporary equity instrument. The redemption or conversion of the Preferred Stock into shares of the Company’s common stock is not solely controlled by the Company. At the six-year anniversary of the issuance, the holders have the right to require the Company to repurchase their Preferred Stock. The Preferred Stock is convertible into the Company’s common stock (i) any time at the holder’s election, (ii) at the six-year anniversary of the issuance of those shares not redeemed at the request of the holder, or (iii) by the Company under certain circumstances. See Note 11—Stockholders’ Equity.

Recent Accounting Pronouncements

During November 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 ― Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve and enhance disclosures about reportable segments’ significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company will adopt this guidance January 1, 2024 for its annual reporting, and January 1, 2025 for its interim reporting, as required. These amendments will increase the Company’s reportable segment disclosures.

During December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740)–Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will adopt this guidance January 1, 2025 for its annual reporting, as required. These amendments will increase the Company’s disclosures related to income taxes.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred a net loss from operations, therefore potential common shares were excluded from the diluted earnings per share calculation. For the year ended December 31, 2023, 0.8 million restricted shares, 0.2 million options and 8.0 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2022, 0.7 million restricted shares, 1.5 million options and 7.4 million common shares issuable upon the conversion of the Preferred Stock were excluded, and for the year ended December 31, 2021, 0.8 million restricted shares, 1.5 million options and 9.1 million common shares issuable upon the conversion of the Preferred Stock were excluded.

For the years ended December 31, 2023, 2022 and 2021, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2023	2022	2021
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(45,610)	$(111,381)	$(119,206)
Series A redeemable convertible preferred stock dividend	4,373	4,671	5,289
Non-cash deemed dividend to preferred share holders	-	-	170
Undistributed loss available to stockholders	$(49,983)	$(116,052)	$(124,665)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,256,513	52,018,987	50,109,426
Total weighted average shares outstanding, diluted	53,256,513	52,018,987	50,109,426

Undistributed loss per share available to stockholders:
Basic	$(0.94)	$(2.23)	$(2.41)
Diluted	$(0.94)	$(2.23)	$(2.41)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net are as follows:

	As of December 31,
	2023	2022
(In thousands)
Vessels and improvements	$776,622	$759,981
Furniture and equipment	42,055	28,732
Leasehold improvements	1,424	1,426
Total property and equipment, gross	820,101	790,139
Less: Accumulated depreciation	(294,099)	(250,733)
Property and equipment, net	$526,002	$539,406

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2023, 2022 and 2021 was $44.9 million, $41.0 million and $37.6 million, respectively.

For the year ended December 31, 2023, the Company had $30.0 million in capital expenditures, which primarily includes vessel improvement projects and digital investments. For the year ended December 31, 2022, the Company had $38.2 million in capital expenditures and primarily included renovations of the National Geographic Islander II, which launched in the Galápagos Islands during the third quarter of 2022, replacing the National Geographic Islander.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill relates to the acquisition of its Land Experiences Segment subsidiaries, see Note 9—Acquisitions. The following is a rollforward of the Company’s goodwill:

(In thousands)	Land Experiences Segment
Balance as of December 31, 2020	$22,105
Acquisitions	19,912
Balance as of December 31, 2021	42,017
Activity	-
Balance as of December 31, 2022	42,017
Activity	-
Balance as of December 31, 2023	$42,017

The Company’s intangible assets consist of finite lived assets related to the acquisition of its Land Experiences Segment subsidiaries and the value of its cupos operating rights. Total amortization expense for the years ended December 31, 2023, 2022 and 2021, was $1.8 million, $2.0 million and $1.9 million, respectively.

The carrying amounts and accumulated amortization of intangibles, net are as follows:

	As of December 31,
	2023				2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$7,069	$(2,222)	$4,847	10.3	$7,069	$(1,751)	$5,318
Customer Lists	6,182	(3,209)	2,973	2.4	6,182	(1,961)	4,221
Operating rights	6,529	(4,937)	1,592	18.2	6,529	(4,849)	1,680
Total intangibles, net	$19,780	$(10,368)	$9,412	9.1	$19,780	$(8,561)	$11,219

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2024	$1,795
2025	1,795
2026	1,059
2027	559
2028	559
Thereafter	3,645
$9,412

NOTE 6 — LONG-TERM DEBT

6.75% Notes

On  February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “6.75% Notes”) in a private offering. The 6.75% Notes bear interest at a rate of 6.75% per year, accruing from  February 4, 2022, and interest on the 6.75% Notes is payable semiannually in arrears on  February 15 and  August 15 of each year. The 6.75% Notes will mature on  February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Expanded Loan Facility, and former revolving credit facility, pay any related premiums and terminate in full its prior credit agreement and the commitments thereunder. The Company incurred $10.9 million in financing fees related to the 6.75% Notes, recorded as deferred financing costs as part of long-term debt. The 6.75% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 6.75% Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On  February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing  February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate rate plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of December 31, 2023, the Company had no borrowings under its Revolving Credit Facility.

9.00% Notes

On  May 2, 2023, the Company issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. The 9.00% Notes bear interest at a rate of 9.00% per year, and interest is payable semiannually in arrears on  May 15 and  November 15 of each year. The 9.00% Notes will mature on  May 15, 2028, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior senior secured credit agreements, to pay any related premiums and to terminate in full its prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes are senior unsecured obligations of the Company and are guaranteed (i) on a senior secured basis by certain of the Company’s subsidiaries (collectively, the “Secured Guarantors”) and secured by a first-priority lien, subject to permitted liens and certain exceptions, on the equity and substantially all the assets of the Secured Guarantors, and (ii) on a senior unsecured basis by certain other subsidiaries of the Company. The 9.00% Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Covenants

The 6.75% Notes, 9.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, 9.00% Notes and Revolving Credit Facility. As of December 31, 2023, the Company was in compliance with the covenants currently in effect.

Other

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

Long-Term Debt Outstanding

As of December 31, 2023 and 2022, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2023			2022
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(6,771)	$353,229	$360,000	$(8,968)	$351,032
9.00% Notes	275,000	(6,481)	268,519	-	-	-
Other	77	-	77	955	-	955
First Export Credit Agreement	-	-	-	94,794	(1,829)	92,965
Second Export Credit Agreement	-	-	-	110,044	(2,207)	107,837
Total long-term debt	635,077	(13,252)	621,825	565,793	(13,004)	552,789
Less current portion	(47)	-	(47)	(23,337)	-	(23,337)
Total long-term debt, non-current	$635,030	$(13,252)	$621,778	$542,456	$(13,004)	$529,452

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2024	$47
2025	30
2026	-
2027	360,000
2028	275,000
Thereafter	-
$635,077

For the years ended December 31, 2023, 2022 and 2021, the Company recorded deferred financing costs of $7.5 million, $10.9 million and $3.0 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method. For the years ended December 31, 2023, 2022 and 2021, deferred financing costs charged to interest expense were $3.4 million, $2.7 million and $3.1 million, respectively.

 During the year ended December 31, 2023, the Company repaid its prior senior secured credit agreements (the “First Export Credit Agreement” and the “Second Export Credit Agreement”), with the proceeds of the 9.00% Notes and $3.9 million of deferred financing costs were written-off to other expense.

During the year ended December 31, 2022, $9.0 million of deferred financing costs related to the repayment of the Company’s prior credit agreement, including the term facility, Main Street Loan and revolving credit facility were written-off to other expense.

Letters of Credit

As of December 31, 2023 and 2022, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2024. See Note 9—Commitments and Contingencies for more information.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

In 2018, the Company entered into interest rate cap agreements to hedge its exposure to interest rate movements and to manage its interest expense related to the previous Term Facility and designated these interest rate caps as a cash flow hedge. Changes in the fair value of this interest rate cap were recorded in accumulated other comprehensive income. The cost of the interest rate cap is amortized to interest expense over its life, from the effective date through termination date. The Term Facility was prepaid and terminated in February 2022. The Company recorded the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassified these amounts into earnings in the period during which the hedged transaction was recognized. Any changes in fair values of hedges that would be determined to be ineffective would be immediately reclassified from accumulated other comprehensive income (loss) into earnings. No gains or losses of the Company’s cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2022 and 2021. The Company reclassified $0.6 million and $2.7 million in losses, net of tax, from other comprehensive income (loss) to earnings for the years ended December 31, 2022 and 2021, respectively, due to the maturity of a cash flow hedge and the hedged item.

The Company held interest rate cap derivative instruments with absolute notional values of $20.3 million as of December 31, 2023.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of December 31,
	2023		2022
(In thousands)	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$683	$-
Foreign exchange forward (b)	-	39	-	572
Total	$-	$39	$683	$572

__________

(a)	Recorded in prepaid expenses and other current assets. This interest rate cap matured in May 2023.
(b)	Recorded in accounts payable and accrued expenses and prepaid expenses and other current assets, respectively.

The effects of derivatives recognized in the Company’s consolidated financial statements were as follows:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Derivative instruments designated as cash flow hedging instruments:
Interest rate cap (a)	$-	$-	$(363)
Foreign exchange forward (b)	-	-	(605)

Derivative instruments not designated as cash flow hedging instruments:
Interest rate cap (a)	$(683)	40	-
Foreign exchange forward (c)	751	(1,236)	288
Total	$68	$(1,196)	$(680)

__________

(a)

For the year ended December 31, 2022, $0.7 million was recognized as income in interest expense, net, and $0.6 million was reclassified from other comprehensive (loss) income to interest expense, net. Amounts for the year ended December 31, 2021 were recognized, net of tax, as a component of accumulated other comprehensive (loss) income.

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

In connection with the acquisition of Classic Journeys during the year ended December 31, 2021, the Company makes recurring fair value measurements of contingent acquisition consideration using level 3 unobservable inputs. As of December 31, 2023, $0.6 million was accrued related to this contingent acquisition consideration as it was determined that earnings targets were achieved.

Based on the terms of the agreements and comparable market data, the Company estimates the fair value of its long-term debt to be $644.5 million as of  December 31, 2023.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments. As of December 31, 2023 and 2022, other than derivative instruments, investments in securities and contingent acquisition consideration, the Company had no other assets or liabilities that were measured at fair value on a recurring basis.

NOTE 8 — INCOME TAXES

The Company (a “C” Corporation) provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Domestic	$(11,630)	$(21,403)	$(24,875)
Foreign	(26,100)	(80,681)	(96,312)
Total	$(37,730)	$(102,084)	$(121,187)

The income tax provisions are comprised of the following:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$-	$-	$-
State	218	244	(7)
Foreign - Other	209	392	45
Total current	427	636	38
Deferred
Federal	1,492	5,709	(1,894)
State	625	218	928
Foreign - Other	602	(487)	(1,091)
Total deferred	2,719	5,440	(2,057)
Income tax expense (benefit)	$3,146	$6,076	$(2,019)

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2023	2022	2021
Tax provision at statutory rate – federal	21.0%	21.0%	21.0%
Tax provision at effective state and local rates	(2.1%)	(0.3%)	(0.8%)
Foreign tax rate differential	(17.1%)	(16.6%)	(15.2%)
Executive compensation	(5.0%)	0.0%	0.0%
Valuation allowance	(5.9%)	(9.4%)	(4.1%)
Other	0.8%	(0.7%)	0.8%
Total effective income tax rate	(8.3%)	(6.0%)	1.7%

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands and Ecuador are subject to US Federal, US state and Ecuadorian Federal income taxes. The Cayman Islands do not impose federal or local income taxes.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforward	$26,086	$27,896
Disallowed interest carryforward	15,286	12,893
Stock-based compensation	383	351
Other	1,637	1,874
Valuation allowance	(24,726)	(21,521)
Total net deferred assets	18,666	21,493
Deferred tax liabilities:
Property and equipment	(18,542)	(18,942)
Other	(676)	(384)
Total net deferred liabilities	(19,218)	(19,326)
Deferred tax (liabilities) assets	$(552)	$2,167

Deferred tax assets and liabilities are recorded on the consolidated balance sheet based on tax jurisdictions. For the years ended December 31, 2023 and 2022, the Company has recorded deferred tax assets of $1.6 million and $2.2 million, respectively, within other long-term assets, and for the year ended December 31, 2023, a deferred tax liability of $2.2 million.

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

The Company has deferred tax assets related to U.S. federal loss carryforwards of $98.8 million as of December 31, 2023, which begin to expire in 2036. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

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

As of December 31, 2023 and 2021, the Company had no unrecognized tax positions. As of December 31, 2022, the Company had $1.4 million of unrecognized tax benefits. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, interest and penalties included in income tax expense related to unrecognized tax benefits and/or uncertain tax positions were insignificant.

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

Mr. Bressler, founder of Natural Habitat, retains a 19.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended May 2020 and December 2022. Mr. Bressler has a first put option that under certain conditions, and subject to providing notice within 30 days of being provided with valuation, that enables him, but does not obligate him, to sell up to 50% of his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2023, and a second put option that under certain conditions, and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2025. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can buy Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

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

Mr. Levine, founder of DuVine, retains a 30% noncontrolling interest in DuVine, which is subject to a put/call arrangement. Mr. Levine has a put option, that under certain conditions and subject to providing notice by  January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company, valued as of  December 31, 2025. The Company has a first call option, expiring  December 31, 2025, to acquire an additional 10% of DuVine from Mr. Levine, and a second call option, but not an obligation, on or after  December 31, 2025, with an expiration of  December 31, 2030, under which it can buy Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

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

The following is a rollforward of the redeemable noncontrolling interest:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$27,886	$10,626	$7,494
Net income attributable to noncontrolling interest	4,734	3,221	38
Redemption value adjustment of put option	5,695	14,039	202
Distribution	(531)	-	-
Acquired businesses᾽ noncontrolling interest	-	-	2,892
Ending balance	$37,784	$27,886	$10,626

Lease Commitments

The Company leases office space and equipment under long-term leases, which are classified as operating leases. As of December 31, 2023, the Company’s remaining weighted average operating lease terms were approximately 31 months. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2023 is as follows:

(In thousands)	Operating Lease Payments
2024	$1,923
2025	1,193
2026	496
2027	393
Present value discount (6% weighted average)	(231)
Total	$3,774

Lease expense was $2.7 million, $2.3 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded within general and administrative expenses.

Royalty Agreement – National Geographic

The Company is engaged in a brand license agreement with National Geographic through 2040, which allows the Company to use the National Geographic name and logo, as well as other rights. In return for these rights, the Company is charged a royalty fee. The royalty fee is included within selling and marketing expense. The amount is calculated based upon a percentage of certain ticket revenues less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of voyage extensions. A voyage extension occurs when a guest extends his or her trip with pre- or post-voyage hotel nights and is included within tour revenues. The royalty expense is recognized at the time of revenue recognition. This royalty expense for the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $5.7 million and $1.7 million, respectively.

Royalty Agreement – World Wildlife Fund

Natural Habitat has a license agreement with World Wildlife Fund, which allows it to use the WWF name and logo. In return for these rights, Natural Habitat is charged a royalty fee and a fee based on annual gross sales. The fees are included within selling and marketing expense. The annual royalty payment and gross sales fees are paid on a quarterly basis. For the years ended December 31, 2023, 2022 and 2021, these fees totaled $1.2 million, $1.1 million and $0.6 million, respectively.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions, and with third parties to provide chartered air service for guests and crew on certain of its expeditions.

Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2024	$15,767
2025	12,647
Total	$28,414

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

NOTE 10 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2023, 2022 and 2021, respectively, of employee contributions up to a per employee annual maximum of $2,400 for 2023, 2022 and 2021. The Company’s benefit plan contributions amounted to $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The benefit plan contributions are recorded within general and administrative expenses.

NOTE 11 — STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2023, 62,000 shares of Preferred Stock are outstanding. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were to be paid-in-kind, and through December 31, 2023, the Company has continued to pay dividends in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was $2.1 million as of December 31, 2023.

During the years ended December 31, 2022 and 2021, 18,000 and 5,000 shares, respectively, of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 and 566,364 shares, respectively, of the Company’s common stock. No shares of Preferred Stock were converted into shares during 2023.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $4.4 million, $4.6 million and $5.3 million, respectively, in accrued dividends for Preferred Stock. As of December 31, 2023, the Preferred Stock could be converted at the option of the holders into 8.0 million shares of the Company’s common stock.

Stock Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased are retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2023. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2023 was $12.0 million.

NOTE 12 — STOCK-BASED COMPENSATION

During 2021, the Company’s compensation committee approved the 2021 Long-Term Incentive Plan, which supersedes the 2015 Long-Term Incentive Plan, and authorizes restricted time and performance awards and stock options to key employees. The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock or units (“PSUs”) and/or market stock units (“MSUs”) to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 4.7 million, with approximately 3.7 million shares available as of December 31, 2023. The Company settles stock-based awards with newly issued shares.

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

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	22,620	5.41	540,723	14.17	131,976	13.66
Granted	96,757	9.56	573,668	9.70	25,517	9.56
Vested and released	-	-	(256,255)	12.25	(76,547)	8.51
Forfeited	(52,693)	7.78	(200,929)	14.02	(19,065)	15.08
Balance, December 31, 2023	66,684	9.56	657,207	11.06	61,881	17.48

Stock Options

Stock options represent a right to buy a number of shares by the employee, non-employee director or other service providers at a future date, for a pre-set price, or exercise price, for a fixed period of time. Stock options generally vest over one to four years, with a term of ten years. Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The Company uses the simplified method for determining an option term under Black-Sholes as the Company issues options infrequently. The fair values of employee stock options granted under the 2021 and 2015 plans were estimated using the following assumptions:

	Stock Option Grants
	2023	2022	2021
Stock price	$9.56	$12.64 - 14.36	$16.38
Exercise price	$9.56	$12.64 - 14.36	$16.38
Dividend yield	0.0%	0.00%	0.00%
Expected volatility	64.6%	57.79%	25.61%
Risk-free interest rate	3.63%	2.75 - 3.15%	1.63%
Expected term in years	6.25	6.25	7.50

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	1,388,458	15.10	7.9	-
Granted	500,000	9.56
Forfeited	(1,000,000)	16.38
Options outstanding as of December 31, 2023	888,458	10.55	7.7	-

	As of December 31, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	888,458	$10.55	7.7	$-
Options exercisable	238,115	10.43	3.9	-

During the year ended 2022, 77,500 options with an intrinsic value of $0.3 million were exercised, and during the year ended December 31, 2021, 12,000 options with an intrinsic value of $0.1 million were exercised. No options were exercised during the year ended December 31, 2023.

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $13.9 million, $7.0 million and $5.6 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2023, 2022 and 2021 was $0.0 million. As of December 31, 2023, unrecognized stock-based compensation expense was $16.6 million. This amount is expected to be recognized over a weighted average period of approximately 2.1 years.

Mr. Bressler has an equity incentive opportunity to earn an award of options based on the financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. Mr. Bressler has a one-time right to elect an early option award of 50% valued as of December 31, 2023, by providing notice within 30 days of being provided with the final value calculation. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and a discount rate. During the year ended December 31, 2023, the Company determined it was probable the performance condition would be met and therefore, recorded $8.0 million of stock-based compensation expense.

In 2021, Mr. Lawrence, President of Off the Beaten Path, was issued 1,007 profit interest units in the equity of Off the Beaten Path as part of the 2021 acquisition. The profit interest units had a grant date fair value of $132.86 per share and are considered vested upon issuance.

NOTE 13 — SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors.

The Company is primarily an experiential travel operator with operations in two segments, Lindblad and Land Experiences. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company evaluates the performance of the business based largely on the results of its operating segments. The CODM and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both reportable segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the years ended December 31, 2023, 2022 and 2021, reportable segment operating results were as follows:

	For the years ended December 31,
	2023	2022	2021
(In thousands)
Tour revenues:
Lindblad	$397,410	$278,449	$82,842
Land Experiences	172,133	143,051	64,265
Total tour revenues	$569,543	$421,500	$147,107
Operating income (loss):
Lindblad	$(8,692)	$(77,871)	$(111,477)
Land Experiences	19,291	14,825	646
Total operating income (loss)	$10,599	$(63,046)	$(110,831)

Intercompany tour revenues between the Lindblad and Land Experiences segments eliminated in consolidation and in the presentation above for the years ended December 31, 2023, 2022 and 2021 were $7.9 million, $6.0 million and $2.2 million, respectively.

Depreciation and amortization expense is included in segment operating income as shown below:

	For the years ended December 31,
	2023	2022	2021
(In thousands)
Depreciation and amortization:
Lindblad	$43,351	$41,275	$37,516
Land Experiences	3,360	2,767	2,009
Total depreciation and amortization	$46,711	$44,042	$39,525

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

	As of December 31,
	2023	2022
Total Assets:
Lindblad	$675,432	$662,683
Land Experiences	155,865	125,292
Total assets	$831,297	$787,975

Intangibles, net:
Lindblad	$1,592	$1,680
Land Experiences	7,820	9,539
Total intangibles, net	$9,412	$11,219

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017