Form 10-K/A
period 2023-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2024-03-21
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) of Lindblad Expeditions Holdings, Inc. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 6, 2024 (the “2023 Form 10-K”), is to solely correct clerical errors in the report titled “Report of Independent Registered Public Accounting Firm” provided by Ernst & Young LLP (the “Audit Report”) of Part II, Item 8. Financial Statements and Supplementary Data of the. Specifically, the Audit Report inadvertently contained an incorrect date.

This Amendment No. 1 does not reflect events occurring after the filing of the 2023 Form 10-K, does not update disclosures contained in the 2023 Form 10-K and does not modify or amend the 2023 Form 10-K except to correct the clerical errors as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and Supplementary Data, Item 15. Exhibits and Financial Statement Schedules, and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

PART II

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required under Item 8 are included beginning on page F-1 of this Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
4.4	Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	February 7, 2022
4.4.1	First Supplemental Indenture, dated May 2, 2023, to Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	10-Q	May 3, 2023
4.5	Form of 6.750% Senior Secured Notes due 2027 (included in Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027. Exhibit).	By Reference	8-K	February 7, 2022
4.6	Indenture, dated as of May 2, 2023, among the Issuer, each of the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, governing the terms of the Issuer’s $275,000,000 aggregate principal amount of 9.000% Senior Secured Notes due 2028.	By Reference	8-K	May 2, 2023
4.7	Form of 9.000% Senior Secured Notes due 2028 (included in Exhibit 4.6).	By Reference	8-K	May 2, 2023
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan*	By Reference	DEFM 14-1	July 10, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015

10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions,Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Brand License Agreement, dated as of November 14, 2023. †#	By Reference	8-K	November 15, 2023
10.7	Lindblad 2012 Stock IncentivePlan.*	By Reference	8-K	July 10, 2015
10.8	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.9	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.10	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.11	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.12	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Craig Felenstein. *	By Reference	8-K	July 27, 2016
10.13	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.14	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.15	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.16	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.17	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.18	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.19	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.20	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.21	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.*	By Reference	DEF 14A	April 19, 2021
10.22	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.23	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
10.24	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Noah Brodsky.*	By Reference	8-K	May 31, 2022
10.25	Second Amendment to Stockholders Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	December 27, 2022
10.26	Amendment 2 to the Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Benjamin Bressler.*	By Reference	8-K	December 27, 2022
19.1	Company Insider Trading Policy	By Reference	10-K	March 6, 2024
21.1	Subsidiaries.	By Reference	10-K	March 6, 2024

23.1	Consent of Ernst & Young LLP.	Herewith
23.2	Consent of Marcum LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	By Reference	10-K	March 6, 2024
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory agreement.
#	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
†	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) the type that the Company and Lindblad Expeditions Holdings, Inc. each treat as private or confidential. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally an unredacted copy of this Exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2024.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
March 6, 2024

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