Form 10-Q
period 2024-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2024-05-01
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, 53,533,132 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2024

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$177,719	$156,845
Restricted cash	46,451	30,499
Prepaid expenses and other current assets	62,394	57,158
Total current assets	286,564	244,502

Property and equipment, net	521,630	526,002
Goodwill	42,017	42,017
Intangibles, net	8,960	9,412
Other long-term assets	8,867	9,364
Total assets	$868,038	$831,297

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$290,790	$252,199
Accounts payable and accrued expenses	64,962	65,055
Long-term debt - current	46	47
Lease liabilities - current	1,757	1,923
Total current liabilities	357,555	319,224

Long-term debt, less current portion	622,676	621,778
Deferred tax liabilities	2,592	2,118
Other long-term liabilities	1,668	1,943
Total liabilities	984,491	945,063

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	74,649	73,514
Redeemable noncontrolling interests	36,297	37,784
	110,946	111,298

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,524,606 and 53,390,082 issued, 53,466,674 and 53,332,150 outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	99,059	97,139
Accumulated deficit	(326,463)	(322,208)
Total stockholders' deficit	(227,399)	(225,064)
Total liabilities, mezzanine equity and stockholders' deficit	$868,038	$831,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2024	2023

Tour revenues	$153,614	$143,395

Operating expenses:
Cost of tours	79,302	72,050
General and administrative	32,387	26,419
Selling and marketing	22,758	20,652
Depreciation and amortization	11,317	11,808
Total operating expenses	145,764	130,929

Operating income	7,850	12,466

Other (expense) income:
Interest expense, net	(11,585)	(10,467)
(Loss) gain on foreign currency	(239)	152
Other income	8	170
Total other expense	(11,816)	(10,145)

(Loss) income before income taxes	(3,966)	2,321
Income tax expense	244	1,543

Net (loss) income	(4,210)	778
Net (loss) income attributable to noncontrolling interest	(231)	157
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	(3,979)	621
Series A redeemable convertible preferred stock dividend	1,136	1,069

Net loss available to stockholders	$(5,115)	$(448)

Weighted average shares outstanding
Basic	53,372,171	53,128,100
Diluted	53,372,171	53,128,100

Undistributed loss per share available to stockholders:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended March 31,
	2024	2023

Net (loss) income	$(4,210)	$778
Other comprehensive income:
Total other comprehensive income	-	-
Total comprehensive (loss) income	(4,210)	778
Less: comprehensive (loss) income attributive to non-controlling interest	(231)	157
Comprehensive (loss) income attributable to stockholders	$(3,979)	$621

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$(225,064)
Stock-based compensation	-	-	2,116	-	2,116
Net activity related to equity compensation plans	134,524	-	(196)	-	(196)
Redeemable noncontrolling interest	-	-	-	860	860
Series A preferred stock dividend	-	-	-	(1,136)	(1,136)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(3,979)	(3,979)
Balance as of March 31, 2024	53,524,606	$5	$99,059	$(326,463)	$(227,399)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	2,902	-	2,902
Net activity related to equity compensation plans	65,570	-	(11)	-	(11)
Redeemable noncontrolling interest	-	-	-	2,090	2,090
Series A preferred shares dividend	-	-	-	(1,069)	(1,069)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	621	621
Balance as of March 31, 2023	53,243,007	$5	$86,741	$(264,888)	$(178,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net (loss) income	$(4,210)	$778
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,317	11,808
Amortization of deferred financing costs and other, net	927	681
Amortization of right-to-use lease assets	417	353
Stock-based compensation	2,116	2,902
Deferred income taxes	474	1,533
Loss (gain) on foreign currency	239	(152)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,236)	(1,498)
Unearned passenger revenues	38,591	4,532
Other long-term assets	52	(1,041)
Other long-term liabilities	-	(1)
Accounts payable and accrued expenses	(331)	(17,478)
Operating lease liabilities	(440)	(359)
Net cash provided by operating activities	43,916	2,058

Cash Flows From Investing Activities
Purchases of property and equipment	(6,468)	(6,425)
Sale of securities	-	15,163
Net cash (used in) provided by investing activities	(6,468)	8,738

Cash Flows From Financing Activities
Repayments of long-term debt	(13)	(5,809)
Payment of deferred financing costs	(17)	(21)
Repurchase under stock-based compensation plans and related tax impacts	(592)	(266)
Net cash used in financing activities	(622)	(6,096)
Net increase in cash, cash equivalents and restricted cash	36,826	4,700
Cash, cash equivalents and restricted cash at beginning of period	187,344	116,024

Cash, cash equivalents and restricted cash at end of period	$224,170	$120,724

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$12,320	$16,593
Income taxes	91	89
Non-cash investing and financing activities:
Non-cash preferred stock dividend	1,136	1,069

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

The Company operates the following two reportable business segments:

Lindblad Segment. The Lindblad segment primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has a brand license agreement with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

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

●

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and note disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024 (the “2023 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2023 Annual Report.

Recently Adopted Accounting Pronouncements

During  November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 ― Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve and enhance disclosures about reportable segments’ significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after  December 15, 2023 and interim periods beginning after  December 15, 2024. The Company adopted this guidance  January 1, 2024 for its annual reporting, as required, and for its interim reporting will adopt  January 1, 2025, as required. These amendments require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment operating results.

Recent Accounting Pronouncements

During  December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company will adopt this guidance  January 1, 2025 for its annual reporting, as required. These amendments will increase the Company’s disclosures related to income taxes.

During March 2024, FASB issued ASU 2024-01 ― Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards. The amendments in this ASU add illustrative examples to help demonstrate how an entity should apply the scope guidance in paragraph ASU 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The Company will adopt this guidance January 1, 2025, as required, and does not believe it will have a material impact the Company's financial statements.

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

For the three months ended March 31, 2024 and 2023, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the three months ended March 31, 2024, 0.8 million unvested restricted shares, 2.2 million shares issuable upon exercise of options and 8.1 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three months ended March 31, 2023, 0.8 million unvested restricted shares, 1.9 million shares issuable upon exercise of options and 7.6 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Earnings (loss) per share was calculated as follows:

	For the three months ended March 31,
	2024	2023
	(unaudited)
(In thousands, except share and per share data)
Net (loss) income attributable to Lindblad Expeditions Holdings, Inc.	$(3,979)	$621
Series A redeemable convertible preferred stock dividend	1,136	1,069
Undistributed loss available to stockholders	$(5,115)	$(448)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,372,171	53,128,100
Total weighted average shares outstanding, diluted	53,372,171	53,128,100

Undistributed loss per share available to stockholders:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  March 31, 2024 and December 31, 2023, the Company has $290.8 million and $252.2 million, related to unearned passenger revenue, respectively.

Contract Liabilities
(In thousands)
Balance as of December 31, 2023	$93,906
Recognized in tour revenues during the period	(148,810)
Additional contract liabilities in period	175,234
Balance as of March 31, 2024	$120,330

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
	2024	2023
	(unaudited)
Guest ticket revenue:
Direct	63%	59%
Agencies	22%	23%
Affinity	4%	7%
Guest ticket revenue	89%	89%
Other tour revenue	11%	11%
Tour revenues	100%	100%

Under the brand license agreement between the Company and National Geographic, effective January 1, 2024, National Geographic no longer receives commissions on sales bookings through the former National Geographic sales channel as the co-selling arrangement operates as direct sales through the Company’s booking system. In the three months ended March 31, 2023, the National Geographic sales channel accounted for 14% of the Company’s consolidated guest ticket revenue. In the table above, 2023 guest ticket revenues through the National Geographic sales channel have been classified as direct sales for comparison purposes.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of March 31,
	2024	2023
(In thousands)	(unaudited)
Cash and cash equivalents	$177,719	$83,984
Restricted cash	46,451	36,740
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$224,170	$120,724

Restricted cash consists of the following:

	As of March 31, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Credit card processor reserves	$12,750	$20,250
Federal Maritime Commission and other escrow	32,000	8,958
Certificates of deposit and other restricted securities	1,701	1,291
Total restricted cash	$46,451	$30,499

Prepaid expenses and other current assets are as follows:

	As of March 31, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Prepaid tour expenses	$31,856	$26,123
Other	30,538	31,035
Total prepaid expenses and other current assets	$62,394	$57,158

Accounts payable and accrued expenses are as follows:

	As of March 31, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Accrued other expense	$43,918	$48,901
Accounts payable	21,044	16,154
Total accounts payable and accrued expenses	$64,962	$65,055

NOTE 5—LONG-TERM DEBT

	As of March 31, 2024			As of December 31, 2023
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(6,223)	$353,777	$360,000	$(6,771)	$353,229
9.00% Notes	275,000	(6,120)	268,880	275,000	(6,481)	268,519
Other	65	-	65	77	-	77
Total long-term debt	635,065	(12,343)	622,722	635,077	(13,252)	621,825
Less current portion	(46)	-	(46)	(47)	-	(47)
Total long-term debt, non-current	$635,019	$(12,343)	$622,676	$635,030	$(13,252)	$621,778

For the three months ended March 31, 2024 and 2023, $0.9 million and $0.7 million, respectively, of deferred financing costs were charged to interest expense.

6.75% Notes

On February 4, 2022, the Company issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “6.75% Notes”) in a private offering. The 6.75% Notes bear interest at a rate of 6.75% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 6.75% Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full its prior credit agreement and the commitments thereunder. The 6.75% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 6.75% Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) rate plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of March 31, 2024, the Company had no borrowings under the Revolving Credit Facility.

9.00% Notes

On May 2, 2023, the Company issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. The 9.00% Notes bear interest at a rate of 9.00% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 9.00% Notes will mature on May 15, 2028, subject to earlier repurchase or redemption. The Company used the net proceeds from the offering to prepay in full all outstanding borrowings under its prior senior secured credit agreements, to pay any related premiums and to terminate in full its prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes are senior unsecured obligations of the Company and are guaranteed (i) on a senior secured basis by certain of the Company’s subsidiaries (collectively, the “Secured Guarantors”) and secured by a first-priority lien, subject to permitted liens and certain exceptions, on the equity and substantially all the assets of the Secured Guarantors, and (ii) on a senior unsecured basis by certain other subsidiaries of the Company. The 9.00% Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Other

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an interest rate of 0.53% annually.

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. The Company was in compliance with its covenants in effect as of March 31, 2024.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of March 31, 2024 to be $644.2 million based on the terms of the agreements and comparable market data as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2024.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2024, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of March 31, 2024, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.1 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 8.1 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of March 31, 2024, 2.1 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $2.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.

Long-Term Incentive Compensation

During the three months ended March 31, 2024, the Company awarded 159,660 restricted stock units (“RSUs”) with a weighted average grant price of $9.33. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2024, the Company awarded 159,564 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.33. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

Stock option information for the three months ended March 31, 2024 is below.

Stock Option Grants
2024
Number of options awarded	1,300,000
Stock price	$8.44
Exercise price	$8.44
Dividend yield	0.00%
Expected Volatility	77.2
Risk-free interest rate	4.33%
Expected term (in years)	5.0

As of March 31, 2024 and December 31, 2023, options to purchase an aggregate of 2.2 million and 0.9 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $9.28 and $10.55, respectively, were outstanding. As of March 31, 2024, 1,697,434 options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, President of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a one-time right to elect to receive 50% of such award early, which is calculated based on performance through December 31, 2023. As of result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. During 2023, the Company determined it was probable the performance condition would be met related to this award and recorded all expense related to it. The expense related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three months ended  March 31, 2024, stock-based compensation expense related to this award was $0.6 million.

NOTE 9—INCOME TAXES

As of March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three months ended March 31, 2024 was an expense of 6.2%, versus an expense of 66.5% for the three months ended March 31, 2023. In 2024, the effective income tax expense differs from the statutory rate primarily due to temporary timing differences related to interest expense, depreciation and stock-based compensation expense.  In 2023, the effective income tax expense was impacted by a $1.5 million discrete tax expense.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest

The Company has controlling interests in its Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys consolidated subsidiaries. The noncontrolling interests are subject to put/call agreements. The put options enable the minority holders, but do not obligate them, to sell the remaining interests to the Company. The Company has call options which enable it, but does not obligate it, to acquire the remaining interests in the subsidiaries, subject to certain dates, expirations and similar redemption value purchase measurements as the put options. See “Subsequent Events” for additional information.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended March 31,
	2024	2023
(In thousands)	(unaudited)
Beginning balance	$37,784	$27,886
Net (loss) income attributable to noncontrolling interest	(231)	157
Redemption value adjustment of put option	(860)	(2,090)
Distribution	(396)	(255)
Ending balance	$36,297	$25,698

Brand License Agreement – National Geographic

The Company is party to a brand license agreement with National Geographic, effective January 1, 2024, which includes a co-selling and co-marketing arrangement through which National Geographic promotes the Company’s offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes the Company’s expeditions through the Disney Signature Experiences platform and also allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee, which is included within selling and marketing expense. The fee is calculated based upon a percentage of substantially all ticket revenues, less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Beginning in 2026, the agreement has minimum royalties that increase annually through the end of the agreement term, which based on current performance are expected to be exceeded. During 2023, the Company operated under its former alliance and license agreement with National Geographic, where National Geographic sold the Company’s expeditions through its internal travel division in return for a commission fee and also allowed the Company to use the National Geographic name and logo in return for a royalty fee. Both the commission and royalty fees were recorded within selling and marketing expense.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2024 are as follows:

For the years ended December 31,	Amount
(In thousands)
2024 (nine months)	$7,592
2025	18,618
Total	$26,210

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended March 31,
	2024	2023
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$118,303	$115,498
Land Experiences	35,311	27,897
Total tour revenues	$153,614	$143,395
Operating income:
Lindblad	$7,783	$12,118
Land Experiences	67	348
Total operating income	$7,850	$12,466

For the three months ended March 31, 2024 and 2023, there was $2.8 million and $2.5 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2024	2023
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad	$10,482	$11,152
Land Experiences	835	656
Total depreciation and amortization	$11,317	$11,808

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of March 31, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Total Assets:
Lindblad	$686,355	$675,432
Land Experiences	181,683	155,865
Total assets	$868,038	$831,297

Intangibles, net:
Lindblad	$1,571	$1,592
Land Experiences	7,389	7,820
Total intangibles, net	$8,960	$9,412

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

NOTE 12—SUBSEQUENT EVENTS

During April 2024, Mr. Bressler exercised a portion of the put option on Natural Habitat, allowing the Company to acquire an additional 9.95% of Natural Habitat for $15.2 million, increasing its ownership to 90.1%.

During April 2024, the Company exercised a portion of its call option on DuVine, acquiring an additional 5% of the business and increasing its total ownership of DuVine to 75%, for $1.5 million.

During April 2024, the Company announced an agreement for the acquisition of Wineland-Thomson Adventures, Inc, an adventure travel group that primarily operates Tanzania safaris, camp and tours. The aggregate purchase price for Wineland-Thompson Adventures, which includes one U.S.-based company and four Tanzanian-based companies, will be approximately $30 million and will be financed through at least $24 million in cash and Lindblad stock of up to $6 million, with the final cash and stock amounts to be determined prior to the close of the transaction. The purchase price for the Tanzanian-based companies is approximately $11.2 million. The Company expects to complete the acquisition following required Tanzanian regulatory review and approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (the “2023 Annual Report”). Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its subsidiaries.

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

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts;

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs; and

●	those risks discussed herein and in Item 1A. Risk Factors in our 2023 Annual Report.

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

We currently operate a fleet of ten owned expedition ships and operate six seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended in November 2023 to the end of 2040 through a Brand License Agreement with National Geographic Partners, LLC (“National Geographic”), includes a co-selling, co-marketing and global branding arrangement whereby National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes our expeditions through the Disney Signature Experiences platform and our owned vessels carry the National Geographic name. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, DuVine, Off the Beaten Path and Classic Journeys brands.

2024 Highlights

During the first quarter we provided immersive expeditions to our guests across all of our ships including voyages to Antarctica, Patagonia, South Georgia and the Falkland Islands, Baja California’s Sea of Cortez, the Galápagos Islands, Central America, Australia, New Zealand, the South Pacific and elsewhere.

During April 2024, we increased our ownership of Natural Habitat to 90.1% for $15.2 million, as Mr. Bressler exercised a portion of his put option, and we exercised a portion of our call option on DuVine, increasing our ownership to 75% for $1.5 million.

During April 2024, we announced an agreement for the acquisition of Wineland-Thomson Adventures, Inc, an adventure travel company that primarily operates Tanzania safaris, camp and tours, for approximately $30.0 million in cash and Lindblad stock. We expect to complete the acquisition following required Tanzanian regulatory review and approval, which is expected to take at least three months.

We have substantial advanced reservations for future travel with bookings for the full year 2024 4% ahead of the bookings for 2024 at the same point in 2023 and over 20% ahead excluding carryover bookings in 2023.

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

Results of Operations — Consolidated

Our consolidated results for the three months ended March 31, 2024 and 2023 are set forth below. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended March 31,
(In thousands)	2024	2023	Change	%
Tour revenues	$153,614	$143,395	$10,219	7%

Cost of tours	79,302	72,050	7,252	10%
General and administrative	32,387	26,419	5,968	23%
Selling and marketing	22,758	20,652	2,106	10%
Depreciation and amortization	11,317	11,808	(491)	(4)%
Operating income	$7,850	$12,466	$(4,616)	(37)%
Net (loss) income	$(4,210)	$778	$(4,988)	NM
Undistributed loss per share available to stockholders:
Basic	$(0.10)	$(0.01)	$(0.09)
Diluted	$(0.10)	$(0.01)	$(0.09)

Comparison of the Three Months Ended March 31, 2024 and 2023 — Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2024 increased $10.2 million, or 7%, to $153.6 million, compared to $143.4 million for the three months ended March 31, 2023. The Lindblad segment tour revenues increased by $2.8 million, or 2%, and the Land Experiences segment increased $7.4 million, or 27%, primarily due to operating additional trips, higher pricing and increased other revenue.

Cost of Tours

Total cost of tours for the three months ended March 31, 2024 increased $7.3 million, or 10%, to $79.3 million, compared to $72.0 million for the three months ended March 31, 2023. The Lindblad segment cost of tours increased by $1.6 million, or 3%, and the Land Experiences segment increased $5.7 million, or 38%, primarily due to operating additional trips, higher costs, increased fuel pricing and higher expenses associated with increased other revenue.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 increased $6.0 million, or 23%, to $32.4 million, compared to $26.4 million for the three months ended March 31, 2023. At the Lindblad segment, general and administrative expenses increased $4.0 million, or 21%, from the prior year period, primarily due to higher personnel costs, increased information technology costs following the launch of our digital infrastructure and higher credit card commissions due to the strong booking environment. At the Land Experiences segment, general and administrative expenses increased $2.0 million, or 26%, primarily due to increased personnel costs related to operating additional trips and higher credit card commissions due to the strong booking environment.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2024 increased $2.1 million, or 10%, to $22.8 million, compared to $20.7 million for the three months ended March 31, 2023. At the Lindblad segment, selling and marketing expenses increased $2.3 million, or 14%, primarily due to higher royalties associated with the new National Geographic agreement. At the Land Experiences segment, selling and marketing expenses decreased $0.2 million, or 5%.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2024 decreased $0.5 million, or 4%, to $11.3 million, compared to $11.8 million for the three months ended March 31, 2023.

Other Income (Expense)

Other expense for the three months ended March 31, 2024, increased $1.7 million to $11.8 million from $10.1 million for the three months ended March 31, 2023, due primarily to a $1.1 million increase in interest expense, due to increased borrowings and higher interest rates related to our high yield offering in May 2023.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended March 31,
(In thousands)	2024	2023	Change	%
Tour revenues:
Lindblad	$118,303	$115,498	$2,805	2%
Land Experiences	35,311	27,897	7,414	27%
Total tour revenues	$153,614	$143,395	$10,219	7%
Operating income:
Lindblad	$7,783	$12,118	$(4,335)	(36)%
Land Experiences	67	348	(281)	(81)%
Total operating income	$7,850	$12,466	$(4,616)	(37)%
Adjusted EBITDA:
Lindblad	$20,472	$26,083	$(5,611)	(22)%
Land Experiences	1,134	1,103	31	3%
Total adjusted EBITDA	$21,606	$27,186	$(5,580)	(21)%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended March 31,
	2024	2023
Available Guest Nights	85,954	83,184
Guest Nights Sold	64,963	67,057
Occupancy	76%	81%
Maximum Guests	9,714	8,990
Number of Guests	7,508	7,354
Voyages	122	113

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2024	2023
Guest ticket revenues	$103,017	$102,614
Other tour revenue	15,286	12,884
Tour Revenues	118,303	115,498
Less: Commissions	(5,374)	(7,816)
Less: Other tour expenses	(8,152)	(7,458)
Net Yield	$104,777	$100,224
Available Guest Nights	85,954	83,184
Gross Yield per Available Guest Night	$1,376	$1,388
Net Yield per Available Guest Night	1,219	1,205

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2024	2023
Operating income	$7,783	$12,118
Cost of tours	58,682	57,095
General and administrative	22,466	18,566
Selling and marketing	18,890	16,567
Depreciation and amortization	10,482	11,152
Less: Commissions	(5,374)	(7,816)
Less: Other tour expenses	(8,152)	(7,458)
Net Yield	$104,777	$100,224

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2024	2023
Cost of tours	$58,682	$57,095
Plus: Selling and marketing	18,890	16,567
Plus: General and administrative	22,466	18,566
Gross Cruise Cost	100,038	92,228
Less: Commissions	(5,374)	(7,816)
Less: Other tour expenses	(8,152)	(7,458)
Net Cruise Cost	86,512	76,954
Less: Fuel Expense	(8,751)	(8,351)
Net Cruise Cost Excluding Fuel	77,761	68,603
Non-GAAP Adjustments:
Stock-based compensation	(2,116)	(2,803)
Other	(91)	(10)
Adjusted Net Cruise Cost Excluding Fuel	$75,554	$65,790
Adjusted Net Cruise Cost	$84,305	$74,141
Available Guest Nights	85,954	83,184
Gross Cruise Cost per Available Guest Night	$1,164	$1,109
Net Cruise Cost per Available Guest Night	1,006	925
Net Cruise Cost Excluding Fuel per Available Guest Night	905	825
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	879	791
Adjusted Net Cruise Cost per Available Guest Night	981	891

Comparison of the Three Months Ended March 31, 2024 and 2023 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2024 increased $2.8 million, or 2%, to $118.3 million, compared to $115.5 million for the three months ended March 31, 2023. The increase was primarily driven by other revenue.

Operating Income

Operating income of $7.8 million for the three months ended March 31, 2024 decreased $4.3 million compared to a $12.1 million for the three months ended March 31, 2023, as the increase in tour revenues was more than offset by higher operating expenses. Operating expenses included higher cost of tours, primarily due to increased fuel pricing and land costs, as well as expenses associated with the other revenue, higher sales and marketing costs, primarily due to increased royalties associated with the new National Geographic agreement and higher general and administrative costs, primarily due to increased personnel costs, increased information technology costs following the launch of our digital infrastructure and higher credit card commissions due to the revenue and bookings growth.

Comparison of Three Months Ended March 31, 2024 and 2023 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2024 increased $7.4 million, or 27%, to $35.3 million compared to $27.9 million for the three months ended March 31, 2023 primarily as a result of operating additional trips during the first quarter 2024 and higher pricing.

Operating Income

Operating income of $0.1 million for the three months ended March 31, 2024 decreased $0.2 million compared to a $0.3 million for the three months ended March 31, 2023, as the increase in tour revenue was more than offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth and the impact of foreign currency on operating expenses.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA Consolidated

Consolidated	For the three months ended March 31,
(In thousands)	2024	2023
Net (loss) income	$(4,210)	$778
Interest expense, net	11,585	10,467
Income tax expense	244	1,543
Depreciation and amortization	11,317	11,808
(Gain) loss on foreign currency	239	(152)
Other expense (income)	(8)	(170)
Stock-based compensation	2,116	2,902
Other	323	10
Adjusted EBITDA	$21,606	$27,186

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income to Adjusted EBITDA Lindblad Segment

Lindblad Segment	For the three months ended March 31,
(In thousands)	2024	2023
Operating income	$7,783	$12,118
Depreciation and amortization	10,482	11,152
Stock-based compensation	2,116	2,803
Other	91	10
Adjusted EBITDA	$20,472	$26,083

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2024	2023
Operating income	$67	$348
Depreciation and amortization	835	656
Stock-based compensation	-	99
Other	232	-
Adjusted EBITDA	$1,134	$1,103

Liquidity and Capital Resources

As of March 31, 2024, the Company had $177.7 million in unrestricted cash and cash equivalents and $46.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of March 31, 2024, we had $635.1 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Three Months Ended March 31, 2024 and 2023

Net cash provided by operating activities was $43.9 million for the three months ended March 31, 2024 compared to $2.1 million for the same period in 2023. The $41.8 million increase is primarily due to increased cash received from guests for future travel.

Net cash used in investing activities was $6.5 million for the three months ended March 31, 2024 compared to $8.7 million in cash provided by investing activities during the same period in 2023. 2024 primarily included capital expenditures on our vessels and our digital transformation initiatives, while 2023 primarily included divesting of marketable securities, partially offset by capital expenditures on our vessels and our digital transformation initiatives.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2024 compared to $6.1 million for the same period in 2023. 2024 primarily included income tax withholdings for stock-based compensation, while 2023 primarily included principal payments on our prior export credit agreements.

Funding Sources

Debt Facilities

6.75% Notes

On February 4, 2022, we issued $360.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “6.75% Notes”) in a private offering. The 6.75% Notes bear interest at a rate of 6.75% per year and is payable semiannually in arrears on February 15 and August 15 of each year. The 6.75% Notes will mature on February 15, 2027, subject to earlier repurchase or redemption. We used the net proceeds from the offering to prepay in full all outstanding borrowings under our prior credit agreement, including the term facility, Main Street Loan, and revolving credit facility, to pay any related premiums and to terminate in full our prior credit agreement and the commitments thereunder. The 6.75% Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all of our and the Guarantors’ assets. We may redeem the 6.75% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of March 31, 2024, we had no borrowings under the Revolving Credit Facility.

9.00% Notes

On May 2, 2023, we issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. The 9.00% Notes bear interest at a rate of 9.00% per year and is payable semiannually in arrears on May 15 and November 15 of each year. The 9.00% Notes will mature on May 15, 2028, subject to earlier repurchase or redemption. The net proceeds from the offering were used to prepay in full all outstanding borrowings under our prior senior secured credit agreements, to pay any related premiums and to terminate in full the prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes are senior unsecured obligations and are guaranteed (i) on a senior secured basis by certain of our subsidiaries (collectively, the “Secured Guarantors”) and secured by a first-priority lien, subject to permitted liens and certain exceptions, on the equity and substantially all the assets of the Secured Guarantors, and (ii) on a senior unsecured basis by certain of our other subsidiaries. We may redeem the 9.00% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Other

Our DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Covenants

The 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. As of March 31, 2024, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2024, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of March 31, 2024, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 8.1 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of March 31, 2024, we had a working capital deficit of $71.0 million, and as of December 31, 2023, we had a working capital deficit of $74.7 million.

Critical Accounting Policies

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. For a detailed discussion of our Critical Accounting Policies, please see our 2023 Annual Report, where we have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application. There have been no significant changes to our accounting policies from those disclosed in the 2023 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of March 31, 2024, no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2023 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2023 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2024.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2024	20,880	$9.27	$-	$11,974,787
February 1 through February 29, 2024	308	9.10	-	11,974,787
March 1 through March 31, 2024	56,374	9.33	-	11,974,787
Total	77,562		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2024.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Craig Felenstein
Craig Felenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)