Form 10-Q
period 2024-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2024-08-08
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, 54,318,812 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2024

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$168,123	$156,845
Restricted cash	49,537	30,499
Prepaid expenses and other current assets	65,902	57,158
Total current assets	283,562	244,502

Property and equipment, net	515,870	526,002
Goodwill	42,017	42,017
Intangibles, net	8,508	9,412
Other long-term assets	8,380	9,364
Total assets	$858,337	$831,297

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$319,655	$252,199
Accounts payable and accrued expenses	61,222	65,055
Long-term debt - current	46	47
Lease liabilities - current	1,591	1,923
Total current liabilities	382,514	319,224

Long-term debt, less current portion	623,585	621,778
Deferred tax liabilities	6,306	2,118
Other long-term liabilities	1,386	1,943
Total liabilities	1,013,791	945,063

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	75,800	73,514
Redeemable noncontrolling interests	24,233	37,784
	100,033	111,298

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 53,564,680 and 53,390,082 issued, 53,506,748 and 53,332,150 outstanding as of June 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	99,351	97,139
Accumulated deficit	(354,844)	(322,208)
Total stockholders' deficit	(255,487)	(225,064)
Total liabilities, mezzanine equity and stockholders' deficit	$858,337	$831,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Tour revenues	$136,499	$124,798	$290,113	$268,194

Operating expenses:
Cost of tours	78,641	77,654	157,943	149,703
General and administrative	34,148	29,155	66,535	55,574
Selling and marketing	18,281	15,158	41,038	35,810
Depreciation and amortization	13,637	11,331	24,954	23,139
Total operating expenses	144,707	133,298	290,470	264,226

Operating (loss) income	(8,208)	(8,500)	(357)	3,968

Other (expense) income:
Interest expense, net	(11,321)	(11,645)	(22,906)	(22,112)
(Loss) gain on foreign currency	(12)	348	(251)	500
Other income (expense)	-	(3,867)	8	(3,696)
Total other expense	(11,333)	(15,164)	(23,149)	(25,308)

Loss before income taxes	(19,541)	(23,664)	(23,506)	(21,340)
Income tax expense	4,453	41	4,697	1,584

Net loss	(23,994)	(23,705)	(28,203)	(22,924)
Net income attributable to noncontrolling interest	673	765	442	922
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(24,667)	(24,470)	(28,645)	(23,846)
Series A redeemable convertible preferred stock dividend	1,150	1,083	2,287	2,155

Net loss available to stockholders	$(25,817)	$(25,553)	$(30,932)	$(26,001)

Weighted average shares outstanding
Basic	53,500,084	53,245,491	53,436,128	53,186,796
Diluted	53,500,084	53,245,491	53,436,128	53,186,796

Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.48)	$(0.58)	$(0.49)
Diluted	$(0.48)	$(0.48)	$(0.58)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Net loss	$(23,994)	$(23,705)	$(28,203)	$(22,924)
Other comprehensive income:
Total other comprehensive income	-	-	-	-
Total comprehensive loss	(23,994)	(23,705)	(28,203)	(22,924)
Less: comprehensive income attributive to non-controlling interest	673	765	442	922
Comprehensive loss attributable to stockholders	$(24,667)	$(24,470)	$(28,645)	$(23,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	53,524,606	$5	$99,059	$(326,463)	$(227,399)
Stock-based compensation	-	-	2,718	-	2,718
Net activity related to equity compensation plans	40,074	1	(502)	-	(501)
Redeemable noncontrolling interest	-	-	(1,924)	(2,564)	(4,488)
Series A preferred stock dividend	-	-	-	(1,150)	(1,150)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(24,667)	(24,667)
Balance as of June 30, 2024	53,564,680	$6	$99,351	$(354,844)	$(255,487)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$(225,064)
Stock-based compensation	-	-	4,833	-	4,833
Net activity related to equity compensation plans	174,598	1	(697)	-	(696)
Redeemable noncontrolling interest	-	-	(1,924)	(1,704)	(3,628)
Series A preferred stock dividend	-	-	-	(2,287)	(2,287)
Net loss attributable to Lindblad Expeditions Holdings, Inc	-	-	-	(28,645)	(28,645)
Balance as of June 30, 2024	53,564,680	$6	$99,351	$(354,844)	$(255,487)

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	53,243,007	$5	$86,741	$(264,888)	$(178,142)
Stock-based compensation	-	-	3,390	-	3,390
Net activity related to equity compensation plans	77,539	-	(530)	-	(530)
Redeemable noncontrolling interest	-	-	-	(4,050)	(4,050)
Series A preferred shares dividend	-	-	-	(1,083)	(1,083)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(24,470)	(24,470)
Balance as of June 30, 2023	$53,320,546	$5	$89,601	$(294,491)	$(204,885)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	6,292	-	6,292
Net activity related to equity compensation plans	143,109	-	(541)	-	(541)
Redeemable noncontrolling interest	-	-	-	(1,960)	(1,960)
Series A preferred shares dividend	-	-	-	(2,155)	(2,155)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(23,846)	(23,846)
Balance as of June 30, 2023	53,320,546	$5	$89,601	$(294,491)	$(204,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(28,203)	$(22,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,954	23,139
Amortization of deferred financing costs and other, net	1,847	1,509
Amortization of right-to-use lease assets	839	711
Stock-based compensation	4,833	6,292
Deferred income taxes	4,188	1,501
Loss (gain) on foreign currency	251	(500)
Write-off of unamortized issuance costs related to debt refinancing	-	3,860
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,744)	(7,740)
Unearned passenger revenues	67,456	27,824
Other long-term assets	120	(1,046)
Other long-term liabilities	-	(3)
Accounts payable and accrued expenses	(4,088)	(12,395)
Operating lease liabilities	(887)	(724)
Net cash provided by operating activities	62,566	19,504

Cash Flows From Investing Activities
Purchases of property and equipment	(13,893)	(14,718)
Sale of securities	-	15,163
Net cash (used in) provided by investing activities	(13,893)	445

Cash Flows From Financing Activities
Additional acquisition of redeemable noncontrolling interest	(16,720)	-
Proceeds from long-term debt	-	275,000
Repayments of long-term debt	(24)	(205,693)
Payment of deferred financing costs	(17)	(7,043)
Repurchase under stock-based compensation plans and related tax impacts	(1,596)	(796)
Net cash (used in) provided by financing activities	(18,357)	61,468
Net increase in cash, cash equivalents and restricted cash	30,316	81,417
Cash, cash equivalents and restricted cash at beginning of period	187,344	116,024

Cash, cash equivalents and restricted cash at end of period	$217,660	$197,441

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$24,785	$18,232
Income taxes	201	206
Non-cash investing and financing activities:
Non-cash preferred stock dividend	2,287	2,155

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

●

DuVine offers intimate group cycling and adventure tours around the world with local cycling experts as guides, immersive in local cultural, cuisine and high-quality accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain, while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland, and wine tastings in the world-class vineyards of Napa and Sonoma.

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

Recently Adopted Accounting Pronouncements

During  November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 ― Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve and enhance disclosures about reportable segments’ significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after  December 15, 2023 and interim periods beginning after  December 15, 2024. The Company adopted this guidance  January 1, 2024 for its annual reporting, as required, and for its interim reporting will adopt  January 1, 2025, as required. These amendments require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment operating results.

Recent Accounting Pronouncements

During  December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company will adopt this guidance  January 1, 2025 for its annual reporting, as required. These amendments will increase the Company’s disclosures related to income taxes.

During March 2024, FASB issued ASU 2024-01 ― Compensation—Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards. The amendments in this ASU add illustrative examples to help demonstrate how an entity should apply the scope guidance in paragraph ASU 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The Company will adopt this guidance January 1, 2025, as required, and does not believe it will have a material impact the Company's financial statements.

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

For the three and six months ended June 30, 2024 and 2023, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the three and six months ended June 30, 2024, 0.8 million unvested restricted shares, 2.7 million shares issuable upon exercise of options and 8.2 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three and six months ended June 30, 2023, 0.7 million unvested restricted shares, 1.9 million shares issuable upon exercise of options and 7.7 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(24,667)	$(24,470)	$(28,645)	$(23,846)
Series A redeemable convertible preferred stock dividend	1,150	1,083	2,287	2,155
Undistributed loss available to stockholders	$(25,817)	$(25,553)	$(30,932)	$(26,001)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,500,084	53,245,491	53,436,128	53,186,796
Total weighted average shares outstanding, diluted	53,500,084	53,245,491	53,436,128	53,186,796

Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.48)	$(0.58)	$(0.49)
Diluted	$(0.48)	$(0.48)	$(0.58)	$(0.49)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  June 30, 2024 and December 31, 2023, the Company has $319.7 million and $252.2 million, related to unearned passenger revenue, respectively.

Contract Liabilities
(In thousands)
Balance as of December 31, 2023	$93,906
Recognized in tour revenues during the period	(278,898)
Additional contract liabilities in period	338,940
Balance as of June 30, 2024	$153,948

The following table disaggregates our tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	67%	64%	65%	62%
Agencies	19%	20%	20%	22%
Affinity	5%	6%	5%	6%
Guest ticket revenue	91%	90%	90%	90%
Other tour revenue	9%	10%	10%	10%
Tour revenues	100%	100%	100%	100%
(a)	Under the brand license agreement between the Company and National Geographic, effective January 1, 2024, National Geographic no longer receives commissions on sales bookings through the former National Geographic sales channel as the co-selling arrangement operates as direct sales through the Company’s booking system. In the three and six months ended June 30, 2023, the National Geographic sales channel accounted for 11% and 13%, respectively, of the Company’s consolidated guest ticket revenue. In the table above, 2023 guest ticket revenues derived through the National Geographic sales channel have been classified as direct sales for comparison purposes.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of June 30,
	2024	2023
(In thousands)	(unaudited)
Cash and cash equivalents	$168,123	$142,950
Restricted cash	49,537	54,491
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$217,660	$197,441

Restricted cash consists of the following:

	As of June 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Credit card processor reserves	$12,750	$20,250
Federal Maritime Commission and other escrow	35,083	8,958
Certificates of deposit and other restricted securities	1,704	1,291
Total restricted cash	$49,537	$30,499

Prepaid expenses and other current assets are as follows:

	As of June 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Prepaid tour expenses	$34,739	$26,123
Other	31,163	31,035
Total prepaid expenses and other current assets	$65,902	$57,158

Accounts payable and accrued expenses are as follows:

	As of June 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Accrued other expense	$52,764	$48,901
Accounts payable	8,458	16,154
Total accounts payable and accrued expenses	$61,222	$65,055

NOTE 5—LONG-TERM DEBT

	As of June 30, 2024			As of December 31, 2023
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(5,674)	$354,326	$360,000	$(6,771)	$353,229
9.00% Notes	275,000	(5,749)	269,251	275,000	(6,481)	268,519
Other	54	-	54	77	-	77
Total long-term debt	635,054	(11,423)	623,631	635,077	(13,252)	621,825
Less current portion	(46)	-	(46)	(47)	-	(47)
Total long-term debt, non-current	$635,008	$(11,423)	$623,585	$635,030	$(13,252)	$621,778

For the three and six months ended June 30, 2024, $0.9 million and $1.9 million, respectively, of deferred financing costs were charged to interest expense, and for the three and six months ended  June 30, 2023, $0.8 million and $1.5 million, respectively, of deferred financing costs were charged to interest expense.

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

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of June 30, 2024, the Company had no borrowings under the Revolving Credit Facility.

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

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. The Company was in compliance with its covenants in effect as of June 30, 2024.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of June 30, 2024 to be $642.8 million based on the terms of the agreements and comparable market data as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No shares were repurchased during the six months ended June 30, 2024. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2024.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2024, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of June 30, 2024, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.2 million and $2.3 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.2 million for the three and six months ended  June 30, 2023, respectively. As of June 30, 2024, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 8.2 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of June 30, 2024, 1.7 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $2.7 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and $3.4 million and $6.3 million during the three and six months ended  June 30, 2023, respectively.

Long-Term Incentive Compensation

During the six months ended June 30, 2024, the Company awarded 371,333 restricted stock units (“RSUs”) with a weighted average grant price of $8.76. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the six months ended June 30, 2024, the Company awarded 70,378 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.33. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

Stock option information for the six months ended June 30, 2024 is below.

Stock Option Grants
2024
Number of options awarded	1,944,319
Stock price	$7.40 - 8.44
Exercise price	$7.40 - 8.44
Dividend yield	0.00%
Expected Volatility	64.6 - 77.8%
Risk-free interest rate	3.63 - 4.48%
Expected term (in years)	5.0 - 6.25

As of June 30, 2024 and December 31, 2023, options to purchase an aggregate of 2.7 million and 0.9 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $8.84 and $10.55, respectively, were outstanding. As of June 30, 2024, 1.8 million options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a one-time right to elect to receive 50% of such award early, which is calculated based on performance through December 31, 2023. As of result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. In 2023, the Company determined it was probable the performance condition would be met related to this award and recorded all expense related to it. The performance condition related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three and six months ended  June 30, 2024, stock-based compensation expense related to this award was $0.8 million and $1.5 million, respectively.

NOTE 9—INCOME TAXES

As of June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and six months ended June 30, 2024 was an expense of 22.8% and 20.0%, respectively, versus an expense of 0.2% and 7.4%, for the three and six months ended June 30, 2023, respectively. In 2024, the effective income tax expense differs from the statutory rate primarily due to the timing of losses and the valuation allowance against such losses; temporary timing differences related to interest expense, depreciation and stock-based compensation expense.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Redeemable Non-Controlling Interest

The Company has controlling interests in its Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys consolidated subsidiaries. The noncontrolling interests are subject to put/call agreements. The put options enable the minority holders, but do not obligate them, to sell the remaining interests to the Company. The Company has call options which enable it, but do not obligate it, to acquire the remaining interests in the subsidiaries, subject to certain dates, expirations and similar redemption value purchase measurements as the put options.

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

During April 2024, Mr. Bressler exercised a portion of the put option on Natural Habitat, allowing the Company to acquire an additional 9.95% of Natural Habitat for $15.2 million, increasing its ownership to 90.1%. Additionally, during April 2024, the Company exercised a portion of its call option on DuVine, acquiring an additional 5% of the business and increasing its total ownership of DuVine to 75%, for $1.5 million.

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Beginning balance	$36,297	$25,698	$37,784	$27,886
Net income attributable to noncontrolling interest	673	765	442	922
Redemption value adjustment of put option	2,564	4,050	1,704	1,960
Redemption of put and/or call options	(14,797)	-	(14,797)	-
Distribution	(504)	-	(900)	(255)
Ending balance	$24,233	$30,513	$24,233	$30,513

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

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2024 are as follows:

For the years ended December 31,	Amount
(In thousands)
2024 (six months)	$4,268
2025	18,752
2026	612
Total	$23,632

Other

The Company had an agreement for the acquisition of Wineland-Thomson Adventures, Inc., (“Wineland-Thomson Adventures”) an adventure travel group that primarily operates Tanzania safaris, camp and tours and the acquisition was completed July 31, 2024. The aggregate purchase price for Wineland-Thomson Adventures, which includes a U.S.-based company and multiple Tanzanian-based companies, is $30.0 million, consisting of $24.0 million in cash and $6.0 million of Lindblad common stock. The purchase price for the Tanzanian-based companies is $11.2 million.

The Company has an agreement for the acquisition of Torcatt Enterprises Limitada, a holding company that operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition is expected to close January 2025.

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$93,053	$87,412	$211,356	$202,910
Land Experiences	43,446	37,386	78,757	65,284
Total tour revenues	$136,499	$124,798	$290,113	$268,194
Operating (loss) income:
Lindblad	$(9,372)	$(11,043)	$(1,589)	$1,076
Land Experiences	1,164	2,543	1,232	2,892
Operating (loss) income	$(8,208)	$(8,500)	$(357)	$3,968

For the three and six months ended June 30, 2024, there was $1.0 million and $3.8 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and six months ended  June 30, 2023, there was $1.6 million and $4.0 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad	$12,749	$10,338	$23,231	$21,490
Land Experiences	888	993	1,723	1,649
Total depreciation and amortization	$13,637	$11,331	$24,954	$23,139

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of June 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Total Assets:
Lindblad	$648,425	$675,432
Land Experiences	209,912	155,865
Total assets	$858,337	$831,297

Intangibles, net:
Lindblad	$1,549	$1,592
Land Experiences	6,959	7,820
Total intangibles, net	$8,508	$9,412

Goodwill:
Lindblad	$-	$-
Land Experiences	42,017	42,017
Total goodwill	$42,017	$42,017

NOTE 12—SUBSEQUENT EVENTS

On July 31, 2024, Lindblad, through its land-based subsidiary Natural Habitat, closed the previously announced acquisition contemplated by that Purchase and Sale Agreement dated April 29, 2024 with WTA Holding Corp. to acquire Wineland-Thomson Adventures, Inc. and other related entities (“WTA”) to further expand our land-based experiential travel offerings and increase our addressable market. WTA consists of four adventure travel brands, including the respected Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country. Thomson Safaris was founded on the principles of quality and integrity, with the goal of leading socially responsible and positively impactful light-treading safari tours. Today, the brand’s name has earned its place as one of the top safari outfitters in the world, being recognized with consecutive accolades from trusted publications, like Condé Nast Traveler Best Travel Specialists in the World and Travel + Leisure World’s Best Awards. In addition to its adventure travel brands, the WTA acquisition includes three leading Tanzania safari tour operators (collectively, the “Tanzanian Companies”)—the historic award-winning Gibb’s Farm lodge—an 80-acre sanctuary for the senses located near the Ngorongoro Crate, the industry-leading operator of Kilimanjaro treks Nature Discovery, Limited, which has more than 30 years of experience and is the recommended Tanzanian partner for over 20 specialist trekking and safari travel agents around the world, and Thomson Safaris Limited. Pursuant to the agreement, the Company has the option to acquire Tanzania Conservation Limited. The aggregate purchase price for WTA and the Tanzanian Companies was $24.0 million and $6.0 million in Lindblad common stock, representing 682,593 shares.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●

adverse general economic factors, such as fluctuating or increasing levels of interest rates, taxes, inflation, unemployment and perceptions of these and similar conditions that decrease the level of disposable income of consumers or consumer confidence that negatively impact the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to the COVID-19 virus or other health pandemic, the civil unrest in Ecuador, the Israel-Hamas war, the Russia-Ukraine conflict, political unrest, terrorism, war, the impact of the November 2024 U.S. Presidential election, the denial and/or unavailability of ports of call, or another unexpected event in destinations we visit;

●

events and conditions around the world, including war and other military actions, such as the civil unrest in Ecuador, the Israel-Hamas war, the current conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully close merger and acquisition transactions and integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts;

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs; and

●	those risks discussed in Item 1A. Risk Factors in our 2023 Annual Report.

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

We currently operate a fleet of ten owned expedition ships and operate six seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended in November 2023 to the end of 2040 through a Brand License Agreement with National Geographic Partners, LLC (“National Geographic”), includes a co-selling, co-marketing and global branding arrangement whereby National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes our expeditions through the Disney Signature Experiences platform and our owned vessels carry the National Geographic name. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests are able to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

2024 Highlights

During the six months ended June 30, 2024, we provided immersive expeditions to our guests across all our ships including voyages to Alaska, Antarctica, the Arctic, Baja California’s Sea of Cortez, British Columbia, the Channel Islands, the Galápagos Islands, Greece, Iceland, the Pacific Northwest, Patagonia, Spain, South Georgia and the Falkland Islands, Central America, Australia, New Zealand, the South Pacific and elsewhere. Our Land Experiences guests traveled on adventures to locations such as Costa Rica, the Amazon, Brazil’s Pantanal, Mexico, China, India, Sri Lanka, Borneo, Bhutan, Africa including Kenya, Tanzania, Botswana, South Africa and Madagascar, Portugal, Italy, the Cotswold’s, Croatia, France, Spain, Alaska, Yellowstone National Park and Canyons Southwest USA.

During April 2024, we increased our ownership of Natural Habitat to 90.1% for $15.2 million, as Mr. Bressler, President of Natural Habitat, exercised a portion of his put option, and we exercised a portion of our call option on DuVine, increasing our ownership to 75% for $1.5 million.

During June 2024, we announced an agreement for the acquisition of Torcatt Enterprises Limitada, a holding company that operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition will expand our vessels and guest capacity in one of our core markets. We expect the acquisition to close January 2025.

Following the end of the quarter, on July 31, 2024, we acquired Wineland-Thomson Adventures, Inc., and other related entities, (“WTA”) to further expand our land-based experiential travel offerings and increase our addressable market, for $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. WTA consists of four adventure travel brands, including the respected Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country, was founded on the principles of quality and integrity, with the goal of leading socially responsible and positively impactful light-treading safari tours. In addition to its adventure travel brands, the acquisition includes three leading Tanzania tour operators, the historic award-winning Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crate, the industry-leading operator of Kilimanjaro treks Nature Discovery, Limited, which has more than 30 years of experience and is the recommended Tanzanian partner for over 20 specialist trekking and safari travel agents around the world, and Thomson Safaris Limited.

We have substantial advanced reservations for future travel with bookings for the full year 2024 6% ahead of the bookings for 2024 at the same point in 2023 and over 29% ahead excluding carryover bookings in 2023.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, the debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

Results of Operations — Consolidated

Our consolidated results for the three and six months ended June 30, 2024 and 2023 are set forth below.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2024	2023	Change	%	2024	2023	Change	%
Tour revenues	$136,499	$124,798	$11,701	9%	$290,113	$268,194	$21,919	8%

Cost of tours	78,641	77,654	987	1%	157,943	149,703	8,240	6%
General and administrative	34,148	29,155	4,993	17%	66,535	55,574	10,961	20%
Selling and marketing	18,281	15,158	3,123	21%	41,038	35,810	5,228	15%
Depreciation and amortization	13,637	11,331	2,306	20%	24,954	23,139	1,815	8%
Operating (loss) income	$(8,208)	$(8,500)	$292	3%	$(357)	$3,968	$(4,325)	(109)%
Net loss	$(23,994)	$(23,705)	$(289)	(1)%	$(28,203)	$(22,924)	$(5,279)	(23)%
Undistributed loss per share available to stockholders:
Basic	$(0.48)	$(0.48)	$(0.01)		$(0.58)	$(0.49)	$(0.09)
Diluted	$(0.48)	$(0.48)	$(0.01)		$(0.58)	$(0.49)	$(0.09)

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 — Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2024 increased $11.7 million, or 9%, to $136.5 million, compared to $124.8 million for the three months ended June 30, 2023. The Lindblad segment tour revenues increased by $5.6 million, or 6%, and the Land Experiences segment increased $6.1 million, or 16%, primarily due to operating additional trips, increased guest counts and higher pricing.

Tour revenues for the six months ended June 30, 2024 increased $21.9 million, or 8%, to $290.1 million, compared to $268.2 million for the six months ended June 30, 2023. The Lindblad segment tour revenues increased by $8.4 million, or 4%, and the Land Experiences segment increased $13.5 million, or 21%, primarily due to operating additional trips, increased guest counts, higher pricing and increased other revenue.

Cost of Tours

Total cost of tours for the three months ended June 30, 2024 increased $1.0 million, or 1%, to $78.6 million, compared to $77.7 million for the three months ended June 30, 2023. The Lindblad segment cost of tours decreased by $2.1 million, or 4%, partially due to lower port costs, resulting from cancelled voyages, and lower fuel expense. The Land Experiences segment increased $3.1 million, or 14%, primarily due to operating additional trips and higher operating costs.

Total cost of tours for the six months ended June 30, 2024 increased $8.2 million, or 6%, to $157.9 million, compared to $149.7 million for the six months ended June 30, 2023. The Lindblad segment cost of tours decreased by $0.5 million. The Land Experiences segment increased $8.7 million, or 23%, primarily due to operating additional trips, higher costs and impact of foreign currency on operating expenses.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 increased $4.9 million, or 17%, to $34.1 million, compared to $29.2 million for the three months ended June 30, 2023. At the Lindblad segment, general and administrative expenses increased $1.6 million, or 8%, from the prior year period, primarily due to higher personnel costs, increased information technology costs and transaction-related costs. At the Land Experiences segment, general and administrative expenses increased $3.3 million, or 40%, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment, and transaction-related costs.

General and administrative expenses for the six months ended June 30, 2024 increased $10.9 million, or 20%, to $66.5 million, compared to $55.6 million for the six months ended June 30, 2023. At the Lindblad segment, general and administrative expenses increased $5.5 million, or 14%, from the prior year period, primarily due to higher personnel costs, higher credit card commissions due to the strong booking environment, increased information technology costs and transaction-related costs. At the Land Experiences segment, general and administrative expenses increased $5.4 million, or 33%, primarily due to increased personnel costs related to operating additional trips, higher credit card commissions due to the strong booking environment, and transaction-related costs.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2024 increased $3.1 million, or 21%, to $18.3 million, compared to $15.2 million for the three months ended June 30, 2023. At the Lindblad segment, selling and marketing expenses increased $2.0 million, or 17%, primarily due to higher royalties associated with the new National Geographic agreement and increased marketing spend to support future growth. At the Land Experiences segment, selling and marketing expenses increased $1.1 million, or 37%, primarily due to increased marketing spend to drive future bookings and higher commissions related to revenue growth.

Selling and marketing expenses for the six months ended June 30, 2024 increased $5.2 million, or 15%, to $41.0 million, compared to $35.8 million for the six months ended June 30, 2023. At the Lindblad segment, selling and marketing expenses increased $4.3 million, or 15%, primarily due to higher royalties associated with the new National Geographic agreement and increased marketing spend to support future growth. At the Land Experiences segment, selling and marketing expenses increased $0.9 million, or 12%, primarily due to primarily due to increased marketing spend to drive future bookings.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2024 increased $2.3 million, or 20%, to $13.6 million, compared to $11.3 million for the three months ended June 30, 2023.

Depreciation and amortization expenses for the six months ended June 30, 2024 increased $1.8 million, or 8%, to $24.9 million, compared to $23.1 million for the six months ended June 30, 2023.

Other Income (Expense)

Other expense for the three months ended June 30, 2024, decreased $3.8 million to $11.3 million from $15.2 million for the three months ended June 30, 2023, due primarily to the May 2023 write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements.

Other expense for the six months ended June 30, 2024, decreased $2.2 million to $23.1 million from $25.3 million for the six months ended June 30, 2023, due primarily to the May 2023 write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements, partially offset by a $0.8 million increase in interest expense and a $0.8 million increased loss on foreign exchange.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2024	2023	Change	%	2024	2023	Change	%
Tour revenues:
Lindblad	$93,053	$87,412	$5,641	6%	$211,356	$202,910	$8,446	4%
Land Experiences	43,446	37,386	6,060	16%	78,757	65,284	13,473	21%
Total tour revenues	$136,499	$124,798	$11,701	9%	$290,113	$268,194	$21,919	8%
Operating (loss) income:
Lindblad	$(9,372)	$(11,043)	$1,671	15%	$(1,589)	$1,076	$(2,665)	(248)%
Land Experiences	1,164	2,543	(1,379)	(54)%	1,232	2,892	(1,660)	(57)%
Operating (loss) income	$(8,208)	$(8,500)	$292	3%	$(357)	$3,968	$(4,325)	(109)%
Adjusted EBITDA:
Lindblad	$6,541	$2,685	$3,856	144%	$27,013	$28,769	$(1,756)	(6)%
Land Experiences	3,843	3,536	307	9%	4,977	4,640	337	7%
Total adjusted EBITDA	$10,384	$6,221	$4,163	67%	$31,990	$33,409	$(1,419)	(4)%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Available Guest Nights	77,404	74,186	163,358	157,370
Guest Nights Sold	60,174	55,092	125,137	122,149
Occupancy	78%	74%	77%	78%
Maximum Guests	9,562	9,510	19,276	18,500
Number of Guests	7,773	7,384	15,281	14,738
Voyages	121	117	243	230

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2024	2023	2024	2023
Guest ticket revenues	$83,570	$76,289	$186,587	$178,903
Other tour revenue	9,483	11,123	24,769	24,007
Tour Revenues	93,053	87,412	211,356	202,910
Less: Commissions	(3,205)	(5,448)	(8,579)	(13,265)
Less: Other tour expenses	(5,206)	(5,269)	(13,358)	(12,727)
Net Yield	$84,642	$76,695	$189,419	$176,918
Available Guest Nights	77,404	74,186	163,358	157,370
Gross Yield per Available Guest Night	$1,202	$1,178	$1,294	$1,289
Net Yield per Available Guest Night	1,094	1,034	1,160	1,124

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Operating (loss) income	$(9,372)	$(11,043)	$(1,589)	$1,076
Cost of tours	53,161	55,276	111,843	112,371
General and administrative	22,335	20,687	44,801	39,252
Selling and marketing	14,180	12,154	33,070	28,721
Depreciation and amortization	12,749	10,338	23,231	21,490
Less: Commissions	(3,205)	(5,448)	(8,579)	(13,265)
Less: Other tour expenses	(5,206)	(5,269)	(13,358)	(12,727)
Net Yield	$84,642	$76,695	$189,419	$176,918

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2024	2023	2024	2023
Cost of tours	$53,161	$55,276	$111,843	$112,371
Plus: Selling and marketing	14,180	12,154	33,070	28,721
Plus: General and administrative	22,335	20,687	44,801	39,252
Gross Cruise Cost	89,676	88,117	189,714	180,344
Less: Commissions	(3,205)	(5,448)	(8,579)	(13,265)
Less: Other tour expenses	(5,206)	(5,269)	(13,358)	(12,727)
Net Cruise Cost	81,265	77,400	167,777	154,352
Less: Fuel Expense	(5,684)	(6,153)	(14,435)	(14,504)
Net Cruise Cost Excluding Fuel	75,581	71,247	153,342	139,848
Non-GAAP Adjustments:
Stock-based compensation	(2,541)	(3,390)	(4,656)	(6,193)
Transaction-related costs	(252)	-	(344)	-
Reorganization costs	(371)	-	(371)	-
Other	-	-	-	(10)
Adjusted Net Cruise Cost Excluding Fuel	$72,417	$67,857	$147,971	$133,645
Adjusted Net Cruise Cost	$78,101	$74,010	$162,406	$148,149
Available Guest Nights	77,404	74,186	163,358	157,370
Gross Cruise Cost per Available Guest Night	$1,159	$1,188	$1,161	$1,146
Net Cruise Cost per Available Guest Night	1,050	1,043	1,027	981
Net Cruise Cost Excluding Fuel per Available Guest Night	976	960	939	889
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	936	915	906	849
Adjusted Net Cruise Cost per Available Guest Night	1,009	998	994	941

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2024 increased $5.6 million, or 6%, to $93.1 million, compared to $87.4 million for the three months ended June 30, 2023. The increase was primarily driven by higher guest ticket revenue due to increased occupancy, with a 9% increase in guest nights sold as occupancy increased to 78% in the quarter compared to 74% in 2023, and net yield per available guest night increased 6% from 2023 to $1,094.

Tour revenues for the six months ended June 30, 2024 increased $8.4 million, or 4%, to $211.4 million, compared to $202.9 million for the six months ended June 30, 2023. The increase was primarily driven by higher guest ticket revenue due to increased pricing and a 2% increase in guest nights sold. Net yield per available guest night increased 3% to $1,160 as compared with 2023.

Operating Income

Operating loss of $9.4 million for the three months ended June 30, 2024 decreased $1.6 million compared to a loss of $11.0 million for the three months ended June 30, 2023, as the increase in tour revenues was partially offset by higher operating expenses. Operating expenses included a decrease in cost of tours, offset by expenses associated with the increased revenue, including higher sales and marketing costs, primarily due to increased royalties associated with the new National Geographic agreement and increased marketing spend to support future growth, and higher general and administrative costs, primarily due to increased personnel costs, increased information technology costs and transaction-related costs.

During the six months ended June 30, 2024, we incurred an operating loss of $1.6 million compared to operating income of $1.1 million for the six months ended June 30, 2023, as the increase in tour revenues was more than offset by higher operating expenses. Operating expenses included expenses associated with increased revenue, including higher sales and marketing costs, primarily due to increased royalties associated with the new National Geographic agreement and marketing spend to drive future booking growth, and higher general and administrative costs, primarily due to increased personnel costs, higher credit card commissions due to the revenue and bookings growth, increased information technology costs and transaction-related costs.

Comparison of Three and Six Months Ended June 30, 2024 and 2023 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2024 increased $6.1 million, or 16%, to $43.4 million compared to $37.4 million for the three months ended June 30, 2023 primarily as a result of an increase in guests traveled during the second quarter 2024 and higher pricing.

Tour revenues for the six months ended June 30, 2024 increased $13.5 million, or 21%, to $78.8 million compared to $65.3 million for the six months ended June 30, 2023 primarily as a result of operating additional trips during 2024 and higher pricing.

Operating Income

Operating income of $1.2 million for the three months ended June 30, 2024 decreased $1.3 million compared to $2.5 million for the three months ended June 30, 2023, as the increase in tour revenue was more than offset by higher operating and personnel costs, higher marketing spend to drive future growth, and transaction-related costs.

Operating income of $1.2 million for the six months ended June 30, 2024 decreased $1.7 million compared to $2.9 million for the six months ended June 30, 2023, as the increase in tour revenue was more than offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth, transaction-related costs, and the impact of foreign currency on operating expenses.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA Consolidated

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(23,994)	$(23,705)	$(28,203)	$(22,924)
Interest expense, net	11,321	11,645	22,906	22,112
Income tax expense	4,453	41	4,697	1,584
Depreciation and amortization	13,637	11,331	24,954	23,139
Loss (gain) on foreign currency	12	(348)	251	(500)
Other expense (income)	-	3,867	(8)	3,696
Stock-based compensation	2,718	3,390	4,833	6,292
Transaction-related costs	1,866	-	2,189	-
Reorganization costs	371	-	371	-
Other	-	-	-	10
Adjusted EBITDA	$10,384	$6,221	$31,990	$33,409

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income to Adjusted EBITDA Lindblad Segment

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Operating (loss) income	$(9,372)	$(11,043)	$(1,589)	$1,076
Depreciation and amortization	12,749	10,338	23,231	21,490
Stock-based compensation	2,541	3,390	4,656	6,193
Transaction-related costs	252	-	344	-
Reorganization costs	371	-	371	-
Other	-	-	-	10
Adjusted EBITDA	$6,541	$2,685	$27,013	$28,769

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Operating income	$1,164	$2,543	$1,232	$2,892
Depreciation and amortization	888	993	1,723	1,649
Stock-based compensation	177	-	177	99
Transaction-related costs	1,614	-	1,845	-
Adjusted EBITDA	$3,843	$3,536	$4,977	$4,640

Liquidity and Capital Resources

As of June 30, 2024, the Company had $168.1 million in unrestricted cash and cash equivalents and $49.5 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of June 30, 2024, we had $635.1 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Six Months Ended June 30, 2024 and 2023

Net cash provided by operating activities was $62.6 million for the six months ended June 30, 2024 compared to $19.5 million for the same period in 2023. The $43.1 million increase is primarily due to increased cash received from guests for future travel.

Net cash used in investing activities was $13.9 million for the six months ended June 30, 2024 compared to $0.4 million in cash provided by investing activities during the same period in 2023. 2024 primarily included capital expenditures on our vessels, while 2023 primarily included divesting of marketable securities, partially offset by capital expenditures on our vessels and our digital transformation initiatives.

Net cash used in financing activities was $18.4 million for the six months ended June 30, 2024 compared to $61.5 million provided by financing activities for the same period in 2023. 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation, while 2023 primarily included the issuance of $275.0 million of new senior notes which were used primarily to repay our prior export credit agreements.

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

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of June 30, 2024, we had no borrowings under the Revolving Credit Facility.

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

Covenants

The 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. As of June 30, 2024, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2024, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of June 30, 2024, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 8.2 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of June 30, 2024, we had a working capital deficit of $99.0 million, and as of December 31, 2023, we had a working capital deficit of $74.7 million.

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

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of June 30, 2024, no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2023 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and interim principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No repurchases were made under the Repurchase Plan during the six months ended June 30, 2024. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2024.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2024	-	$-	$-	$11,974,787
May 1 through May 31, 2024	3,160	7.74	-	11,974,787
June 1 through June 30, 2024	-	-	-	11,974,787
Total	3,160		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Except as set forth below, during the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers  may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased under the Plan
Alex P. Schultz (Director)	Purchase	April 19, 2024	April 18, 2025	101,331

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Interim Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
32.1

Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Herewith
32.2

Certification of Interim Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2024.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

By	/s/ L. Dyson Dryden
L. Dyson Dryden
Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)