Form 10-Q
period 2024-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2024-11-05
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, 54,503,864 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2024

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$193,881	$156,845
Restricted cash	30,694	30,499
Prepaid expenses and other current assets	63,275	57,158
Total current assets	287,850	244,502

Property and equipment, net	516,939	526,002
Goodwill	67,801	42,017
Intangibles, net	8,058	9,412
Other long-term assets	9,174	9,364
Total assets	$889,822	$831,297

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$314,233	$252,199
Accounts payable and accrued expenses	70,327	65,055
Lease liabilities - current	1,554	1,923
Long-term debt - current	-	47
Total current liabilities	386,114	319,224

Long-term debt, less current portion	624,501	621,778
Deferred tax liabilities	-	2,118
Other long-term liabilities	1,575	1,943
Total liabilities	1,012,190	945,063

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	76,968	73,514
Redeemable noncontrolling interests	27,542	37,784
	104,510	111,298

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 54,495,338 and 53,390,082 issued, 54,363,515 and 53,332,150 outstanding as of September 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	107,739	97,139
Accumulated deficit	(334,623)	(322,208)
Total stockholders' deficit	(226,878)	(225,064)
Total liabilities, mezzanine equity and stockholders' deficit	$889,822	$831,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Tour revenues	$206,005	$175,989	$496,118	$444,183

Operating expenses:
Cost of tours	104,488	95,590	262,430	245,293
General and administrative	34,300	30,015	100,835	85,589
Selling and marketing	25,003	19,387	66,042	55,197
Depreciation and amortization	12,733	10,521	37,687	33,660
Total operating expenses	176,524	155,513	466,994	419,739

Operating income	29,481	20,476	29,124	24,444

Other (expense) income:
Interest expense, net	(11,234)	(11,482)	(34,140)	(33,593)
Gain (loss) on foreign currency	203	(455)	(48)	46
Other income (expense)	1	(77)	9	(3,773)
Total other expense	(11,030)	(12,014)	(34,179)	(37,320)

Income (loss) before income taxes	18,451	8,462	(5,055)	(12,876)
Income tax (benefit) expense	(6,747)	3	(2,050)	1,587

Net income (loss)	25,198	8,459	(3,005)	(14,463)
Net income attributable to noncontrolling interest	2,683	2,821	3,125	3,742
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	22,515	5,638	(6,130)	(18,205)
Series A redeemable convertible preferred stock dividend	1,168	1,098	3,455	3,255

Net income (loss) available to stockholders	$21,347	$4,540	$(9,585)	$(21,460)

Weighted average shares outstanding
Basic	54,097,365	53,309,336	53,662,237	53,227,642
Diluted	62,591,165	53,401,799	53,662,237	53,227,642

Undistributed income (loss) per share available to stockholders:
Basic	$0.39	$0.08	$(0.18)	$(0.40)
Diluted	$0.36	$0.08	$(0.18)	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Net income (loss)	$25,198	$8,459	$(3,005)	$(14,463)
Other comprehensive income:
Total other comprehensive income	-	-	-	-
Total comprehensive income (loss)	25,198	8,459	(3,005)	(14,463)
Less: comprehensive income attributive to non-controlling interest	2,683	2,821	3,125	3,742
Comprehensive income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$22,515	$5,638	$(6,130)	$(18,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024	53,564,680	$6	$99,351	$(354,844)	$(255,487)
Stock-based compensation	-	-	2,529	-	2,529
Net activity related to equity compensation plans	248,065	-	(141)	-	(141)
Issuance of stock for acquisition	682,593	-	6,000	-	6,000
Redeemable noncontrolling interest	-	-	-	(1,126)	(1,126)
Series A preferred stock dividend	-	-	-	(1,168)	(1,168)
Net income attributable to Lindblad Expeditions Holdings, Inc	-	-	-	22,515	22,515
Balance as of September 30, 2024	54,495,338	$6	$107,739	$(334,623)	$(226,878)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$(225,064)
Stock-based compensation	-	-	7,362	-	7,362
Net activity related to equity compensation plans	422,663	1	(838)	-	(837)
Issuance of stock for acquisition	682,593	-	6,000	-	6,000
Redeemable noncontrolling interest	-	-	(1,924)	(2,830)	(4,754)
Series A preferred stock dividend	-	-	-	(3,455)	(3,455)
Net loss attributable to Lindblad Expeditions Holdings, Inc	-	-	-	(6,130)	(6,130)
Balance as of September 30, 2024	54,495,338	$6	$107,739	$(334,623)	$(226,878)

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	53,320,546	$5	$89,601	$(294,491)	$(204,885)
Stock-based compensation	-	-	2,953	-	2,953
Net activity related to equity compensation plans	59,204	-	(5)	-	(5)
Redeemable noncontrolling interest	-	-	-	(898)	(898)
Series A preferred shares dividend	-	-	-	(1,098)	(1,098)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	5,638	5,638
Balance as of September 30, 2023	$53,379,750	$5	$92,549	$(290,849)	$(198,295)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$(182,675)
Stock-based compensation	-	-	9,245	-	9,245
Net activity related to equity compensation plans	202,313	-	(546)	-	(546)
Redeemable noncontrolling interest	-	-	-	(2,859)	(2,859)
Series A preferred shares dividend	-	-	-	(3,255)	(3,255)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(18,205)	(18,205)
Balance as of September 30, 2023	53,379,750	$5	$92,549	$(290,849)	$(198,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(3,005)	$(14,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,687	33,660
Amortization of deferred financing costs and other, net	2,775	2,444
Amortization of right-to-use lease assets	705	1,074
Stock-based compensation	7,362	9,245
Deferred income taxes	(2,118)	1,241
Loss (gain) on foreign currency	48	(46)
Write-off of unamortized issuance costs related to debt refinancing	-	3,860
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,221)	(633)
Unearned passenger revenues	48,440	5,467
Other long-term assets	(519)	(1,165)
Accounts payable and accrued expenses	2,256	(4,272)
Operating lease liabilities	(735)	(1,099)
Net cash provided by operating activities	90,675	35,313

Cash Flows From Investing Activities
Purchases of property and equipment	(23,647)	(22,723)
Acquisition (net of cash acquired)	(10,741)	-
Sale of securities	-	15,163
Net cash used in investing activities	(34,388)	(7,560)

Cash Flows From Financing Activities
Purchase of redeemable noncontrolling interest	(16,720)	-
Proceeds from long-term debt	-	275,000
Repayments of long-term debt	(78)	(205,704)
Payment of deferred financing costs	(21)	(7,455)
Repurchase under stock-based compensation plans and related tax impacts	(2,237)	(801)
Net cash (used in) provided by financing activities	(19,056)	61,040
Net increase in cash, cash equivalents and restricted cash	37,231	88,793
Cash, cash equivalents and restricted cash at beginning of period	187,344	116,024

Cash, cash equivalents and restricted cash at end of period	$224,575	$204,817

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$36,994	$30,369
Income taxes	-	388
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$3,455	$3,255
Shares issued in connection with acquisition	6,000	-
Additional paid-in capital exercise proceeds of option shares	117	-
Additional paid-in capital exchange proceeds used for option shares	(117)	-

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

The Company operates the following two reportable business segments:

Lindblad Segment. The Lindblad segment currently operates a fleet of ten owned expedition ships and six seasonal charter vessels, and primarily provides ship-based expeditions aboard these customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has a brand license agreement with National Geographic Partners, LLC (“National Geographic”), where the Company’s voyages are marketed under the National Geographic-Lindblad Expeditions brand, and provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment. The Land Experiences segment operates land-based, eco-conscious expeditions and active nature focused tours, and includes the five primarily land-based brands, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Wineland-Thomson Adventures comprised of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

●	Wineland-Thomson Adventures offers socially responsible and positively impactful light-treading Tanzanian safaris, industry-leading Kilimanjaro treks, global custom and private tours, and family travel experiences. Wineland-Thomson Adventures also operates the historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater.

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

Recently Adopted Accounting Pronouncements

During  November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 ― Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve and enhance disclosures about reportable segments’ significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after  December 15, 2023 and interim periods beginning after  December 15, 2024. The Company adopted this guidance  January 1, 2024 for its annual reporting, as required, and for its interim reporting will adopt  January 1, 2025, as required. These amendments require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment operating results. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

During  December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company will adopt this guidance  January 1, 2025 for its annual reporting, as required. These amendments will increase the Company’s disclosures related to income taxes. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

For the nine months ended September 30, 2024 and 2023, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share are the same in each respective period. For the nine months ended September 30, 2024, 0.8 million unvested restricted shares, 2.4 million shares issuable upon exercise of options and 8.3 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the nine months ended September 30, 2023, 0.8 million unvested restricted shares, 1.3 million shares issuable upon exercise of options and 7.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three months ended September 30, 2023, 7.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$22,515	$5,638	$(6,130)	$(18,205)
Series A redeemable convertible preferred stock dividend	1,168	1,098	3,455	3,255
Undistributed income (loss) available to stockholders	$21,347	$4,540	$(9,585)	$(21,460)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	54,097,365	53,309,336	53,662,237	53,227,642
Dilutive potential common shares	163,798	91,365	-	-
Dilutive potential options	129,796	1,098	-	-
Dilutive potential redeemable convertible preferred shares	8,200,206	-	-	-
Total weighted average shares outstanding, diluted	62,591,165	53,401,799	53,662,237	53,227,642

Undistributed income (loss) per share available to stockholders:
Basic	$0.39	$0.08	$(0.18)	$(0.40)
Diluted	$0.36	$0.08	$(0.18)	$(0.40)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the previous suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances the future travel credit exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  September 30, 2024 and December 31, 2023, the Company has $314.2 million and $252.2 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues presented in the Company's consolidated balance sheets are as follows:

Contract Liabilities
(In thousands)
Balance as of December 31, 2023	$93,906
Recognized in tour revenues during the period	(479,684)
Additional contract liabilities in period	568,467
Balance as of September 30, 2024	$182,689

The following tables disaggregate each reportable segment’s tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
Lindblad Segment	2024	2023	2024	2023
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	$73,162	$63,907	$195,137	$175,697
Agencies	27,533	26,770	79,096	70,624
Affinity	8,445	4,074	21,494	27,332
Guest ticket revenue	109,140	94,751	295,727	273,653
Other tour revenue	12,128	13,999	36,897	38,007
Tour revenues	$121,268	$108,750	$332,624	$311,660

	For the three months ended September 30,		For the nine months ended September 30,
Land Experiences Segment	2024	2023	2024	2023
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct	$71,290	$56,431	$136,851	$111,048
Agencies	7,801	5,738	15,619	11,635
Affinity	1,783	2,550	2,932	4,056
Guest ticket revenue	80,874	64,719	155,402	126,739
Other tour revenue	3,863	2,520	8,092	5,784
Tour revenues	$84,737	$67,239	$163,494	$132,523
(a)	Under the brand license agreement between the Company and National Geographic, effective January 1, 2024, National Geographic no longer receives commissions on sales bookings through the former National Geographic sales channel as the co-selling arrangement operates as direct sales through the Company’s booking system. In the three and nine months ended September 30, 2023, the National Geographic sales channel accounted for $18.6 million and $53.2 million, respectively, of the Company’s consolidated guest ticket revenue. In the table above, 2023 guest ticket revenues derived through the previous National Geographic sales channel have been classified as direct sales for comparison purposes.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of September 30,
	2024	2023
(In thousands)	(unaudited)
Cash and cash equivalents	$193,881	$168,015
Restricted cash	30,694	36,802
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$224,575	$204,817

Restricted cash consists of the following:

	As of September 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Credit card processor reserves	$12,750	$20,250
Federal Maritime Commission and other escrow	16,616	8,958
Certificates of deposit and other restricted securities	1,328	1,291
Total restricted cash	$30,694	$30,499

Prepaid expenses and other current assets are as follows:

	As of September 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Prepaid tour expenses	$28,658	$26,123
Other	34,617	31,035
Total prepaid expenses and other current assets	$63,275	$57,158

Accounts payable and accrued expenses are as follows:

	As of September 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Accrued other expense	$53,427	$48,901
Accounts payable	16,900	16,154
Total accounts payable and accrued expenses	$70,327	$65,055

Change in goodwill:

(In thousands)	Land Experiences Segment
Balance as of December 31, 2023	$42,017
Acquisitions (a)	25,784
Balance as of September 30, 2024	$67,801
(a)	Increase to goodwill relates to the Company's July 31, 2024 acquisition of Wineland-Thomson Adventures. For additional information, see Note 11—Acquisition.

NOTE 5—LONG-TERM DEBT

	As of September 30, 2024			As of December 31, 2023
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(5,125)	$354,875	$360,000	$(6,771)	$353,229
9.00% Notes	275,000	(5,374)	269,626	275,000	(6,481)	268,519
Other	-	-	-	77	-	77
Total long-term debt	635,000	(10,499)	624,501	635,077	(13,252)	621,825
Less current portion	-	-	-	(47)	-	(47)
Total long-term debt, non-current	$635,000	$(10,499)	$624,501	$635,030	$(13,252)	$621,778

For the three and nine months ended September 30, 2024, $0.9 million and $2.8 million, respectively, of deferred financing costs were charged to interest expense, and for the three and nine months ended  September 30, 2023, $0.9 million and $2.4 million, respectively, of deferred financing costs were charged to interest expense.

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

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of September 30, 2024, the Company had no borrowings under the Revolving Credit Facility.

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

These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with its covenants in effect as of September 30, 2024.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of September 30, 2024 to be $656.5 million based on the terms of the agreements and comparable market data as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No shares were repurchased during the nine months ended September 30, 2024. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of September 30, 2024.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2024, the Company has continued to pay Preferred Stock dividends in-kind. At any time, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of September 30, 2024, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.2 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.3 million for the three and nine months ended  September 30, 2023, respectively. As of September 30, 2024, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted into 8.3 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of September 30, 2024, 1.5 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $2.5 million and $7.4 million for the three and nine months ended September 30, 2024, respectively, and $3.0 million and $9.2 million during the three and nine months ended  September 30, 2023, respectively.

Long-Term Incentive Compensation

During the nine months ended September 30, 2024, the Company awarded 503,156 restricted stock units (“RSUs”) with a weighted average grant price of $8.44. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of the Company's common stock on the date of the award.

During the nine months ended September 30, 2024, the Company awarded 70,378 performance-based restricted share units (“PSUs”) with a weighted average grant price of $9.33. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

Stock option information for the nine months ended September 30, 2024 is below.

Stock Option Grants
2024
Number of options awarded	1,944,319
Exercise price	$7.40 - 8.44
Dividend yield	0.00%
Expected Volatility	64.6 - 77.8%
Risk-free interest rate	3.63 - 4.48%
Expected term (in years)	5.0 - 6.25

As of September 30, 2024 and December 31, 2023, options to purchase an aggregate of 2.4 million and 0.9 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $8.78 and $10.55, respectively, were outstanding. As of September 30, 2024, 1.6 million options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a one-time right to elect to receive 50% of such award early, which was calculated based on performance through December 31, 2023. As of result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. In 2023, the Company determined it was probable the performance condition would be met related to this award and recorded all expense related to it. The performance condition related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three and nine months ended  September 30, 2024, stock-based compensation expense related to this award was $0.8 million and $2.3 million, respectively.

NOTE 9—INCOME TAXES

As of September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and nine months ended September 30, 2024 was a benefit of 36.6% and an expense of 40.6%, respectively, versus an expense of 0.0% and 12.3%, for the three and nine months ended September 30, 2023, respectively. In 2024, the effective income tax expense differs from the statutory rate primarily due to the timing of losses and the valuation allowance against such losses; temporary timing differences related to interest expense, depreciation and stock-based compensation expense. In 2023, the effective income tax expense differs from the statutory rate primarily due to the valuation allowance, and for the nine months ended  September 30, 2023, was also impacted by a $1.5 million discrete tax expense.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Beginning balance	$24,233	$30,513	$37,784	$27,886
Net income attributable to noncontrolling interest	2,683	2,821	3,125	3,742
Redemption value adjustment of put option	1,126	898	2,830	2,859
Distribution	(500)	-	(1,400)	(255)
Redemption of put and/or call options	-	-	(14,797)	-
Ending balance	$27,542	$34,232	$27,542	$34,232

Brand License Agreement – National Geographic

The Company is party to a brand license agreement with National Geographic, effective January 1, 2024, which includes a co-selling and co-marketing arrangement through which National Geographic promotes the Company’s offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes the Company’s expeditions through the Disney Signature Experiences platform and also allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee, which is included within selling and marketing expense. The fee is calculated based upon a percentage of substantially all ticket revenues, less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Beginning in 2026, the agreement has minimum royalties that increase annually through the end of the agreement term, which based on current performance are expected to be exceeded. In 2023, the Company operated under its former alliance and license agreement with National Geographic, where National Geographic sold the Company’s expeditions through its internal travel division in return for a commission fee and also allowed the Company to use the National Geographic name and logo in return for a royalty fee. Both the commission and royalty fees were recorded within selling and marketing expense.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2024 are as follows:

For the years ended December 31,	Amount
(In thousands)
2024 (three months)	$574
2025	17,795
2026	6,903
Total	$25,272

Other

The Company has an agreement for the acquisition of Torcatt Enterprises Limitada, a holding company that operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition is expected to close in January 2025.

NOTE 11—ACQUISITION

On July 31, 2024, the Company, through its land-based subsidiary Natural Habitat, acquired Wineland-Thomson Adventures group of companies to further expand its land-based experiential travel offerings and increase its addressable market. Wineland-Thomson Adventures consists of three adventure travel brands, including Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country. In addition to its adventure travel brands, the acquisition includes three Tanzania operators, Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater, the operator of Kilimanjaro treks Nature Discovery, which has more than 30 years of experience, and Thomson Safaris Limited. The aggregate purchase price for Thomson Safaris and the Tanzanian Companies was $30.0 million, consisting of $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. Pursuant to the agreement, the Company has the option to acquire Tanzania Conservation Limited.

The acquisition was accounted for under purchase accounting and is included in the consolidated results from the acquisition date. Acquisition related costs were $2.5 million and are included in general and administrative expenses for the nine months ended  September 30, 2024. The purchase accounting valuations of the acquired intangibles is ongoing and has not been completed as of the date of this report, therefore intangibles and goodwill are subject to change as valuations are finalized. The Company recorded $25.8 million in goodwill related to the acquisition. Following are pro forma revenue and net loss available to stockholders for the three and nine months ended  September 30, 2024 and 2023, assuming the Company had completed the acquisition on  January 1, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$217,492	$189,666	$467,958	$471,060
Net income (loss) available to stockholders	24,668	8,620	(17,935)	(17,140)

NOTE 12—SEGMENT INFORMATION

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. Operating results for the Company’s reportable segments were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$121,268	$108,750	$332,624	$311,660
Land Experiences	84,737	67,239	163,494	132,523
Total tour revenues	$206,005	$175,989	$496,118	$444,183
Operating income:
Lindblad	$11,680	$7,501	$10,092	$8,576
Land Experiences	17,801	12,975	19,032	15,868
Operating income	$29,481	$20,476	$29,124	$24,444

For the three and nine months ended September 30, 2024, there was $1.3 million and $5.1 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and nine months ended  September 30, 2023, there was $2.3 million and $6.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation.

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad	$11,761	$9,665	$34,992	$31,155
Land Experiences	972	856	2,695	2,505
Total depreciation and amortization	$12,733	$10,521	$37,687	$33,660

The following table presents total assets, intangibles, net and goodwill by segment:

	As of September 30, 2024	As of December 31, 2023
(In thousands)	(unaudited)
Total Assets:
Lindblad	$671,587	$675,432
Land Experiences	218,235	155,865
Total assets	$889,822	$831,297

Intangibles, net:
Lindblad	$1,527	$1,592
Land Experiences	6,531	7,820
Total intangibles, net	$8,058	$9,412

Goodwill:
Lindblad	$-	$-
Land Experiences	67,801	42,017
Total goodwill	$67,801	$42,017

NOTE 13—SUBSEQUENT EVENTS

On October 8, 2024, the Workers’ Committee of Navilusal Cia. Ltda. filed an action (the “Complaint”) with the Ministry of Labor in the Republic of Ecuador against Navilusal Cia. Ltda. (“Navilusal”), a subsidiary of the Company.  The Complaint asserts, among other things, Navilusal’s failure to pay a surcharge on gross sales and a percent of net profits of Ecuadorian subsidiary companies Metrohotel and Marventura, and monetary damages related thereto. The Company believes that it has substantial legal and factual defenses to the claims and intends to defend the Company against such claims.

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

●

suspended operations, cancelling or rescheduling of voyages and other potential disruptions to our business and operations related to potential health pandemics, the civil unrest in Ecuador, the Israel-Hamas war, the Russia-Ukraine conflict, political unrest, terrorism, war, the impact of the November 2024 U.S. Presidential election, the denial and/or unavailability of ports of call, or another unexpected event in destinations we visit;

●

events and conditions around the world, including war and other military actions, such as the civil unrest in Ecuador, the Israel-Hamas war, the current conflict between Russia and Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns about the state of the economy or other events impacting the ability or desire of people to travel;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	changes adversely affecting the business in which we are engaged;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully close merger and acquisition transactions and integrate acquisitions;

●	our business strategy and plans;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts;

●	our common stock ranks junior to our Series A Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs; and

●	those risks discussed in Item 1A. Risk Factors in our 2023 Annual Report.

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

We currently operate a fleet of ten owned expedition ships and operate six seasonal charter vessels. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended in November 2023 to the end of 2040 through a Brand License Agreement with National Geographic Partners, LLC (“National Geographic”), includes a co-selling, co-marketing and global branding arrangement whereby National Geographic promotes our offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes our expeditions through the Disney Signature Experiences platform under the National Geographic-Lindblad Expeditions brand, and our owned vessels carry the National Geographic name. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests are able to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Wineland-Thomson Adventures, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”) and the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides global custom and private tours, family travel experiences, socially responsible and positively impactful light-treading Tanzanian safaris with expert local wildlife guides providing exceptional insight, treks to the summit of Kilimanjaro, the Roof of Africa, with 30 years of experience and a commitment to environmental and social responsibility, and high-end lodging at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater.

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, DuVine, Off the Beaten Path, Classic Journeys and Wineland-Thomson Adventures brands.

2024 Highlights

During the nine months ended September 30, 2024, we provided immersive expeditions to our guests across all our ships including voyages to Alaska, Antarctica, the Arctic, Baja California’s Sea of Cortez, British Columbia, the Channel Islands, the Galápagos Islands, Greece, Greenland, Iceland, the Northwest Passage, the Pacific Northwest, Patagonia, Spain, South Georgia and the Falkland Islands, Central America, Australia, New Zealand, the South Pacific and elsewhere. Our Land Experiences guests traveled on adventures to locations such as our Alaska Bear Camps, Costa Rica, the Amazon, Brazil’s Pantanal, Mexico, China, Iceland, India, Sri Lanka, Borneo, Bhutan, Africa including Kenya, Tanzania, Botswana, South Africa and Madagascar, Portugal, Italy, the Cotswold’s, Croatia, France, Spain, Alaska, Yellowstone National Park and Canyons Southwest USA.

During April 2024, we increased our ownership of Natural Habitat to 90.1% for $15.2 million, as Mr. Bressler, President of Natural Habitat, exercised a portion of his put option, and we exercised a portion of our call option on DuVine, increasing our ownership to 75% for $1.5 million.

During June 2024, we announced an agreement for the acquisition of Torcatt Enterprises Limitada, a holding company that operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition will expand our vessels and guest capacity in one of our core markets. We expect the acquisition to close in January 2025.

On July 31, 2024, we acquired Wineland-Thomson Adventures, Inc., and other related entities, (“Wineland-Thomson Adventures”) to further expand our land-based experiential travel offerings and increase our addressable market, for $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. Wineland-Thomson Adventures consists of four adventure travel brands, including the respected Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country, was founded on the principles of quality and integrity, with the goal of leading socially responsible and positively impactful light-treading safari tours. In addition to its adventure travel brands, the acquisition includes three leading Tanzania tour operators, the historic award-winning Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater, the industry-leading operator of Kilimanjaro treks Nature Discovery, Limited, which has more than 30 years of experience and is the recommended Tanzanian partner for over 20 specialist trekking and safari travel agents around the world, and Thomson Safaris Limited.

Bookings to date for future travel increased 26% vs the same period in 2023.

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

Financial Presentation

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	Guest ticket revenues recognized from the sale of guest tickets and hotel lodgings; and

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

Foreign Currency Translation

The U.S. dollar and Tanzanian shilling are the functional currencies in our foreign operations and re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due primarily to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require periodically more extensive reviews. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys and Wineland-Thomson Adventures brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, while the majority of Off the Beaten Path, DuVine and Classic Journeys’ revenues recorded during the second and third quarters from their spring and summer season departures, and the majority of Wineland-Thomson Adventures’ revenues being recorded during the third quarter from the height of their safari season tours.

Results of Operations — Consolidated

Our consolidated results for the three and nine months ended September 30, 2024 and 2023 are set forth below.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2024	2023	Change	%	2024	2023	Change	%
Tour revenues	$206,005	$175,989	$30,016	17%	$496,118	$444,183	$51,935	12%

Cost of tours	104,488	95,590	8,898	9%	262,430	245,293	17,137	7%
General and administrative	34,300	30,015	4,285	14%	100,835	85,589	15,246	18%
Selling and marketing	25,003	19,387	5,616	29%	66,042	55,197	10,845	20%
Depreciation and amortization	12,733	10,521	2,212	21%	37,687	33,660	4,027	12%
Operating income	$29,481	$20,476	$9,005	44%	$29,124	$24,444	$4,680	19%
Net income (loss)	$25,198	$8,459	$16,739	198%	$(3,005)	$(14,463)	$11,458	79%
Undistributed income (loss) per share available to stockholders:
Basic	$0.39	$0.08	$0.30		$(0.18)	$(0.40)	$0.22
Diluted	$0.36	$0.08	$0.29		$(0.18)	$(0.40)	$0.22

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 — Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2024 increased $30.0 million, or 17%, to $206.0 million, compared to $176.0 million for the three months ended September 30, 2023. Of the $30.0 million increase, $12.5 million is due to a 7% increase in guest nights sold and a 2% increase in guests traveled, $8.7 million is due to an increase in pricing, and includes the results of Wineland-Thomson Adventures since its acquisition on July 31, 2024. The Lindblad segment tour revenues increased by $12.5 million, or 12%, and the Land Experiences segment increased $17.5 million, or 26%.

Tour revenues for the nine months ended September 30, 2024 increased $51.9 million, or 12%, to $496.1 million, compared to $444.2 million for the nine months ended September 30, 2023. Of the $51.9 million increase, $22.1 million is due to a 4% increase in guest nights sold and a 6% increase in guests traveled, $21.0 million of the increase is due to an increase in pricing, and includes the results of Wineland-Thomson Adventures since its acquisition on July 31, 2024. The Lindblad segment tour revenues increased by $20.9 million, or 7%, and the Land Experiences segment increased $31.0 million, or 23%.

Cost of Tours

Total cost of tours for the three months ended September 30, 2024 increased $8.9 million, or 9%, to $104.5 million, compared to $95.6 million for the three months ended September 30, 2023, primarily due to the inclusion of Wineland-Thomson Adventures within our Land Experiences segment, operating additional expeditions and trips, and higher operating costs. The Lindblad segment cost of tours increased by $0.6 million, or 1% and the Land Experiences segment increased $8.2 million, or 20%.

Total cost of tours for the nine months ended September 30, 2024 increased $17.1 million, or 7%, to $262.4 million, compared to $245.3 million for the nine months ended September 30, 2023, primarily due to the inclusion of Wineland-Thomson Adventures within our Land Experiences segment, operating additional trips, and higher operating costs. The Lindblad segment cost of tours increased by $0.1 million and the Land Experiences segment increased $17.0 million, or 22%.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 increased $4.3 million, or 14%, to $34.3 million, compared to $30.0 million for the three months ended September 30, 2023, primarily due to higher personnel expense, credit card commissions due to a strong booking environment, transaction-related costs and the inclusion of the results of Wineland-Thomson Adventures. At the Lindblad segment, general and administrative expenses increased $1.5 million, or 7%, from the prior year period, and the Land Experiences segment increased $2.8 million, or 31%.

General and administrative expenses for the nine months ended September 30, 2024 increased $15.2 million, or 18%, to $100.8 million, compared to $85.6 million for the nine months ended September 30, 2023, primarily due to higher personnel expense, credit card commissions due to a strong booking environment, transaction-related costs and the inclusion of the results of Wineland-Thomson Adventures. At the Lindblad segment, general and administrative expenses increased $7.1 million, or 12%, and the Land Experiences segment increased $8.2 million, or 32%.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2024 increased $5.6 million, or 29%, to $25.0 million, compared to $19.4 million for the three months ended September 30, 2023, primarily due to higher royalties associated with the new National Geographic agreement, increased marketing spend to support future growth, and the inclusion of the results of Wineland-Thomson Adventures. At the Lindblad segment, selling and marketing expenses increased $4.1 million, or 26%, and the Land Experiences segment increased $1.5 million, or 39%.

Selling and marketing expenses for the nine months ended September 30, 2024 increased $10.8 million, or 20%, to $66.0 million, compared to $55.2 million for the nine months ended September 30, 2023, primarily due to higher royalties associated with the new National Geographic agreement, increased marketing spend to support future growth, and the inclusion of the results of Wineland-Thomson Adventures. At the Lindblad segment, selling and marketing expenses increased $8.4 million, or 19%, and the Land Experiences segment increased $2.4 million, or 22%.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2024 increased $2.2 million, or 21%, to $12.7 million, compared to $10.5 million for the three months ended September 30, 2023.

Depreciation and amortization expenses for the nine months ended September 30, 2024 increased $4.0 million, or 12%, to $37.7 million, compared to $33.7 million for the nine months ended September 30, 2023.

Other Income (Expense)

Other expense for the three months ended September 30, 2024, decreased $1.0 million to $11.0 million from $12.0 million for the three months ended September 30, 2023, due primarily to a $0.2 million gain on foreign exchange in 2024 compared to a $0.5 million loss in 2023, and $0.2 million lower interest expense.

Other expense for the nine months ended September 30, 2024, decreased $3.1 million to $34.2 million from $37.3 million for the nine months ended September 30, 2023, due primarily to the May 2023 write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements, partially offset by a $0.5 million increase in interest expense.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2024	2023	Change	%	2024	2023	Change	%
Tour revenues:
Lindblad	$121,268	$108,750	$12,518	12%	$332,624	$311,660	$20,964	7%
Land Experiences	84,737	67,239	17,498	26%	163,494	132,523	30,971	23%
Total tour revenues	$206,005	$175,989	$30,016	17%	$496,118	$444,183	$51,935	12%
Operating income:
Lindblad	$11,680	$7,501	$4,179	56%	$10,092	$8,576	$1,516	18%
Land Experiences	17,801	12,975	4,826	37%	19,032	15,868	3,164	20%
Operating income	$29,481	$20,476	$9,005	44%	$29,124	$24,444	$4,680	19%
Adjusted EBITDA:
Lindblad	$26,238	$20,119	$6,119	30%	$53,429	$48,887	$4,542	9%
Land Experiences	19,574	13,831	5,743	42%	24,373	18,472	5,901	32%
Total adjusted EBITDA	$45,812	$33,950	$11,862	35%	$77,802	$67,359	$10,443	16%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Available Guest Nights	91,293	85,959	254,651	243,329
Guest Nights Sold	74,845	69,903	199,982	192,052
Occupancy	82%	81%	79%	79%
Maximum Guests	11,225	10,613	30,501	29,113
Number of Guests	9,414	8,910	24,695	23,648
Voyages	137	129	380	359

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2024	2023	2024	2023
Guest ticket revenues	$109,140	$94,751	$295,727	$273,653
Other tour revenue	12,128	13,999	36,897	38,007
Tour Revenues	121,268	108,750	332,624	311,660
Less: Commissions	(5,212)	(6,732)	(13,791)	(19,996)
Less: Other tour expenses	(6,060)	(6,569)	(19,417)	(19,296)
Net Yield	$109,996	$95,449	$299,416	$272,368
Available Guest Nights	91,293	85,959	254,651	243,329
Gross Yield per Available Guest Night	$1,328	$1,265	$1,306	$1,281
Net Yield per Available Guest Night	1,205	1,110	1,176	1,119

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Operating income	$11,680	$7,501	$10,092	$8,576
Cost of tours	55,663	55,021	167,506	167,392
General and administrative	22,628	21,122	67,428	60,374
Selling and marketing	19,536	15,441	52,606	44,163
Depreciation and amortization	11,761	9,665	34,992	31,155
Less: Commissions	(5,212)	(6,732)	(13,791)	(19,996)
Less: Other tour expenses	(6,060)	(6,569)	(19,417)	(19,296)
Net Yield	$109,996	$95,449	$299,416	$272,368

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2024	2023	2024	2023
Cost of tours	$55,663	$55,021	$167,506	$167,392
Plus: Selling and marketing	19,536	15,441	52,606	44,163
Plus: General and administrative	22,628	21,122	67,428	60,374
Gross Cruise Cost	97,827	91,584	287,540	271,929
Less: Commissions	(5,212)	(6,732)	(13,791)	(19,996)
Less: Other tour expenses	(6,060)	(6,569)	(19,417)	(19,296)
Net Cruise Cost	86,555	78,283	254,332	232,637
Less: Fuel Expense	(5,460)	(5,434)	(19,895)	(19,939)
Net Cruise Cost Excluding Fuel	81,095	72,849	234,437	212,698
Non-GAAP Adjustments:
Stock-based compensation	(2,352)	(2,953)	(7,185)	(9,146)
Transaction-related costs	(445)	-	(789)	-
Reorganization costs	-	-	(371)	-
Other	-	-	-	(10)
Adjusted Net Cruise Cost Excluding Fuel	$78,298	$69,896	$226,092	$203,542
Adjusted Net Cruise Cost	$83,758	$75,330	$245,987	$223,481
Available Guest Nights	91,293	85,959	254,651	243,329
Gross Cruise Cost per Available Guest Night	$1,072	$1,065	$1,129	$1,118
Net Cruise Cost per Available Guest Night	948	911	999	956
Net Cruise Cost Excluding Fuel per Available Guest Night	888	847	921	874
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	858	813	888	836
Adjusted Net Cruise Cost per Available Guest Night	917	876	966	918

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2024 increased $12.5 million, or 12%, to $121.3 million, compared to $108.7 million for the three months ended September 30, 2023. Of the $12.5 million increase, $8.0 million is related to a 7% increase in guest nights sold and $4.5 million is related to a 4% increase in revenue per guest nights sold as compared to the prior year period.

Tour revenues for the nine months ended September 30, 2024 increased $21.0 million, or 7%, to $332.6 million, compared to $311.7 million for the nine months ended September 30, 2023. Of the $21.0 million increase, $13.2 million is related to a 4% increase in guest nights sold and $7.8 million is related to a 2% increase in revenue per guest nights sold as compared to the prior year period.

Operating Income

Operating income of $11.7 million for the three months ended September 30, 2024 increased $4.2 million compared to income of $7.5 million for the three months ended September 30, 2023, as the increase in tour revenues was partially offset by higher operating expenses. The increase in operating expenses was primarily due to expenses associated with increased revenue, including higher sales and marketing costs, driven by increased royalties associated with the new National Geographic agreement, and higher general and administrative costs, driven by higher credit card commissions, increased information technology costs and transaction-related costs.

Operating income of $10.1 million for the three months ended September 30, 2024 increased $1.5 million compared to income of $8.6 million for the three months ended September 30, 2023. Increased revenue was partially offset by higher operating expenses, primarily due to expenses associated with increased revenue, including higher sales and marketing costs, driven by increased royalties associated with the new National Geographic agreement and marketing spend to drive future booking growth, and higher general and administrative costs, driven by increased personnel costs, higher credit card commissions due to the revenue and bookings growth, increased costs related to consulting, information technology and transaction-related costs.

Comparison of Three and Nine Months Ended September 30, 2024 and 2023 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2024 increased $17.5 million, or 26%, to $84.7 million compared to $67.2 million for the three months ended September 30, 2023. Of the $17.5 million increase, $7.4 million is due to an 11% increase in average revenue per customer, $1.3 million is related to a 2% increase in guests traveled during the third quarter 2024, and includes the results of Wineland-Thomson Adventures since its acquisition on July 31, 2024.

Tour revenues for the nine months ended September 30, 2024 increased $31.0 million, or 23%, to $163.5 million compared to $132.5 million for the nine months ended September 30, 2023. Of the $31.0 million increase, $13.3 million is due to a 10% increase in average revenue per customer, $8.9 million is related to a 6% increase in guests traveled during 2024, and includes the results of Wineland-Thomson Adventures since its acquisition on July 31, 2024.

Operating Income

Operating income of $17.8 million for the three months ended September 30, 2024 increased $4.8 million compared to $13.0 million for the three months ended September 30, 2023. The increase was driven by higher revenues from the existing businesses and the inclusion of the results of Wineland-Thomson Adventures since its acquisition, partially offset by higher operating and personnel costs due to operating additional tours, higher marketing spend to drive future growth, and transaction-related costs.

Operating income of $19.0 million for the nine months ended September 30, 2024 increased $3.1 million compared to $15.9 million for the nine months ended September 30, 2023. The increase was driven by higher revenues from the existing businesses and the inclusion of the results of Wineland-Thomson Adventures since its acquisition, partially offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth, and transaction-related costs.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA Consolidated

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$25,198	$8,459	$(3,005)	$(14,463)
Interest expense, net	11,234	11,482	34,140	33,593
Income tax (benefit) expense	(6,747)	3	(2,050)	1,587
Depreciation and amortization	12,733	10,521	37,687	33,660
(Gain) loss on foreign currency	(203)	455	48	(46)
Other (income) expense	(1)	77	(9)	3,773
Stock-based compensation	2,529	2,953	7,362	9,245
Transaction-related costs	1,069	-	3,258	-
Reorganization costs	-	-	371	-
Other	-	-	-	10
Adjusted EBITDA	$45,812	$33,950	$77,802	$67,359

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income to Adjusted EBITDA Lindblad Segment

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Operating income	$11,680	$7,501	$10,092	$8,576
Depreciation and amortization	11,761	9,665	34,992	31,155
Stock-based compensation	2,352	2,953	7,185	9,146
Transaction-related costs	445	-	789	-
Reorganization costs	-	-	371	-
Other	-	-	-	10
Adjusted EBITDA	$26,238	$20,119	$53,429	$48,887

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Operating income	$17,801	$12,975	$19,032	$15,868
Depreciation and amortization	972	856	2,695	2,505
Stock-based compensation	177	-	177	99
Transaction-related costs	624	-	2,469	-
Adjusted EBITDA	$19,574	$13,831	$24,373	$18,472

Liquidity and Capital Resources

As of September 30, 2024, the Company had $193.9 million in unrestricted cash and cash equivalents and $30.7 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of September 30, 2024, we had $635.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Nine Months Ended September 30, 2024 and 2023

Net cash provided by operating activities was $90.7 million for the nine months ended September 30, 2024 compared to $35.3 million for the same period in 2023. The $55.4 million increase is primarily due to increased cash received from guests for future travel.

Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2024 compared to $7.6 million in cash provided by investing activities during the same period in 2023. 2024 primarily included the acquisition of Wineland-Thomson Adventures and capital expenditures on our vessels, while 2023 primarily included capital expenditures on our vessels and our digital transformation initiatives, partially offset by divesting of marketable securities.

Net cash used in financing activities was $19.1 million for the nine months ended September 30, 2024 compared to $61.0 million provided by financing activities for the same period in 2023. 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation, while 2023 primarily included the issuance of $275.0 million of new senior notes which were used primarily to repay our prior export credit agreements.

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

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of September 30, 2024, we had no borrowings under the Revolving Credit Facility.

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

Covenants

The 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications. As of September 30, 2024, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2024, we have continued to pay Preferred Stock dividends in-kind. At any time, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of September 30, 2024, the outstanding Preferred Stock and accumulated dividends could be converted into approximately 8.3 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of September 30, 2024, we had a working capital deficit of $98.3 million, and as of December 31, 2023, we had a working capital deficit of $74.7 million.

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

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of September 30, 2024, no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2023 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and interim principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business and it has protection and indemnity insurance that would be expected to cover any damages.

Unless stated otherwise, the matter discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations, or cash flows. The Company can provide no assurance as to the scope and outcome of this matter and cannot reasonably estimate any loss or range of loss, beyond the amounts accrued, if any, that may arise from this matter.

On October 8, 2024, the Workers’ Committee of Navilusal Cia. Ltda. filed an action (the “Complaint”) with the Ministry of Labor in the Republic of Ecuador against Navilusal Cia. Ltda. (“Navilusal”), a subsidiary of the Company.  The Complaint asserts, among other things, Navilusal’s failure to pay a surcharge on gross sales and a percent of net profits of Ecuadorian subsidiary companies Metrohotel and Marventura, and monetary damages related thereto. The Company believes that it has substantial legal and factual defenses to the claims and intends to defend the Company against such claims.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No repurchases were made under the Repurchase Plan during the nine months ended September 30, 2024. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of September 30, 2024.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2024	25,525	$10.64	$-	$11,974,787
August 1 through August 31, 2024	-	-	-	11,974,787
September 1 through September 30, 2024	291	9.22	-	11,974,787
Total	25,816		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2024.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Sven Lindblad
Sven Lindblad
Chief Executive Officer
(Principal Executive Officer)

By	/s/ L. Dyson Dryden
L. Dyson Dryden
Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)