Form 10-K
period 2024-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2025-02-28
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 29, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $259.2 million based on the closing price of $9.65 as reported on the NASDAQ Capital Market.

As of February 24, 2025, there were 54,586,397 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2024

Table of Contents

PART I

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summaries

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic factors that decrease the level of disposable income of consumers or consumer confidence and negatively impact the ability or desire of people to travel;

●

suspended operations, cancelling or rescheduling of voyages, the denial and/or unavailability of ports of call and other potential disruptions to our business and operations related to health pandemics, political or civil unrest, war, terrorism, or other similar events;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed herein in Item 1A. Risk Factors.

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

Overview

Lindblad has been providing marine expedition adventures and active travel experiences globally to its guests since 1979. Our expedition sailing and land-based adventure travel experiences foster a spirit of exploration and discovery through itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is to offer life-enhancing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our brands include Lindblad Expeditions, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Family Adventures”), Thomson Safaris Ltd (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

We choose to visit geographic areas based upon many factors, including weather, marine conditions, migration patterns and various natural phenomena and are continually expanding our travel offerings. In the northern hemisphere summer months, we primarily visit the High Arctic regions of the world, Alaska, the Canadian Maritimes, Europe, and in the northern hemisphere winter months, we primarily travel to Antarctica, South America, Costa Rica, Baja California, Panama and the Caribbean. The Galápagos Islands are a year-round destination offering a diverse variety of marine, land and airborne wildlife.

Our offerings appeal to a wide range of travelers, both individuals and families, with affluent individuals in the U.S. aged 50 years or older representing our largest demographic category. We lead life-enhancing expeditions helping curious travelers experience the world from a new perspective. The quality of our offerings has enabled us to achieve and maintain premium pricing in the market instead of pursuing the type of discounting offered by most cruise lines that are focused on the broader market. Our product offering, value proposition and differentiated pricing approach have enabled us to historically achieve high net yields and occupancy rates.

We have a longstanding relationship with the National Geographic Society, which began in 2004, and was founded on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. In November 2023, this strategic partnership with National Geographic was extended and expanded through 2040. Under the new agreement, the two companies have extended their industry-defining 20-year relationship, allowing the brand to reach new worldwide audiences through compelling new market opportunities and long-term, mutually beneficial growth strategies. We collaborate with National Geographic on expedition planning and to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Lindblad Expeditions’ Ships

We operate a fleet of 12 owned expedition vessels, along with seven seasonal chartered ships, to provide our signature marine-based adventures to over 40 destinations on six continents, offering itineraries that last from five to over 30 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape and observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps.

We have extensive experience operating in the Galápagos Islands, Alaska, Antarctica and the Arctic, with the Lindblad family having been among the first to bring non-scientist travelers to these regions. We operate four vessels providing itineraries in the Galápagos Islands throughout the year. We operate three polar vessels that serve primarily in Antarctica during the northern hemisphere winter, in the Arctic and Europe during the northern hemisphere summer and various destinations during the intermediate months. We operate four ships in Alaska during the summer months that then primarily travel south along the North American Pacific coastline to Baja California’s Sea of Cortez, Costa Rica and Panama for the winter. We also operate a blue water ship that sails itineraries in Antarctica, Europe, the Mediterranean Sea, the South Pacific and Asia. We continue to search for, and evaluate, distinctive locations to present new and exciting expedition itineraries for our guests.

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

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Delfina	2007, renovated in 2025	16	8	Galápagos Islands	Ecuador
National Geographic Endeavour II	2005, renovated in 2016	96	50	Galápagos Islands	Ecuador
National Geographic Endurance	2020	138	75	Arctic, Antarctic, Greenland, Iceland, Northwest Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe and Patagonia/South America	Bahamas
National Geographic Gemini	2001, renovated in 2025	48	27	Galápagos Islands	Ecuador
National Geographic Islander II	1991, renovated in 2022	48	24	Galápagos Islands	Ecuador
National Geographic Orion	2003	102	53	South Pacific and Asia	Bahamas
National Geographic Quest	2017	100	50	Alaska, California Coast, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Resolution	2021	138	75	Arctic, Antarctica, Greenland, Iceland, Northwest Passage, Norway and Patagonia	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California, the Pacific Northwest and Belize	U.S.A.
National Geographic Venture	2018	100	50	Alaska, California Coast and Baja California	U.S.A.
Delfin II*	2009	28	14	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	UK
Oberoi Philae*	1996, renovated in 2015	42	22	Egypt	Egypt
Sea Cloud*	1931, rebuilt in 1979, renovated in 2011	58	28	Caribbean and Mediterranean Seas	Malta
Sea Cloud II*	1998	88	44	Mediterranean Sea	Malta
Sun Goddess*	2020	60	30	Egypt	Egypt

__________

* Chartered Vessel

For voyages beginning in 2026, we have added two additional charter vessels, the Delfin III and the Charaidew II.

The Delfin III, sails the Ucayali and Marañón rivers to the confluence of the mighty Amazon River in Peru’s Upper Amazon year-round with style. The Delfin III is an elegant ship, sustainably furnished, featuring hand-made furniture, art and textiles from the surrounding communities that are supported by our guests. She carries 42 guests in 21 spacious suites, providing an intimate and exceptionally comfortable experience. Guests will enjoy sweeping views in expansive public spaces, including an air-conditioned presentation room and lounge, an open-air sun deck with whirlpool hot tub, small exercise room and wellness spa, and a dining room with a 270-degree panorama serving exquisite Amazonian-Peruvian cuisine.

The Charaidew II, is a 17-cabin boutique vessel, with an extra-shallow draught and low profile, sailing the less-traveled areas of the Brahmaputra River, a holy body of water whose banks are home to incredible wildlife as well as small, rarely visited communities, in the Indian state of Assam. She will take our guests on expedition to wonderful villages and to the wilds of Kaziranga National Park, and through other areas of India, including Agra/Taj Mahal, Bandhavgarh National Park, and Kolkata.

Land Experiences Segment

The Land Experiences segment consists of our primarily land-based adventure brands, providing tours, trips, safaris and journeys centered around nature and culture. The majority of these are active, immersive experiences, featuring unique itineraries across the globe and travel in intimate, small groups.

Natural Habitat

Natural Habitat Adventures specializes in conservation-focused travel, offering transformative experiences that immerse guests in the beauty and wonder of the natural world. Their journeys highlight wild habitats, incredible wildlife, and the communities that call these places home. With exclusive access to private wildlife reserves, remote areas of national parks, and uniquely situated lodges and camps, Natural Habitat ensures exceptional opportunities for wildlife viewing in pristine environments.

As the world’s first 100% carbon-offset travel company, Natural Habitat demonstrates a deep commitment to sustainable tourism. Their dedication to environmental stewardship and exceptional travel experiences has earned them the distinction of being the exclusive conservation travel partner of World Wildlife Fund (“WWF”). This partnership allows Natural Habitat to promote their unique style of conservation travel to WWF’s substantial list and collaborate with WWF’s top scientists in training the company's guides and field team.

Off the Beaten Path

Off the Beaten Path offers active small-group and private custom journeys around the world with a long-standing focus on localized, authentic travel experiences in superlative geographies. Off the Beaten Path is widely known for its offerings in United States (“U.S.”) National Parks and has extensive programming in Alaska and beyond U.S. borders to international locations such as Oceania, Central and South America, Europe and Africa. Examples of international expeditions include hiking in New Zealand’s South Island, experiencing the culture, architecture, and village life of Morocco, and family adventures in Patagonia’s Lake District. All Off the Beaten Path expeditions are defined by a focus on hiking and walking, wildlife and nature, and history and culture, anchored by unique lodging reflecting the authentic nature of place and led by deeply experienced, local guides.

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

Thomson Group

Founded on a passion for travel more than 40 years ago, US-based Thomson Group and its Tanzanian affiliates offer a depth of experience and expertise that are rare in the industry. Leveraging their Tanzania-based ground operations, Thomson Group focuses on providing socially responsible, eco-friendly, immersive Tanzanian safaris, and industry-leading, luxury Kilimanjaro treks. Most safari and post-Kilimanjaro itineraries benefit from the inclusion of Gibb’s Farm, an award-winning, historic lodge on 80 stunningly verdant acres that abut Ngorongoro Conservation Area. In addition to handling small-group, private and prestigious affinity trips to Tanzania, Thomson Group is also an experienced family travel provider, having established one of the country’s first exclusively family-focused travel companies, Thomson Family Adventures 25 years ago.

Competitive Strengths

Our management team believes the following characteristics of our business model enables us to successfully execute our strategy:

Strong Track Record, Expertise and Name Recognition

Our leadership and expertise today are built on the Lindblad family’s decades of experience in expedition adventure travel. Sven-Olof Lindblad, our Founder and Board Co-Chair, comes from a rich expedition heritage. The International Association of Antarctica Tour Operators, which was established in 1991, believes that the concept of expedition cruising, coupled with education as a major theme, began when Lars-Eric Lindblad, Sven-Olof Lindblad’s father, led the first traveler’s expedition to Antarctica in 1966. The following year, he led the first traveler’s expedition to the Galápagos Islands. Lars-Eric Lindblad has also been recognized by The New York Times, Travel + Leisure Magazine and other publications for his vision and leadership in developing what is today known as expedition travel. Believing that educated people who saw things with their own eyes would be a potent force for the preservation of the places they visited, Lars-Eric Lindblad worked to promote conservation and restoration projects worldwide. Sven-Olof Lindblad founded Lindblad in 1979, expanding the legacy of his father by providing expanded marine experiences around the world and leading innovation in the expedition adventure travel industry.

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

Classic Journeys, founded in 1995, offers the most culturally rich and authentic walking tours in the world. Recognized as a multi-time World’s Best Tour Operator by Travel + Leisure Magazine, Classic Journeys was inducted into the Travel + Leisure Magazine Hall of Fame in 2023 for sustained excellence. Classic Journeys’ trips feature curated walks, ‘only with Classic Journeys’ access and experience, expert local guides, small groups, enchanting accommodations, eating like and with the locals, and regenerative travel.

Thomson Group was founded in 1981 and has been providing exceptional safari experiences, and Kilimanjaro treks and family adventures for more than 40 years. Known for authentic and engaging travels, the company has grown steadily, earning an industry-wide reputation for quality, garnering awards, including 7-time Travel + Leisure World’s Best, and becoming the trusted Tanzania operator for alumni of the world’s most prestigious universities.

As pioneers with decades of experience in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition tours in remote, wild locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism.

Some of the awards we earned during 2024 and 2023 are as follows:

2024

●	Condé Nast Traveler’s 2025 Gold List: The Best Cruise Ships in the World – National Geographic Islander II

●	Cruise Critic 2024 Best in Cruise Awards: Best Expedition Cruise Line

●	Cruise Critic 2024 Best in Cruise Awards: Best in Antarctica

●	Cruise Critic 2024 Best in Cruise Awards: Best in Galápagos

●	Cruise Critic 2024 Best in Cruise Awards: Cruisers’ Choice Best Expedition Cruise Line

●	Cruise Critic UK 2024 Best in Cruise Awards: Best in Antarctica

●	Cruise Critic UK 2024 Best in Cruise Awards: Best in Galápagos

●	Cruise Critic 2024 Best in Cruise Awards: Best Expedition Cruise Line

●	Cruise Critic AUS 2024 Best in Cruise Awards: Best Expedition Cruise Line

●	Cruise Critic AUS 2024 Best in Cruise Awards: Best in Antarctica

●	Cruise Critic AUS 2024 Best in Cruise Awards: Best in Galápagos

●	Cruise Critic AUS 2024 Best in Cruise Awards: Cruisers’ Choice Best Expedition Cruise Line

●	2024 HSMAI Adrian Awards: Public Relations/Communications – Feature Placement – Baja California Group Press Trip [Gold]

●	2024 HSMAI Adrian Awards: Public Relations/Communications – Innovation – Climate Change and Zero Waste Menus [Gold]

●	2024 HSMAI Adrian Awards: Digital – Contest/Sweepstakes – Jeopardy! Explore Iceland Sweepstakes [Silver]

●	2024 HSMAI Adrian Awards: Public Relations/Communications – Innovation – Climate Change and Zero Waste Menus [Best in Category]

●	2024 HSMAI Adrian Awards: Digital – Contest/Sweepstakes – Jeopardy! Explore Iceland Sweepstakes [Best in Category]

●	Good Housekeeping 2025 Family Travel Awards: Remarkable Voyage – National Geographic-Lindblad Expeditions, Fire and Ice: An 8-Day Sail Around Iceland

●	Porthole Cruise and Travel 2024 Readers’ Choice Awards: Best Expedition Ship – National Geographic Endeavour II

●	Condé Nast Traveler's 2024 Reader’s Choice Awards: Top 10 Reader’s Choice Best Cruise Lines - Expedition Ship Line

●	Travel Weekly 2024 Magellan Awards: Itinerary (Cruise – Expeditions) – National Geographic-Lindblad Expeditions’ Antarctica Direct Itineraries

●	Travel Weekly 2024 Magellan Awards: Eco-Friendly “Sustainable” Cruise Ship (Cruise – Overall) – National Geographic Endurance

●	Condé Nast Traveler's 2024 Gold List: The Best Cruise Ships in the World – Delfin II

●	TravelAge West 2024 Wave Awards: Best Cruise Line for Antarctica Sailings

●	Virtuoso Best of the Best Travel Awards: Best Adventure Community Partner

●	Travel + Leisure’s World’s Best Awards 2024: Readers' 10 Favorite Intimate-ship Ocean Cruise Lines – Lindblad Expeditions

●	Global Traveler Magazine’s Wherever Family Awards 2024: Best Family Friendly Travel Provider of the Year

●	USA TODAY 10Best Readers' Choice Awards: Best Boutique Cruise Line

●	USA TODAY 10Best Readers' Choice Awards: Best Alaska Cruise

●	USA TODAY 10Best Readers' Choice Awards: Best Family Cruise

●	Australian Travel Industry Association’s National Tourism Industry Awards (NTIA): Sustainability Award – Supplier

●	TravelPulse Travvy Awards: Best Cruise Ship (Expedition/Adventure) – National Geographic Islander II [Silver]

●	Travel + Leisure 2024 World’s Best Tour Operator - Classic Journeys

●	Travel + Leisure World’s Best Tour Operator Hall of Fame Inductee- Classic Journeys

●	Travel + Leisure 2024 World’s Best Awards: Best Tour Operator - DuVine

●	Explore France: 2024 Best Initiative Towards Sustainability - DuVine

●	2024 Travel + Leisure 2024 World’s Best Awards: Top 10 Safari Outfitter – Thomson Safaris

●	USA Today Top 10Best Adventure Tour Operators – Thomson Safaris

2023

●	Good Housekeeping 2024 Family Travel Awards: “Wild Galapagos & Peru Escape”

●	2023 Travel + Leisure World’s Best Awards: Best Tour Operators Hall of Fame - Classic Journeys

●	2023 Travel + Leisure World’s Best Awards: Best Tour Operators - DuVine Cycling + Adventure Company

●	2023 Men's Health Travel Awards: Active Experiences: “Exploring Alaska’s Coastal Wilderness”

●	2023 Women's Health Travel Awards: Best Adventure Cruise: “Wild Alaska Escape: Haines, the Inian Islands, and Tracy Arm Fjord”

●	Condé Nast Traveler's Reader's Choice Awards: Best Expedition Ships: Lindblad Expeditions

●	Condé Nast Traveler's 2023 Gold List: The Best Cruise Ships in the World: National Geographic Endurance

●	Cruise Critic Editors’ Picks Awards: Best in the Galápagos (Expedition)

●	Cruise Critic UK’s Editors’ Picks Awards: Best in the Galápagos (Expedition)

●	Travel Weekly 2023 Gold Magellan Awards: Eco-Friendly "Sustainable" Cruise Ship (Cruise – Overall): National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Non-Suite Cabin Design (Cruise – Expeditions): National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Spa Design (Cruise – Expeditions): The Sanctuary on National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Attractions (Cruise – Expeditions): Igloos on National Geographic Endurance and National Geographic Resolution

●	Travel Weekly 2023 Gold Magellan Awards: Restaurant Design (Cruise – Expeditions): Cook’s Nook and the Zero-Waste Dinner on National Geographic Resolution

●	HSMAI Adrian Silver Award: PR/Communication Campaign: Kids Under 21 Sail Free in the Arctic

●	TravelAge West 2023 Wave Awards: Best Cruise Line for Antarctica Sailings: Lindblad Expeditions

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand with extensive operating history and knowledge in the market is a significant competitive strength.

Compelling Experiential Offerings

Lindblad is known for delivering voyages that offer in-depth exploration opportunities in over 40 locations around the world. Expeditions are operated on intimately-scaled ships with capacities ranging between 16 and 148 guests, fostering a friendly atmosphere on board and extensive interaction between guests, crew and the teams of world-class scientists, naturalists, researchers and photographers that participate in the expeditions. The vessels are nimble and can access locations that are unattainable for large cruise ships, allowing for in-depth exploration itineraries and viewpoints. The ships are customized to provide our signature adventure experiences and activities, such as kayaking among Antarctic icebergs to view penguins or traveling on a Zodiac for an up-close encounter with a whale. Based on our product offerings, we are able to support premium pricing with minimal discounting.

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

Off the Beaten Path offers active small-group and private custom journeys throughout North America, Central and South America, Oceania, Europe and Africa, ranging from seven to 29 days. Examples of expeditions include culture and history focused experiences in the Desert Southwest, exploring nearly all of the National Parks in the U.S. and Canada, hiking focused exploration of New Zealand’s South Island, enjoying a family adventure in Patagonia’s Lake District and experiencing the culture, architecture and village life of Morocco. Off the Beaten Path’s adventures average 10 or fewer guests per trip, focus on hiking and walking, wildlife and nature, and history and culture, anchored by unique lodging reflecting the authentic nature of place and paired with deeply experienced, friendly guides.

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

Classic Journeys delivers handcrafted walking tours featuring expert local guides who know the most cinematic footpaths in the region. Including walking scenic countryside paths in Portugal studded with ancient cork trees and vineyards, exploring Stonehenge at sunrise when it is closed to the public, following panoramic coastal footpaths along the Amalfi coast that lead to a pizza making lunch at a private family’s estate. Guests eat like locals with culinary experiences that range from gourmet picnics to world class restaurants, enjoying local food traditions and enjoy top-rated and authentic accommodations. Classic Journeys’ tours run between five and 10 days, traveling with an average of 10 or fewer guests.

Thomson Group offers socially responsible and positively impactful light-treading Tanzanian safaris, industry-leading Kilimanjaro treks, global custom and private tours, and family travel experiences. Between their safaris, treks and tours, Thomson Group averages 10 or fewer guests per trip. The historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater, can accommodate up to 70 guests per night in its current 21 cottages.

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

Sven-Olof Lindblad, currently serves on the board of the Lindblad Expeditions–National Geographic Joint Fund for Exploration and Conservation (“LEX-NG Fund”) and on the Board of Advisors for Pristine Seas, a National Geographic project with a mission to protect the vital places in the ocean, and previously served on the National Geographic Society’s International Council of Advisors, which was composed of individuals identified by the National Geographic Society as visionary leaders from a range of professions and industries across the globe that exemplify the intellectual curiosity and quest for adventure that has driven the National Geographic Society’s mission since 1888. John M. Fahey, Jr., a member of our board of directors, previously served as the Chairman and Chief Executive Officer of the National Geographic Society.

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

We believe that our guests do not want to be passive tourists, so our expeditions and travel experiences foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team or travel guide that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. On our ships this could include an opportunity for the guest to watch a pod of whales, including mothers with their calves, a rookery of sea lions gathered during breeding season, or a killer whale circling a seal on an ice floe, all while standing next to a marine biologist, providing an explanation of the situation's dynamics, and an experienced nature photographer from National Geographic providing guidance and tips for taking better photos. On our land experiences this could include an immersive viewing of polar bears preparing to hunt on the ice under the guidance of an expert naturalist, expert guided white-water rafting adventures, viewing the Big 5 (the lion, leopard, rhinoceros, elephant and the African buffalo) and other wildlife on safari, cycling through mountain peaks and volcanic landscapes with locals, or a private jazz-making session with a group of musicians in Havana.

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

High Visibility and Differentiated Revenue Management Strategy

Our business model generally provides us with high revenue visibility. Given the nature of our experiences and the expectation that our guests will seek to plan such trips with substantial lead time, we generally begin to market our expeditions approximately 12 to 24 months in advance of the departure date. Guests book their trips, on average, nine months prior to travel date for our Lindblad expeditions and seven months prior to travel for our land experiences, paying a deposit at booking, providing us significant visibility into future revenue and a source of cash flow. Final payment is due 60 to 120 days prior to the date of travel, dependent upon the selected expedition or trip.

Unlike the large cruise line operators that serve the broader market, our product offerings are inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We generally do not pursue driving participation through discounting. Instead, we focus on enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is cruise industry convention to base 100% occupancy on two persons per cabin, the Lindblad segment may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market, where three or more occupants per cabin is not uncommon. However, we have historically achieved strong occupancy rates including operating at 78%, 77% and 75% occupancies for the years ended December 31, 2024, 2023 and 2022, respectively.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. In the cruise industry, net yield per available guest night is a frequently referenced metric and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. At the Lindblad segment, net yield per available guest night was $1,170, $1,097 and $978 in 2024, 2023 and 2022, respectively. Our net yield per available guest night is significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

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

Disciplined Expansion

We believe affluent travelers view their retirement as “a time to travel and explore new places,” favoring immersive and authentic experiences. This has led to strong growth in the specialty cruise and adventure travel segments. We are focused on growing our business in a prudent and disciplined manner. When evaluating various strategies for expansion of guest capacity and product offerings, we consider closely the expected return on invested capital and the range of possibilities, such as a newbuild program, adding selected charters and the acquisitions of existing ships or operators.

Given the demand for expedition sailing, since 2017, we have strategically expanded our owned and operated fleet from six ships to ten ships through a new build program. This new build program included the delivery of two custom built polar ice-class vessels, the National Geographic Resolution and the National Geographic Endurance, in 2021 and 2020, respectively, more than doubling the size of our existing polar capacity, and the delivery of two coastal vessels, the National Geographic Venture and the National Geographic Quest, in 2018 and 2017, respectively, nearly tripling the capacity of our US-flagged fleet.

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

In 2024, we continued to diversify our experiential product portfolio with the acquisition, through our land-based subsidiary Natural Habitat, of Thomson Group to further expand its land-based experiential travel offerings and increase its addressable market. Thomson Group consists of three adventure travel brands, including Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country. In addition to its adventure travel brands, the acquisition includes three Tanzania operators, Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater, the operator of Kilimanjaro treks Nature Discovery, which has more than 30 years of experience, and Thomson Safaris Limited.

In January 2025, we acquired the renamed National Geographic Delfina and National Geographic Gemini, for sailing the Galápagos Islands, increasing our cupos (licenses) and guest capacity in the national park by 44%.

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

All of our land tour companies share a commitment to an exceptional guest experience – achieved in part through small groups, best-in-class interpretation and guiding, and local connections built over decades of operating in their destinations. Each company offers a variety of services, activities and equipment specific to their tour segment and provides equipment for guests such as kayaks, snowshoes, parkas, and bicycles – from high-end road bikes to e-bikes. We transport guests in vehicles specific to the journey such as customized polar rovers for up-close viewing of polar bears on the Tundra, specialized 4x4 off-road vehicles while on safari or dedicated support vehicles that follow the day’s bicycle route distributing refreshments and offering a lift to tired bikers. Experienced, local guides lead guests on journeys while viewing grizzly bears in Alaska, cycling through Tuscany, hiking in Zion National Park, touring ancient ruins in the Amazon, safely summiting Kilimanjaro, one of the world’s Seven Summits, observing the Great Migration of the Serengeti, rafting the Grand Canyon or taking in meals with locals in a Mediterranean village.

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

We source our business through a combination of direct selling, travel agency networks and, at the Lindblad segment, through our brand licensing agreement with National Geographic. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, the majority of our guests have been from the United States. Expedition sailing guests sourced from the U.S. represented approximately 93% of our total global expedition cruise guests’ ticket revenue in 2024 and 94% in 2023 and 2022. While Land Experiences segment guests from the U.S. represented 93% and 91% of Land Experiences guest ticket revenue for 2024 and 2023, respectively.

Our largest channel for expedition sailing guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or making a reservation online at our website. The direct channel represented approximately 54% of expedition cruise guest ticket revenues for 2024, 46% for 2023, and 40% in 2022. Previously, the National Geographic relationship served as a significant channel for bookings for our expedition sailing business. Under the brand license agreement between the Company and National Geographic, effective January 1, 2024, the former National Geographic sales channel co-selling arrangement operates as direct sales through the Company’s booking system. Under the previous arrangement, the National Geographic channel represented approximately 20% of expedition sailing guest ticket revenues for 2023, and 25% for 2022.

Land Experiences’ direct channel represented approximately 87%, 88% and 85% of Land Experiences guest ticket revenue for 2024, 2023 and 2022, respectively.

We also generate significant bookings from travel agents and wholesalers, representing approximately 25% of expedition sailing guest ticket revenue for 2024, 26% for 2023, and 28% for 2022, while Land Experiences bookings from travel agents and wholesalers represented approximately 11%, 10% and 13% of Land Experiences guest ticket revenue for 2024, 2023 and 2022, respectively. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The three consortiums with which we have preferred partner agreements are Virtuoso, Signature and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales teams meet annually with hundreds of highly-targeted agents, at consortium conferences and training seminars, and in-person at agency offices, to provide hands-on training, support and product knowledge.

The remainder of our bookings come from affinity groups and charters, which are predominantly college and university alumni associations and other travel organizations targeting specific market niches. Affinity groups represent 7% of Lindblad segment guest ticket revenues for 2024, and 8% in 2023 and 2022, and represent 2% of Land Experiences guest ticket revenue for 2024, 2023 and 2022.

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

We operate several websites related to our businesses and brands. These include, www.expeditions.com for our Lindblad expedition sailing offerings, www.nathab.com for our Natural Habitat nature adventures, www.offthebeatenpath.com for our Off the Beaten Path guided travel adventures, www.duvine.com for our DuVine cycling adventures and www.classicjourneys.com for our Classic Journeys handcrafted luxury walking tours. We also have a number of websites dedicated to the Thomson Group businesses, including www.thomsonsafaris.com for our Tanzania safaris offerings, www.thomsontreks.com for our luxury Kilimanjaro treks, www.gibbsfarm.com for our Gibbs Farm lodge, www.naturediscovery.com for our Kilimanjaro and mountain trekking operations, and www.familyadventures.com for scheduled and custom group and family adventure travels offerings. Consumers are directed to key areas on each website through weekly emails, direct mail, social media, press releases, and advertising. We also routinely offer webinars to provide greater insights into our expeditions, hosted by members of our expedition teams with intimate knowledge of the geographies featured.

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

Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys and Thomson Group brands are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine’s revenues are recorded during the second and third quarters from their spring and summer departures, and the majority of Thomson Group revenues are recorded in the third quarter, during the height of their safari season. While Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

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

Suppliers

Our largest capital expenditures are for ship acquisition and their capital improvements. Our largest operating expenditures are for ship maintenance, payroll, fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices.

Insurance

We maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is at appropriate levels to protect against most of the risk involved in the conduct of our business.

We maintain insurance on the hull and machinery of each of our ships that includes additional coverage for disbursements, earnings and increased value. We also maintain protection and indemnity insurance for each of our owned ships. In addition, we maintain war risk insurance on each ship, which covers damage due to acts of war, including invasion, insurrection, terrorism, rebellion, piracy and hijacking. This includes coverage for physical damage to the ship, which is not covered under the hull policies as a result of war exclusion clauses in such hull policies. Consistent with most marine war risk policies, under the terms of the war risk insurance coverage, underwriters can give notice that the policy will be canceled and reinstated at higher premium rates. We also maintain insurance coverage for shoreside property, shipboard inventory and marine and non-marine general liability risks. In addition, we maintain workers’ compensation, directors’ and officers’ liability and other insurance coverage.

Industry and Market

Ship based travel has been steadily increasing since 2021, with 20.4 million passengers in 2022, 31.7 million passengers in 2023, 35.7 million passengers expected to sail in 2024 and 39.5 million passengers forecasted to sail in 2027, per a Cruise Lines International Association's (“CLIA”) reports. The expedition travel segment passengers have increased 71% from 2019 to 2023.

We believe the specialty and small ship cruising segment of the cruise industry and the specialty active land-based tours segment of adventure travel demonstrate the following positive fundamentals:

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

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families. Affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. Based on the U.S. Census Bureau’s 2022 National Projections, the age group of 50 years and older numbered approximately 121 million individuals in 2022, or approximately 36% of the U.S. population, and is expected to grow 3% to 124 million by 2025 and 8% to 130 million by 2030. CLIA reported that 64% of the overall cruise market was comprised of passengers aged 40 and over, while travelers aged 60 and over accounted for 34% of total passengers. We believe that our small ship expedition and small group land tour offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide.

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

For our land-based expeditions, trips and tours, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our larger competitors include Abercrombie & Kent, Backroads, Butterfield & Robinson, Mountain Travel Sobek, Overseas Adventure Travel, and &Beyond.

Cruise ship vacation travel is approximately 2% of the travel and tourism sector as we also compete with other vacation alternatives, such as land-based resort hotels and sightseeing destinations, for guests’ leisure time.

Environmental and Social

We are driven by the goal of helping people see, feel, discover and appreciate the natural world, increasing awareness and appreciation for the environment and, in turn, caring for the sustainability of our planet. We have been a leader in sustainable, responsible travel for more than 45 years, through raising awareness, adopting green business practices, protecting nature, preserving culture, supporting local communities and artisans and practicing sustainability throughout every level of our operations, from ships to offices. Our active, cross-functional Responsible Exploration programs are organized under three main pillars: Conservation & Environment; Community & Culture; and Science & Education. In addition, we are committed to company-wide diversity, equity and inclusion initiatives, including recruitment, hiring and mandatory training for all employees.

Lindblad and Natural Habitat are 100% carbon offset, with Natural Habitat believed to be the world’s first 100% carbon offset travel company, and both brands offer a single-use plastic free guest experience. In 2008, the LEX-NG Fund was established by Lindblad and the National Geographic Society to support ocean conservation, the restoration of marine and coastal habitats and environmental stewardship in the regions visited by our fleet, and beyond. Lindblad Expeditions also established an Artisan Fund in 2007, the first in-house artisan development program in the cruise industry, which draws its resources from 5% of sales in the shipboard global galleries and markets. Thomson Group has a sister non-profit founded in 1996 called Focus on Tanzanian Communities that has raised millions of dollars for education, women’s entrepreneurship training, healthcare and clean water in northern Tanzania – collaborating and working alongside local communities.

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

In 2018, we eliminated guest-facing single-use plastics across the National Geographic-Lindblad Expeditions fleet and have been a 100% carbon offset company since 2019. We offset the carbon footprint of our business (including fleet operations; expedition operations; staff and crew travel; waste; and other smaller but measurable sources of emissions), through a portfolio of verified project investments developed with South Pole, Inc., the world's leading developer of international emission reduction projects. We fund projects that utilize technologies including, but not limited to, solar, wind, geothermal and hydropower to mitigate, sequester or remove carbon from the atmosphere, which are certified under one of the industry-recognized standards; (i) Verified Carbon Standard, (ii) Gold Standard VER or (iii) Certified Emission Reduction. Projects we funded in 2024 to offset emissions from the 2023 calendar year to offset Scope 1, 2, and 3 included a solar project in India, a wind power project in Inner Mongolia, China, and a biogas project in Uganda. In previous years we funded 18 additional carbon reduction projects such as a tropical forest restoration project in Brazil; efficient cookstoves in Mozambique and Ethiopia; hydroelectric powerplant and a geothermal project in Indonesia; and wind power projects in New Caledonia and Colombia, among others. All projects in our portfolio support the UN's established Sustainable Development Goals.

At the Lindblad segment, our staff works with several organizations to promote sustainable seafood programs, including (i) the Monterey Bay Aquarium Seafood Watch program, whose scientific-based standards guide seafood producers, industry leaders, organizations, and governments around the globe to improve their fishing practices, (ii) a co-op in the Galápagos Islands committed to ocean conservation and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem.

Because of our commitment to environmentally friendly travel, Natural Habitat began a relationship with WWF in 2003 as a conservation travel provider for the Natural Habitat brand. Natural Habitat has provided more than $6 million in support of WWF’s mission to conserve nature and reduce the most pressing threats to the diversity of life on Earth and will continue to donate a portion of sales annually in support of these efforts. Natural Habitat travelers have donated an additional $40 million in support of WWF priorities in some of the most precious yet imperiled places on the planet. This innovative partnership benefits our travelers, our company, and the planet as we work together to change the way people think about travel.

Natural Habitat has been actively working to mitigate the waste produced on our adventures. In 2011, single-use plastic water bottles were eliminated on Natural Habitat trips. In 2018, we eliminated plastic straws. In 2019, Natural Habitat operated the World’s First Zero Waste Adventure in Yellowstone National Park, an ambitious quest to reduce waste so dramatically that all waste generated on a weeklong trip would fit into one quart-sized bottle. This was accomplished through a combination approach of reusing, refusing, recycling, composting, and ‘terracycling’, which gave the travel industry a comprehensive look at how to minimize and mitigate waste during travel and several best practices documents were created to help shape and influence the industry.

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

Together with our guests, since the Fund was established in 2008, we have awarded $24.7 million to local, regional and global projects supporting the regions we visit, and beyond. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects.

During 2024, the LEX-NG Fund provided support for 45 conservation, research, and education projects and programs, including 20 National Geographic Explorer-led Visiting Scientist projects aboard the fleet; and three major programs including National Geographic Pristine Seas, the Grosvenor Teacher Fellowship, and Unplastify, an effort that has reached 158 educational institutions in 23+ countries engaging student leaders on the topic of reducing and eliminating plastic use. These 2024 projects and programs are supported by $2.67 million in funding from the LEX-NG Fund. The LEX-NG Fund issued dozens of unique grants and project funding support agreements in 2024 to conservationists, educators, researchers, and storytellers, plus seven regional partners including the Alaska Whale Foundation (in Southeast Alaska); Minga Peru (in the Peruvian Amazon); the Charles Darwin Foundation, WildAid, Scalesia Foundation, and Jocotoco/Island Conservation (all four working in the Galápagos Islands); and Sealife Response, Rehabilitation, and Research (for whale research in Antarctica).

All funds for these activities were donated by guests traveling aboard our fleet, and online donations to the LEX-NG Fund made on the National Geographic Society’s website.

The LEX-NG Fund is managed jointly by one of our staff members and one National Geographic Society staff member, and the Board of Directors is currently comprised of five members, including Sven-Olof Lindblad, our founder and Board Co-Chair; Ian Miller, Chief Science and Innovation Officer at the National Geographic Society; Alex Moen, Chief Explorer Engagement Officer at the National Geographic Society; and two At-Large members.

Artisan Fund

Lindblad established the Artisan Fund in 2007 to support artisan development work in regions we visit around the world and is funded through 5% of all proceeds from shipboard global gallery and market sales. Our Artisan Fund helps bolster and empower artisan communities by offering training programs, supplying workspaces and equipment, issuing grants for local projects benefiting artisans, and educating shipboard guests on the value of buying handmade goods.

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

As of December 31, 2024, together with our subsidiaries, we had approximately 1,300 employees, including approximately 370 shipboard employees, and approximately 860 full-time and 80 part-time employees in our shoreside and land operations.

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

In January 2024, the European Union Emissions Trading System (EU ETS) was extended to cover CO2 emissions from all large ships (5000 gross tones and above) entering European Union ports regardless of the flag they fly. The system builds on the provisions for other EU ETS sectors, as well as the recently revised European Union Monitoring, Reporting and Verification Regulation for maritime transport. Shipping companies are required to surrender allowances for portion of their emissions during an initial phase in Period: The first deadline falls due in September 2025 for 40% of the 2024 emissions reported. Then in September 2026, 70% of 2025 emissions reported., and in September 2027 100% of emissions will need to be surrendered going forward each year.

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

Risks Related to the Demand for Expedition Travel

Events and conditions around the world, including war and other military actions, such as the civil unrest in Ecuador, the Israel-Hamas war, the ongoing conflict between Russia and Ukraine, or other events impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for expedition travel.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the civil unrest in Ecuador, the war between Israel and Hamas, the continuing conflict resulting from the Russian invasion of Ukraine, and other general concerns. The invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas.

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

Any restrictions on expedition travel related to health concerns or for other reasons, have materially adversely affected our business and could materially adversely affect our future financial condition and liquidity.

Although most COVID-19 pandemic travel restrictions have been lifted or eased, such measures may be reimposed or extended as a result of a COVID-19 outbreak or another infectious disease. Any cases of any health outbreak on one of our vessels or other vessels could result in a subsequent suspension of travel or limit our ability to disembark guests from such vessels. There can be no assurance that our guests will be able to travel to embarkation or from disembarkation destinations, or that such locations will not implement new travel restrictions which would impact our ability to sail scheduled itineraries. Travel restrictions have materially adversely impacted our business and operations, and existing or new travel restrictions or lower guest demand would have a material adverse impact on our results of operations, financial condition and liquidity.

In addition, the industry may again in the future be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our expedition fleet and operations or result in cancellations.

Risks Related to Our Business and Operations

We may lose business to competitors in the vacation market, which would negatively impact our results of operations and financial condition.

We operate in the vacation market, and adventure travel is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other expedition and adventure travel operators, but also to other vacation operators who provide other leisure options, including hotels, resorts and package holidays and tours. The vacation industry in general is fiercely competitive with consumers being solicited for vacation travel from a variety of sources.

We face significant competition from other vacation options, adventure travel operators and cruise companies on the basis of pricing, quality, destination, travel advisors’ recommendations, and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination, is fragmented, and is primarily comprised of private operators. Currently, we do not directly compete with large cruise vessels. However, large cruise operators have been expanding into the expedition cruise market, and in the event they start offering smaller sized vessels to compete directly with us and our itineraries, we would have increased competition and could face pricing pressures by such competitors through discounts or otherwise that would likely negatively impact our profitability.

In the event that we do not compete effectively within the vacation industry, our results of operations and financial position would be materially adversely affected.

An increase in expedition ship capacity worldwide or excess capacity in a particular market could adversely impact our expedition sales and/or pricing.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by our deployment decisions and our competitors’ deployment decisions. New expedition class ships have been ordered, are under construction, or have already been delivered for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary, and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

Our business may be negatively affected by severe or unusual weather conditions, including climate change.

Our fleet, the port facilities we use, and the destinations where we offer land expeditions may be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice floes. From time to time, we may be forced to alter itineraries or cancel expeditions due to these or other factors, which could negatively impact our sales and profitability. Additionally, substantial changes to historical weather patterns, whether caused by climate change or other factors, including changing temperature levels, changing rainfall patterns and changing storm patterns and intensities, could significantly impact our future business. Substantial changes to historical weather patterns could result in significant negative changes to the delicate regions that our expeditions venture, such as rising temperatures in the Arctic region that could accelerate the melting of the polar ice cap or changes to the historical weather patterns in delicate areas such as the Galápagos Islands that impacts its ecosystem and, therefore, potentially impact the viability of various expeditions, such as our polar bear tours.

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

We have a Brand License Agreement with National Geographic through 2040, and any early termination or alterations to this agreement would likely have a material adverse effect on our business. Pursuant to the agreement, our owned vessels contain the phrase “National Geographic” in their names, we have access to certain of National Geographic’s marks and images for advertising purposes, and we and our guests have access to National Geographic photographers, naturalists and other experts. The National Geographic agreement also serves as a significant resource for bookings for our expedition sailing business. Our agreement with National Geographic includes a co-selling and co-marketing arrangement through which National Geographic promotes our expedition sailing offerings in its marketing campaigns across web-based, email, print and other marketing platforms and sells our expeditions through its internal travel division.

National Geographic has the right in certain instances to unilaterally terminate the Brand License Agreement early, including: in the event of a change of control; our failure to achieve specified growth benchmarks or capacity as of December 31, 2035; or a failure to meet product quality score benchmarks. If our agreement with National Geographic is terminated early or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations may be materially adversely affected.

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

Although we have no new builds currently in construction, we drydock vessels for repairs or modifications annually, and we have in the past and may in the future increase the size of our fleet by constructing or renovating additional vessels in the future. Vessel building, modification and repairs are subject to risks of delay or cost overruns caused by conditions beyond our control including, but not limited to, one or more of the following:

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

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems, which are also affected by health pandemics. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.

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

Unavailability of ports of call and expedition destinations may adversely affect our results of operations.

The availability of ports and expedition destinations is affected by a number of factors, including existing capacity constraints, constraints related to the size of certain ships, and regulations, security, environmental and health concerns, adverse weather conditions and natural disasters, financial limitations on port development, exclusivity arrangements that ports may have, geopolitical developments, such as the Russia/Ukraine conflict, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists and overcrowding. In addition, the ability to have guests travel to an expedition destination and fuel costs may adversely impact the destinations on certain of our itineraries.

Certain ports and expedition destinations are facing a surge of tourism that, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations, including proposed limits on cruise ships and cruise passengers or tourists in general.

Any limitations on the availability or feasibility of our ports of call or expedition destinations could adversely affect our results of operations.

Any change in federal or state classifications of our workforce could materially effect our business.

We hire a significant number of shipboard personnel, independent contractors and remote location employees for our expeditions. Changes to federal or state classifications regarding remote employees and independent contractors could adversely impact our business and operations and increase our labor costs.

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

We have a relationship with World Wildlife Fund (“WWF”), and the termination of or alterations to this relationship may have an adverse effect on our Natural Habitat business.

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

Our capital expenditure and operating costs, including food, hotel, payroll, fuel, maintenance and repair, airfare, taxes, insurance and security costs, have risen in recent years, and are subject to future increases due to market forces, inflation, supply chain disruptions and economic or political conditions or other factors beyond our control. If prices continue to rise significantly in a short period of time, we may be unable to sufficiently increase fares or other fees to fully offset our increased costs. Increases in capital expenditures and operating costs generally negatively adversely affect our profitability.

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

Our principal executive offices are located in New York, New York, our principal shoreside operations are located in Seattle, Washington, our shoreside Galápagos’ offices in Ecuador, and our subsidiary operation offices are located in Louisville, Colorado, Bozeman, Montana, Somerville and Watertown, Massachusetts, and La Jolla, California. We also lease office space, land and camps in Tanzania. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We carry business interruption insurance to transfer standard insurable risks for our shoreside operations and cyber liability for our information systems. Any losses or damages incurred by us in excess of our insurance coverage could have an adverse impact on our results of operations.

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

We may also be unable recruit, develop, and retain qualified shipboard personnel who need to live away from home for extended periods of time and other qualified employees, which may adversely impact our business operations, guest services and satisfaction. We hire a significant number of qualified shipboard personnel each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships, including isolated health infections that could result in potential outbreaks on our ships, and the related adverse media publicity, and adverse economic conditions that negatively affect our profitability could negatively impact our ability to recruit, develop, and retain sufficient qualified shipboard personnel. In addition, in general, the United States is experiencing a labor shortage and our ability to attract, recruit, develop, and retain qualified personnel is more difficult, and any shortage of qualified employees could adversely impact our business and operations.

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

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to affected subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection.

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

As of December 31, 2024, we had $635.0 million indebtedness and significant debt service obligations related thereto. Such indebtedness could:

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

Any inability to satisfy any covenants required by our existing or future debt agreements could result in an acceleration of certain of our indebtedness.

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

Governance

We have an Information Security Committee, which is comprised of our Vice President of Information Technology (“VPIT”) and our network administrators. The Information Security Committee works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery policies. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Information Security Committee monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Risk Management Committee when appropriate.

The Information Security Committee is assisted by a Virtual Chief Information Security Officer (the “vCISO”) which is a contracted third-party security irm whose responsibilities include the formulation, review and recommendation of information security policies, ensuring compliance with applicable information security requirements, assessing the adequacy and effectiveness of the information security policies and coordinate the implementation of information security controls, identifying and recommending how to handle an instance of non-compliance, providing clear direction and visible management support for information security initiatives, promoting information security education, training, and awareness throughout the Company, and initiating plans and programs to maintain information security awareness, educating the team and staff on ongoing legal, regulatory and compliance changes as well as industry news and trends, and reporting annually, in coordination with the vCISO, to Executive Management on the effectiveness of our information security program, including progress of remedial actions.

Our VPIT and vCISO provide frequent reporting and updates to our executive management and provides a full report to the Audit Committee of the Board on the cybersecurity audit and its cybersecurity roadmap for improvements and new infrastructure implementations annually, or more frequently if the need arises.

Our vCISO has employees and consultants that have served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of two large public companies. Our VPIT holds several information technology licenses and certificates and has served in various roles in information technology for over 25 years, including experience managing risks arising from cybersecurity threats.

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

Risk Management and Strategy

We have integrated processes in place to manage information technology vulnerabilities, including technological tools and applications, and controls. Two step and multi-factor authentication is required for both internal and external access. Anti-virus and malware endpoint protection software is used on all Company and non-Company information systems workstations and laptops, as well as email filtering protection. We also subscribe to a Managed Threat Response service that proactively monitors all systems. System event logs are produced and reviewed, with all exceptions and anomalies of actions affecting or relevant to information security identified and investigated. The Security Operations Center from Sophos manages this service which reviews, identifies, and investigates threats in coordination with our internal teams.

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

Our principal executive offices are located at 96 Morton Street, New York, New York where we lease approximately 13,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, our Off the Beaten Path office in Bozeman, Montana, our DuVine Cycling and Adventure office in Somerville, Massachusetts, our Classic Journeys office in La Jolla, California, a media studio in Burlington, Vermont, our Thomson Safaris offices in Watertown, Massachusetts and Tanzania, Nature Discovery and Gibb’s Farm land and camps in Tanzania, and warehouse space in Seattle, Washington for our shoreside operations. Additionally, we own the property for Natural Habitat’s Alaska Bear Camp at Lake Clark National Park. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

Item 3.	Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business and it has protection and indemnity insurance that would be expected to cover any damages. Except as described below, we are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have the potential for a material adverse effect on our financial position or results of operations.

Workers’ Committee of Navilusal Cia. Ltda.

On October 8, 2024, the Workers’ Committee of Navilusal Cia. Ltda. filed an action (the “Complaint”) with the Ministry of Labor in the Republic of Ecuador against Navilusal Cia. Ltda. (“Navilusal”), a subsidiary of the Company, alleging, among other things, Navilusal’s failure to pay a surcharge on gross sales and a percent of net profits of Ecuadorian subsidiary companies Metrohotel and Marventura, and monetary damages related thereto. The Company entered into mediation with the involved parties and agreed to settle the matter and have the Complaint dismissed for an immaterial amount. The settlement includes no admission of liability, wrongdoing, or fault by the Company or Navilusal.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIND”.

Holders

As of January 31, 2025, there were 186 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. We intend to retain all earnings for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant. In addition, our debt facilities restrict our ability to make dividend payments.

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2024.

Repurchases of Securities

Our Board of Directors publicly announced a stock repurchase plan (“Repurchase Plan”) on November 9, 2015 and increased the Repurchase Plan to $35.0 million on November 4, 2016. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. The actual timing, number and value of shares repurchased under the Repurchase Plan will depend on a number of factors, including constraints specified in any price, general business and market conditions, and alternative investment opportunities.

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

We may execute future transactions under our Repurchase Plan through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The Repurchase Plan does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2024 and $12.0 million remained available for repurchase under the Repurchase Plan.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may be purchased under approved plans or programs
October 1 through October 31, 2024	17,604	$9.88	$-	$11,974,787
November 1 through November 30, 2024	19,903	13.12	-	11,974,787
December 1 through December 31, 2024	548	13.26	-	11,974,787
Total	38,055		$-

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2019 to December 31, 2024 with the performance of the Standard & Poor’s 500 Composite Stock Index, the Standard and Poor’s 1500 Hotels, Resorts and Cruise Lines Industry Index and the FTSE 100 Index. The Standard and Poor’s 1500 Hotels, Resorts and Cruise Lines Industry Index was added as the Company's closest related published industry index. The graph assumes an initial investment of $100 on December 31, 2019 and reinvestment of dividends. The following performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
LIND	$100.00	$104.65	$102.38	$47.07	$68.89	$72.25
S&P 500	100.00	116.60	147.96	119.19	148.07	182.59
S&P Hotels, Resorts & Cruise Lines Index	100.00	76.81	93.34	70.56	112.46	147.70
FTSE 100 Index	100.00	85.66	97.91	98.80	102.58	108.36

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the headings “Risk Factors” and “Business.”

Overview

We provide expedition cruising and land-based adventure travel fostering a spirit of exploration and discovery, using itineraries featuring up-close encounters with wildlife and nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is to offer life-enhancing adventures around the world and pioneer innovative ways to allow our guests to connect with exotic and remote places.

We currently operate a fleet of 12 owned expedition ships and seven seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

We also operate land-based adventure travel experiences around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet's remarkable destinations including the animals and people who live there.

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

Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Family Adventures”), Thomson Safaris Ltd (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides global custom and private tours, family travel experiences, socially responsible and positively impactful light-treading Tanzanian safaris with expert local wildlife guides providing exceptional insight, treks to the summit of Kilimanjaro, the Roof of Africa, with 30 years of experience and a commitment to environmental and social responsibility, and high-end lodging at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater.

2024 Highlights

During April 2024, we increased our ownership of Natural Habitat from 80.1% to 90.1% for $15.2 million, as Mr. Bressler, President of Natural Habitat, exercised a portion of his put option, and increased our ownership of DuVine from 70% to 75% for $1.5 million, by exercising a portion of our call option on DuVine,

During June 2024, we announced an agreement and on January 9, 2025, we completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition expands our vessels and guest capacity in one of our core markets.

During July 2024, we acquired Thomson Group to further expand our land-based experiential travel offerings and increase our addressable market, for $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. Thomson Group consists of four adventure travel brands, including the respected Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country, was founded on the principles of quality and integrity, with the goal of leading socially responsible and positively impactful light-treading safari tours. In addition to its adventure travel brands, the acquisition includes three leading Tanzania tour operators, the historic award-winning Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater, the industry-leading operator of Kilimanjaro treks Nature Discovery Limited, which has more than 30 years of experience and is the recommended Tanzanian partner for over 20 specialist trekking and safari travel agents around the world, and Thomson Safaris Limited.

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2024 and 2023;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	guest ticket revenues recognized from the sale of guest tickets; and

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

Operational and Financial Metrics

We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Net Yields, Occupancy and Net Cruise Cost, to enable us to analyze the performance and financial condition of our ship operations, and measures such as Adjusted EBITDA to analyze the performance and financial condition of our segments and consolidated results. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in the cruise and tourism industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, reorganization costs, executive severance costs, debt refinancing costs, acquisition-related expenses, (gain) loss on transfer of assets, and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

The following metrics apply to our Land Experiences segment:

Number of Guests represents the number of guests that travel with us in a period.

Departures represent the number of trips, tours, treks and safaris completed during the period.

Foreign Currency Translation

The U.S. dollar and Tanzanian shilling are the functional currencies in our foreign operations and re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and Thomson Group are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine's revenues are recorded during the second and third quarters from their spring and summer season departures, and the majority of Thomson Group’s revenues being recorded during the third quarter from the height of their safari season tours, while Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

Results of Operations – Consolidated

Our reported consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 are shown in the following table:

	For the years ended December 31,
(In thousands)	2024	2023	Change	%	2022	Change	%
Tour revenues	$644,727	$569,543	$75,184	13%	$421,500	$148,043	35%

Cost of tours	343,673	322,376	21,297	7%	283,217	39,159	14%
General and administrative	139,921	118,431	21,490	18%	96,291	22,140	23%
Selling and marketing	87,018	71,426	15,592	22%	60,996	10,430	17%
Depreciation and amortization	52,562	46,711	5,851	13%	44,042	2,669	6%
Operating income (loss)	$21,553	$10,599	$10,954	103%	$(63,046)	$73,645	117%
Net loss	$(28,195)	$(40,876)	$12,681	31%	$(108,160)	$67,284	62%
Undistributed loss per share available to stockholders:
Basic	$(0.67)	$(0.94)	$0.27		$(2.23)	$1.29
Diluted	$(0.67)	$(0.94)	$0.27		$(2.23)	$1.29

Comparison of Years Ended December 31, 2024 and 2023 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2024 increased $75.2 million, or 13%, to $644.7 million, compared to $569.5 million for the year ended December 31, 2023. Of the $75.2 million increase, the continuing operations realized a $31.3 million increase due to a 4% increase in guest nights sold and a 7% increase in guests traveled, and a $27.7 million increase due to pricing and the change in mix of itineraries and trips. The $75.2 million increase also includes the results of Thomson Group since its acquisition on July 31, 2024. The Lindblad segment tour revenues increased by $25.9 million, or 7%, and the Land Experiences segment increased $49.3 million, or 29%, inclusive of $15.1 million generated by the Thomson Group since its July 31, 2024 acquisition.

Cost of Tours

Total cost of tours for the year ended December 31, 2024 increased $21.3 million, or 7%, to $343.6 million, compared to $322.4 million for the year ended December 31, 2023, primarily due to the inclusion of Thomson Group within our Land Experiences segment, operating additional trips, and higher operating costs. The Lindblad segment cost of tours decreased by $5.0 million and the Land Experiences segment increased $26.3 million, or 26%, inclusive of $7.0 million related to the Thomson Group since its July 31, 2024 acquisition.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 increased $21.5 million, or 18%, to $139.9 million, compared to $118.4 million for the year ended December 31, 2023, primarily due to higher personnel expense, credit card commissions due to a strong booking environment, transaction-related costs, the inclusion of the results of Thomson Group and a legal settlement. At the Lindblad segment, general and administrative expenses increased $6.7 million, or 8%, and the Land Experiences segment increased $11.8 million, or 33%.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2024 increased $15.6 million, or 22%, to $87.0 million, compared to $71.4 million for the year ended December 31, 2023, primarily due to higher royalties associated with the new National Geographic agreement, increased marketing spend to support future growth, and the inclusion of the results of Thomson Group. At the Lindblad segment, selling and marketing expenses increased $10.4 million, or 18%, and the Land Experiences segment increased $5.2 million, or 37%.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $5.9 million, or 13%, to $52.6 million for the year ended December 31, 2024 compared to $46.7 million for the year ended December 31, 2023, primarily due to depreciation of assets placed into service to support our vessel fleet and amortization of intangible assets related to the Thomson Group acquisition.

Other Expense

Other expenses were $46.6 million for the year ended December 31, 2024, compared to other expenses of $48.3 million for the year ended December 31, 2023. The $1.7 million decrease was primarily due to:

●	the May 2023 write-off of $3.9 million of deferred financing costs, fees and other expenses related to the repayment of our prior Export Credit Agreements, partially offset by;
●	a $1.8 million higher loss on foreign currency during 2024; and
●	a $0.7 million increase in interest expense from higher interest rates across our debt facilities and increased borrowings.

Comparison of Years Ended December 31, 2023 and 2022 - Consolidated

For a comparison of our results from operations for the years ended December 31, 2023 and 2022, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.

Results of Operations – Segments

Selected results for our segments for the years ended December 31, 2024, 2023 and 2022 are below. Percentages that are not meaningful to the change are noted as NM in the table. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2024	2023	Change	%	2022	Change	%
Tour revenues:
Lindblad	$423,306	$397,410	$25,896	7%	$278,449	$118,961	43%
Land Experiences	221,421	172,133	49,288	29%	$143,051	29,082	20%
Total tour revenues	$644,727	$569,543	$75,184	13%	$421,500	$148,043	35%
Operating income:
Lindblad	$(2,928)	$(8,692)	$5,764	66%	$(77,871)	$69,179	89%
Land Experiences	24,481	19,291	5,190	27%	$14,825	4,466	30%
Operating income (loss)	$21,553	$10,599	$10,954	103%	$(63,046)	$73,645	NM
Adjusted EBITDA:
Lindblad	$59,400	$48,456	$10,944	23%	$(29,154)	$77,610	266%
Land Experiences	31,832	22,750	9,082	40%	$17,628	5,122	29%
Total adjusted EBITDA	$91,232	$71,206	$20,026	28%	$(11,526)	$82,732	NM

Reconciliation of Net Loss to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2024	2023	2022
Net loss	$(28,195)	$(40,876)	$(108,160)
Interest expense, net	45,738	45,014	37,495
Income tax expense	3,104	3,146	6,076
Depreciation and amortization	52,562	46,711	44,042
Loss (gain) loss on foreign currency	1,065	(751)	1,236
Other (income) expense	(159)	4,066	307
Stock-based compensation	9,833	13,886	6,992
Transaction-related costs	3,913	-	-
Legal settlement	3,000	-	-
Reorganization costs	371	-	-
Other	-	10	486
Adjusted EBITDA	$91,232	$71,206	$(11,526)

The following tables outline the reconciliation for each segment from operating income (loss) to Adjusted EBITDA:

Lindblad Segment	For the years ended December 31,
(In thousands)	2024	2023	2022
Operating loss	$(2,928)	$(8,692)	$(77,871)
Depreciation and amortization	48,433	43,351	41,275
Stock-based compensation	9,656	13,787	6,992
Legal settlement	3,000	-	-
Transaction-related costs	868	-	-
Reorganization costs	371	-	-
Other	-	10	450
Adjusted EBITDA	$59,400	$48,456	$(29,154)

Reconciliation of Operating (Loss) Income to Adjusted EBITDA

Land Experiences Segment	For the years ended December 31,
(In thousands)	2024	2023	2022
Operating income	$24,481	$19,291	$14,825
Depreciation and amortization	4,129	3,360	2,767
Transaction-related costs	3,045	-	-
Stock-based compensation	177	99	-
Other	-	-	36
Adjusted EBITDA	$31,832	$22,750	$17,628

Results of Operations – Lindblad Segment

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

	For the years ended December 31,
	2024	2023	2022
Available Guest Nights	323,691	316,091	236,784
Guest Nights Sold	253,941	243,269	177,521
Occupancy	78%	77%	75%
Maximum Guests	38,964	37,339	29,095
Number of Guests	31,489	29,719	22,347
Voyages	475	454	393

Calculation of Gross and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2024	2023	2022
Guest ticket revenues	$373,055	$345,871	$240,592
Other tour revenue	50,251	51,539	37,857
Tour Revenues	423,306	397,410	278,449
Less: Commissions	(17,157)	(25,787)	(19,149)
Less: Other tour expenses	(27,306)	(24,952)	(27,780)
Net Yield	$378,843	$346,671	$231,520
Available Guest Nights	323,691	316,091	236,784
Gross Yield per Available Guest Night	$1,308	$1,257	$1,176
Net Yield per Available Guest Night	1,170	1,097	978

The following table reconciles operating loss to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2024	2023	2022
Operating loss	$(2,928)	$(8,692)	$(77,871)
Cost of tours	217,408	222,413	201,255
General and administrative	92,662	83,004	67,564
Selling and marketing	67,731	57,334	46,226
Depreciation and amortization	48,433	43,351	41,275
Less: Commissions	(17,157)	(25,787)	(19,149)
Less: Other tour expenses	(27,306)	(24,952)	(27,780)
Net Yield	$378,843	$346,671	$231,520

Calculation of Gross and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2024	2023	2022
Cost of tours	$217,408	$222,413	$201,255
Plus: Selling and marketing	67,731	57,334	46,226
Plus: General and administrative	92,662	83,004	67,564
Gross Cruise Cost	377,801	362,751	315,045
Less: Commissions	(17,157)	(25,787)	(19,149)
Less: Other tour expenses	(27,306)	(24,952)	(27,780)
Net Cruise Cost	333,338	312,012	268,116
Less: Fuel Expense	(26,648)	(27,913)	(31,135)
Net Cruise Cost Excluding Fuel	306,690	284,099	236,981
Non-GAAP Adjustments:
Stock-based compensation	(9,656)	(13,787)	(6,992)
Legal settlement	(3,000)	-	-
Transaction-related costs	(868)	-	-
Reorganization costs	(371)	-	-
Other	-	(10)	(450)
Adjusted Net Cruise Cost Excluding Fuel	$292,795	$270,302	$229,539
Adjusted Net Cruise Cost	$319,443	$298,215	$260,674
Available Guest Nights	323,691	316,091	236,784
Gross Cruise Cost per Available Guest Night	$1,167	$1,148	$1,331
Net Cruise Cost per Available Guest Night	1,030	987	1,132
Net Cruise Cost Excluding Fuel per Available Guest Night	947	899	1,001
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	905	855	969
Adjusted Net Cruise Cost per Available Guest Night	987	943	1,101

Comparison of Years Ended December 31, 2024 and 2023

Tour Revenues

Tour revenues for the year ended December 31, 2024 increased $25.9 million, to $423.3 million compared to $397.4 million for the year ended December 31, 2023. Of the $25.9 million increase, $17.8 million is related to a 4% increase in guest nights sold and $8.1 million is related to a 2% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 7% to $1,170, from $1,097 in 2023, reflecting higher pricing and a one-percentage point increase in occupancy compared with 2023.

Operating Loss

We incurred an operating loss of $2.9 million for the year ended December 31, 2024 compared to a loss of $8.7 million for the year ended December 31, 2023. The $5.8 million decrease in operating loss was due to the increased revenue, partially offset by higher operating expenses, primarily due to expenses associated with increased revenue, including higher sales and marketing costs driven by increased royalties associated with the new National Geographic agreement and marketing spend to drive future booking growth, and higher general and administrative costs, driven by increased personnel costs, higher credit card commissions due to the revenue and bookings growth, transaction-related costs and a legal settlement.

Results of Operations – Land Experiences Segment

Guest Metrics — Land Experiences Segment

The following tables set forth our Guest Metrics for the Land Experiences segment. Please refer to our Description of Certain Line Items above for the specific definition by line item and segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
	2024	2023	2022
Guests	21,638	18,704	16,536
Departures	2,565	2,274	2,116

Comparison of Years Ended December 31, 2024 to December 31, 2023

Tour Revenues

Tour revenues for the year ended December 31, 2024 increased $49.3 million, or 29%, to $221.4 million compared to $172.1 million in 2023, primarily as a result of operating additional trips, and higher pricing. 2024 also includes the results of Thomson Group since its acquisition on July 31, 2024. Of the $49.3 million increase, $19.6 million is due to an 11% increase in average revenue per guest, which is a combination of pricing increases and changes to trip and tour itinerary mix, and $13.6 million is related to a 7% increase in guests traveled for the continuing operations.

Operating Income

Operating income increased $5.2 million, or 27%, to $24.5 million for the year ended December 31, 2024 compared to $19.3 million in 2023. The increase was driven by higher revenues from the existing businesses, the inclusion of the results of Thomson Group since its acquisition, partially offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth, higher credit card commissions related to revenue growth and transaction-related costs.

Liquidity and Capital Resources

As of December 31, 2024, we had $183.9 million in cash and cash equivalents, including $32.2 million in restricted cash, which is primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of December 31, 2024, we had $635.0 million in long-term debt obligations, including the current portion of long-term debt, which is insignificant.

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

Sources and Uses of Cash

Net cash provided by operating activities was $92.4 million in 2024 compared to $25.4 million cash used in operations in 2023. The $67.0 million increase was primarily due to higher guest deposits for future travel and increased operating results.

Net cash used in investing activities was $44.1 million in 2024 compared to $14.8 million in 2023. 2024 primarily included the acquisition of Thomson Group and capital expenditures on our vessels. 2023 included capital expenditures on our vessels and our digital transformation initiatives, partially offset by a sale of marketable securities.

Net cash used by financing activities was $19.8 million in 2024 compared to $60.7 million cash provided by financing activities in 2023. 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation. 2023 primarily included the issuance of $275.0 million of 9.00% senior secured notes which were used mainly to repay our prior Export Credit Agreements.

Contractual Obligations

	Payments due by period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating Activities:
Operating lease obligations	$3,453	$1,845	$922	$32	$654
Charter commitments	28,259	16,692	11,567	-	-
Investing Activities:
Purchase obligations	17,000	17,000	-	-	-
Financing Activities:
Long-term debt obligations	635,029	29	360,000	275,000	-
Interest on long-term debt obligations	136,217	49,050	75,824	11,343	-
Total	$819,958	$84,616	$448,313	$286,375	$654

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

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit facility, which includes an aggregate principal amount of $45.0 million maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million (the “Revolving Credit Agreement”). Borrowings under the facility will bear interest at a rate per annum equal to, at our option, an adjusted Secured Overnight Financing Rate plus a spread or a base rate plus a spread. As of December 31, 2024, no amounts were outstanding under the Revolving Credit Agreement.

9.00% Senior Secured Notes due 2028

On May 2, 2023, we issued $275.0 million aggregate principal amount of 9.00% senior secured notes due 2028 (the “9.00% Notes”) in a private offering. We used the net proceeds of the 9.00% Notes to prepay in full all outstanding borrowings under our prior senior secured credit agreements, to pay any related premiums and to terminate in full the prior senior secured credit agreements and the commitments thereunder. The 9.00% Notes bear interest at a rate of 9.00% per year, and interest is payable semiannually in arrears on May 15 and November 15 of each year. The 9.00% Notes mature on May 15, 2028, subject to earlier repurchase or redemption.

Covenants

The 6.75% Notes, 9.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, 9.00% Notes and Revolving Credit Facility. As of December 31, 2024, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

On August 31, 2020, we sold and issued 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2024, we have continued to pay Preferred Stock dividends in-kind. At any time, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. During the year ended December 31, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 shares of our common stock. As of December 31, 2024, the outstanding Preferred Stock and related accumulated dividends could be converted into approximately 8.4 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the issuance of debt or equity financings to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. We traditionally run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of December 31, 2024 and 2023, we had working capital deficit of $114.0 million and $74.7 million, respectively.

Our Board of Directors approved a stock repurchase plan (“Repurchase Plan”) in November 2015 and increased the repurchase plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 previously outstanding warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2024. No shares were repurchased under the Repurchase Plan during 2024.

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

Ship Accounting

Ships, including ship improvements, are our most significant assets. We make accounting estimates with respect to our ship accounting related to estimating the useful life of each of our ships as well as their residual values, which are based on industry norms. If conditions relating to industry norms or where we will use a ship change, we may need to change our assumptions of ship useful lives and residual values, which could impact future depreciation expense and loss on retirement of ship and/or components. We believe we have made reasonable estimates for ship accounting purposes.

Intangible Assets

Our Intangible assets include tradenames, customer lists and operating rights. Tradenames are words, symbols, or other devices used in trade or business to indicate the source of products and to distinguish it from other products and are registered with government agencies and are protected legally by continuous use in commerce. Customer lists are established relationships with existing customers that resulted in repeat purchases and customer loyalty. Operating rights relate to our cupos (licenses) required to operate within the Galápagos National Park in Ecuador. We make accounting estimates, with respect to our intangible assets related to estimating their initial value from acquisitions, their useful lives as well as their residual values. In event conditions change in our ability to recover the carrying value of our intangible assets, which is determined by using the asset’s estimated undiscounted future cash flows, an impairment charge would be recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. A significant amount of judgment is required in estimating the future cash flows and fair values of our tradenames, customer lists and operating rights.

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

We generally have not hedged our fuel purchases as there is no particular market or index to hedge against given the geographic diversity of where we purchase our fuel. During 2022, fuel costs increased across our fleet as worldwide crude oil and fuel prices significantly increased with the Russian invasion of Ukraine. Fuel costs represented 4.1%, 4.9% and 7.4% of our tour revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of December 31, 2024, no amounts were outstanding under the revolving credit facility. For additional information regarding our long-term borrowings see Note 6―Long-Term Debt to our Consolidated Financial Statements included herein.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2024, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Thomson Group Acquisition

The Thomson Group acquisition was completed on July 31, 2024, which is discussed in detail in Note 9—Acquisitions to the consolidated financial statements. Our evaluation of the effectiveness of the Company’s internal control over financial reporting and of the design and operation of our disclosure controls and procedures did not encompass that of Thomson Group. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Thomson Group contributed approximately 2% to our total revenues for the year ended December 31, 2024. As of December 31, 2024, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising of goodwill, intangibles and cash.

Except as noted above with respect to the Thomson Group Acquisition, there have been no changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lindblad Expeditions Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lindblad Expeditions Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wineland-Thomson Adventures, Inc., which is included in the 2024 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2024 and 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wineland-Thomson Adventures, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers  may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended  December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased under the Plan
Alex P. Schultz (Director)	Adoption	December 19, 2024	April 20, 2026	330,629

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2025 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted Codes of Business Conduct and Ethics that apply to our employees, including our principal executive officer, principal financial officer and persons performing similar functions, and our directors. Our codes of ethics and business conduct can be found posted in the investor relations sections on our website at http://investors.expeditions.com. None of the websites referenced in this Annual Report on the information contained therein is incorporated herein by reference. Future material amendments or waivers relating to the Code of Ethics will be disclosed on our website referenced in this paragraph within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2025 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2025 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	3,186,834	$8.98	1,503,043	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Information is as of December 31, 2024
(2)	Consists of shares available for issuance under our 2021 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2025 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 20254 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
3.3	Registration Rights Agreement by and between Lindblad Expeditions Holdings, Inc. and The Investors Party thereto.	By Reference	8-K	August 31, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Certificate of Designations of 6.0% Series A Convertible Preferred Stock of Lindblad Expeditions Holdings, Inc.	By Reference	8-K	August 31, 2020
4.4	Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	February 7, 2022
4.4.1	First Supplemental Indenture, dated May 2, 2023, to Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	10-Q	May 3, 2023
4.5	Form of 6.750% Senior Secured Notes due 2027 (included in Indenture, dated as of February 4, 2022, among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc. and the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027. Exhibit 4.4).	By Reference	8-K	February 7, 2022
4.6	Indenture, dated as of May 2, 2023, among the Issuer, each of the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, governing the terms of the Issuer’s $275,000,000 aggregate principal amount of 9.000% Senior Secured Notes due 2028.	By Reference	8-K	May 2, 2023
4.7	Form of 9.000% Senior Secured Notes due 2028 (included in Exhibit 4.6).	By Reference	8-K	May 2, 2023
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	2015 Long-Term Incentive Plan*	By Reference	DEFM 14-1	July 10, 2015
10.3	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015

10.4	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.5	Registration Rights Agreement between the shareholders of Lindblad Expeditions,Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.6	Brand License Agreement, dated as of November 14, 2023. †#	By Reference	8-K	November 15, 2023
10.7	Lindblad 2012 Stock IncentivePlan.*	By Reference	8-K	July 10, 2015
10.8	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.9	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.10	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.11	Employment Agreement by and between Natural Habitat, Inc., Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	8-K	May 5, 2016
10.12	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.13	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.14	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.15	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.16	Investment Agreement Dated as of August 26, 2020 by and among Lindblad Expeditions Holdings, Inc. and The Purchasers.	By Reference	8-K	August 27, 2020
10.17	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020
10.18	Amendment to Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Ben Bressler. *	By Reference	10-Q	May 6, 2020
10.19	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.20	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.*	By Reference	DEF 14A	April 19, 2021
10.21	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.22	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
10.23	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Noah Brodsky.*	By Reference	8-K	May 31, 2022
10.24	Second Amendment to Stockholders Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	December 27, 2022
10.25	Amendment 2 to the Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Benjamin Bressler.*	By Reference	8-K	December 27, 2022
10.26	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Natalya Leahy.*	By Reference	8-K	December 10, 2024
10.27	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Frederick Goldberg.*	By Reference	8-K	December 10, 2024
19.1	Company Insider Trading Policy	By Reference	10-K	March 6, 2024
21.1	Subsidiaries.	Herewith

23.1	Consent of Ernst & Young LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	By Reference	10-K	March 6, 2024
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory agreement.
#	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
†	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) the type that the Company and Lindblad Expeditions Holdings, Inc. each treat as private or confidential. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally an unredacted copy of this Exhibit to the U.S. Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Natalya Leahy	Chief Executive Officer	February 28, 2025
Natalya Leahy	(Principal Executive Officer)

/s/ Frederick Goldberg	Chief Financial Officer	February 28, 2025
Frederick Goldberg	(Principal Financial and Accounting Officer)

/s/ Elliott Bisnow	Director	February 28, 2025
Elliott Bisnow

/s/ L. Dyson Dryden	Director	February 28, 2025
L. Dyson Dryden

/s/ Mark D. Ein	Co-Chair	February 28, 2025
Mark D. Ein

/s/ John M. Fahey Jr.	Director	February 28, 2025
John M. Fahey Jr.

/s/ Pamala Kaufman	Director	February 28, 2025
Pamala Kaufman

/s/ Sven Lindblad	Founder and Co-Chair	February 28, 2025
Sven Lindblad

/s/ Annette Reavis	Director	February 28, 2025
Annette Reavis

/s/ Catherine B. Reynolds	Director	February 28, 2025
Catherine B. Reynolds

/s/ Alex Schultz	Director	February 28, 2025
Alex Schultz

/s/ Thomas S. Smith, Jr.	Director	February 28, 2025
Thomas S. Smith, Jr.

/s/ Andy Stuart	Director	February 28, 2025
Andy Stuart

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

Valuation of acquired tradename

Description of the Matter

As disclosed in Note 9 to the consolidated financial statements, the Company acquired Thomson Group on July 31, 2024, for consideration of approximately $30.0 million. This transaction was accounted for as a business combination.

Auditing the valuation of a tradename in connection with a business combination is judgmental due to the estimation uncertainty in determining the fair value of the asset. The fair value of the tradename asset was sensitive to judgment in the selection of the appropriate royalty rate, discount rate and forecast of the amount and timing of expected future cash flows. The forecast assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate the fair value of the acquired tradename, including the valuation methodology, assumptions used and the completeness and accuracy of data utilized in such process.

To test the estimated fair value of the acquired tradename in connection with the acquisition of the Thomson Group, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We involved our internal valuation specialists to assist in assessing the methodologies and certain assumptions used to value the acquired tradename. For example, we compared certain assumptions detailed above to historical results of the acquired business and evaluated the projected revenue growth rate to comparable companies within the same industry. As part of this evaluation, we also compared the royalty rate used in the valuation of the tradename to market data. In addition, we performed a sensitivity analysis on the assumptions detailed above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Hartford, Connecticut
February 28, 2025

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$183,941	$156,845
Restricted cash	32,202	30,499
Prepaid expenses and other current assets	62,290	57,158
Total current assets	278,433	244,502

Property and equipment, net	518,390	526,002
Goodwill	59,031	42,017
Intangibles, net	15,923	9,412
Other long-term assets	5,128	9,364
Total assets	$876,905	$831,297

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$318,666	$252,199
Accrued expenses	58,054	48,901
Accounts payable	13,860	16,154
Lease liabilities - current	1,845	1,923
Long-term debt - current	29	47
Total current liabilities	392,454	319,224

Long-term debt, less current portion	625,425	621,778
Deferred tax liabilities	3,537	2,118
Other long-term liabilities	1,024	1,943
Total liabilities	1,022,440	945,063

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	78,155	73,514
Redeemable noncontrolling interests	29,424	37,784
	107,579	111,298

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 54,507,977 and 53,390,082 issued, 54,376,154 and 53,332,150 outstanding as of December 31, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	109,473	97,139
Accumulated deficit	(362,881)	(322,208)
Accumulated other comprehensive income	288	-
Total stockholder’s deficit	(253,114)	(225,064)
Total liabilities, mezzanine equity and stockholders’ deficit	$876,905	$831,297

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022

Tour revenues	$644,727	$569,543	$421,500

Operating expenses:
Cost of tours	343,673	322,376	283,217
General and administrative	139,921	118,431	96,291
Selling and marketing	87,018	71,426	60,996
Depreciation and amortization	52,562	46,711	44,042
Total operating expenses	623,174	558,944	484,546

Operating income (loss)	21,553	10,599	(63,046)

Other (expense) income:
Interest expense, net	(45,738)	(45,014)	(37,495)
(Loss) gain on foreign currency	(1,065)	751	(1,236)
Other income (expense)	159	(4,066)	(307)
Total other expense	(46,644)	(48,329)	(39,038)

Loss before income taxes	(25,091)	(37,730)	(102,084)
Income tax expense	3,104	3,146	6,076

Net loss	(28,195)	(40,876)	(108,160)
Net income attributable to noncontrolling interest	2,984	4,734	3,221
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(31,179)	(45,610)	(111,381)
Series A redeemable convertible preferred stock dividend	4,641	4,373	4,671

Net loss available to stockholders	$(35,820)	$(49,983)	$(116,052)

Weighted average shares outstanding
Basic	53,817,462	53,256,513	52,018,987
Diluted	53,817,462	53,256,513	52,018,987

Undistributed loss per share available to stockholders:
Basic	$(0.67)	$(0.94)	$(2.23)
Diluted	$(0.67)	$(0.94)	$(2.23)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the years ended December 31,
	2024	2023	2022

Net loss	$(28,195)	$(40,876)	$(108,160)
Other comprehensive income:
Change in foreign currency translation adjustments	288	-	-
Cash flow hedges:
Reclassification adjustment, net of tax	-	-	634
Total other comprehensive income	288	-	634
Total comprehensive loss	(27,907)	(40,876)	(107,526)
Less: comprehensive income attributive to non-controlling interest	2,984	4,734	3,221
Comprehensive loss attributable to Lindblad Expeditions Holdings, Inc.	$(30,891)	$(45,610)	$(110,747)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance as of December 31, 2021	50,800,786	$5	$58,485	$(136,439)	$(634)	$(78,583)
Stock-based compensation	-	-	6,992	-	-	6,992
Net activity related to equity compensation plans	267,090	-	(1,056)	-	-	(1,056)
Issuance of stock for conversion of preferred stock	2,109,561	-	19,429	-	-	19,429
Other comprehensive income, net	-	-	-	-	634	634
Redeemable noncontrolling interest	-	-	-	(14,039)	-	(14,039)
Series A preferred stock dividend	-	-	-	(4,671)	-	(4,671)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(111,381)	-	(111,381)
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$-	$(182,675)
Stock-based compensation	-	-	13,886	-	-	13,886
Net activity related to equity compensation plans	212,645	-	(597)	-	-	(597)
Redeemable noncontrolling interest	-	-	-	(5,695)	-	(5,695)
Series A preferred stock dividend	-	-	-	(4,373)	-	(4,373)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(45,610)	-	(45,610)
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$-	$(225,064)
Stock-based compensation	-	-	9,833	-	-	9,833
Net activity related to equity compensation plans	435,302	1	(1,575)	-	-	(1,574)
Issuance of stock for acquisition	682,593	-	6,000	-	-	6,000
Other comprehensive income, net	-	-	-	-	288	288
Redeemable noncontrolling interest	-	-	(1,924)	(4,853)	-	(6,777)
Series A preferred stock dividend	-	-	-	(4,641)	-	(4,641)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(31,179)	-	(31,179)
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net loss	$(28,195)	$(40,876)	$(108,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,562	46,711	44,042
Amortization of deferred financing costs and other, net	3,699	3,368	2,669
Amortization of right-to-use lease assets	893	811	608
Stock-based compensation	9,833	13,886	6,992
Deferred income taxes	2,052	2,719	5,481
Loss (gain) on foreign currency	1,065	(751)	1,236
Write-off of unamortized issuance costs related to debt refinancing	-	3,860	9,004
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,238)	(3,454)	(19,695)
Unearned passenger revenues	52,966	7,098	32,503
Other long-term assets	(2,037)	(1,871)	2,556
Other long-term liabilities	-	-	689
Accounts payable and accrued expenses	1,750	(5,210)	20,530
Operating lease liabilities	(995)	(850)	(658)
Net cash provided by (used in) operating activities	92,355	25,441	(2,203)

Cash Flows From Investing Activities
Purchases of property and equipment	(33,520)	(29,963)	(38,205)
Acquisition (net of cash acquired)	(10,559)	-	-
Sale of securities	-	15,163	(15,000)
Proceeds from loan principal repayment	-	-	3,610
Net cash used in investing activities	(44,079)	(14,800)	(49,595)

Cash Flows From Financing Activities
Purchase of redeemable noncontrolling interest	(16,721)	-	-
Proceeds from long-term debt	-	275,000	360,000
Repayments of long-term debt	(49)	(205,704)	(352,941)
Payment of deferred financing costs	(21)	(7,489)	(10,874)
Repurchase under stock-based compensation plans and related tax impacts	(2,974)	(1,128)	(1,056)
Net cash (used in) provided by financing activities	(19,765)	60,679	(4,871)
Effect of exchange rate changes on cash	288	-	-
Net increase in cash, cash equivalents and restricted cash	28,799	71,320	(56,669)
Cash, cash equivalents and restricted cash at beginning of period	187,344	116,024	172,693

Cash, cash equivalents and restricted cash at end of period	$216,143	$187,344	$116,024

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$49,423	$43,695	$25,815
Income taxes	319	711	309
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$4,641	$4,373	$4,671
Shares issued in connection with acquisition	6,000	-	-
Additional paid-in capital exercise proceeds of option shares	145	-	-
Additional paid-in capital exchange proceeds used for option shares	(145)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 — BUSINESS

Organization

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (the “Company” or “Lindblad”) mission is offering life-enhancing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places.

The Company operates the following reportable business segments:

Lindblad Segment. The Lindblad segment currently operates a fleet of 12 owned expedition ships and seven seasonal charter vessels, and primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has an agreement with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment. The Land Experiences segment includes the five primarily land-based brands, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Thomson Group, comprised of Wineland-Thomson Adventures, LLC (“Thomson Family Adventures”), Thomson Safaris Ltd (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

Thomson Group, comprised of Wineland-Thomson Adventures, LLC and Thomson Safaris Ltd (together “Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), offers socially responsible and positively impactful light-treading Tanzanian safaris, industry-leading Kilimanjaro treks, global custom and private tours, family travel experiences, and operates the historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater.

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

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
Lindblad Segment	2024	2023	2022
Guest ticket revenue:
Direct (a)	$254,725	$226,151	$154,345
Agencies	92,809	90,185	66,298
Affinity	25,520	29,535	19,949
Guest ticket revenue	373,054	345,871	240,592
Other tour revenue	50,252	51,539	37,857
Tour revenues	$423,306	$397,410	$278,449

	For the years ended December 31,
Land Experiences Segment	2024	2023	2022
Guest ticket revenue:
Direct	$184,420	$143,837	$115,309
Agencies	22,385	17,129	17,713
Affinity	3,741	3,134	3,100
Guest ticket revenue	210,546	164,100	136,122
Other tour revenue	10,875	8,033	6,929
Tour revenues	$221,421	$172,133	$143,051
(a)

Under the brand license agreement between the Company and National Geographic, effective  January 1, 2024, National Geographic no longer receives commissions on sales bookings through the former National Geographic sales channel as the co-selling arrangement operates as direct sales through the Company’s booking system. For the years ended  December 31, 2023 and 2022, the National Geographic sales channel accounted for $68.7 million and $59.0 million, respectively, of the Company’s consolidated guest ticket revenue. In the table above, 2023 and 2022 guest ticket revenues derived through the previous National Geographic sales channel have been classified as direct sales to conform to current period’s presentation.

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the previous suspension or rescheduling of expeditions, guests were previously provided an option of either a refund or future travel certificates, which in some instances the value of the future travel certificate exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs and includes an estimate of breakage based on historical behavior of the customer and/or time to expiration of the certificate. As of December 31, 2024, the value of future travel certificates n not significant. As of December 31, 2024 and 2023 the Company has recorded $318.7 million and $252.2 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)
Balance as of December 31, 2023	$93,906
Recognized in tour revenues during the period	(618,823)
Additional contract liabilities in period	715,198
Balance as of December 31, 2024	$190,281

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

General and Administrative Expense

General and administrative expenses represent the costs of the Company’s administrative functions, and includes salaries and related benefits, professional fees and occupancy costs, shore-side vessel support, credit card commissions, and reservations functions.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $39.4 million, $33.2 million and $31.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The largest component of advertising expense for each of the years ended December 31, 2024, 2023 and 2022 was online advertising, which totaled $19.9 million, $17.3 million and $14.7 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2024	2023	2022
(In thousands)
Cash and cash equivalents	$183,941	$156,845	$87,177
Restricted cash	32,202	30,499	28,847
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$216,143	$187,344	$116,024

Concentration of Currency Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2024 and 2023, the Company’s cash held in financial institutions outside of the U.S. amounted to $7.4 million and $5.8 million, respectively.

Restricted Cash

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

Restricted cash consist of the following:

	As of December 31,
	2024	2023
(In thousands)
Credit card processor reserves	$12,750	$20,250
Federal Maritime Commission and other escrow	18,101	8,958
Certificates of deposit and other restricted deposits	1,351	1,291
Total restricted cash	$32,202	$30,499

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

	As of December 31,
	2024	2023
(In thousands)
Prepaid tour expenses	$28,585	$26,123
Other	33,705	31,035
Total prepaid expenses and other current assets	$62,290	$57,158

Property and Equipment, net

Property and equipment is recorded at cost, and the cost of improvements that extend the useful life of property and equipment is capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

	Years
Vessels and vessel improvements	15	to	25
Buildings and building improvements	3	to	40
Furniture & equipment		5
Computer hardware and software	5	to	10
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2024, the Company owned and operated ten expedition vessels, and acquired two additional vessels during January 2025. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

Goodwill

The Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2024, noting no indication of goodwill impairment. See Note 5—Goodwill and Intangible Assets for further details on the Company’s goodwill.

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

Upon the occurrence of a triggering event, any event or circumstance that indicates that the fair value or the Company’s intangible assets might be below its carrying amount, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. If a quantitative assessment is needed, judgement is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of and for the year ended December 31, 2024 and 2023 the Company determined that there were no triggering events regarding its intangible assets.

Long-Lived Asset Impairment Assessment

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. If a quantitative assessment is needed, judgment is required in estimating the future cash flows and fair values of its vessels. As of and for the years December 31, 2024 and 2023, the Company determined that there were no triggering events regarding its long-lived assets.

Accounts Payable and Accrued Expenses

The Company records accounts payable and accrued expenses for the cost of such items when the service is provided or when the related product is delivered.

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, computer hardware and software and office equipment with lease terms ranging from three to six years and land for safari base camps with terms ranging from 12 to 95 years.

At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments. The Company’s right-of-use lease assets are recorded in other long-term assets and the Company’s long-term lease liabilities are recorded in other long-term liabilities. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors, determining that its right-to-use lease assets consisted primarily of office space and land operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

As of December 31, 2024, the Company did not have any material derivative instruments.

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

The Company records derivatives on a gross basis in other long-term assets and/or other liabilities. The accounting for changes in value of the derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated for hedge accounting are measured and reported at fair value through earnings.

The Company, from time-to-time, applies hedge accounting to foreign exchange rate and interest rate derivatives entered into for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting changes in the cash flows of the hedged item for the risk being hedged. The effective portion of changes in the fair value of derivatives designated in a hedge relationship and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of tax, and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.

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

Other Long-Term Assets

Other long-term assets include the Company’s right-to-use lease assets, deferred tax assets and long-term prepaid value-added taxes. The Company expects to earn tax credits over time that will reduce the value-added taxes and has applied for such tax credits with the Ecuadorian tax authorities.

Deferred Financing Costs

Deferred financing costs relate to the issuance costs of debt liabilities and are a direct deduction from the debt carrying amount. Deferred financing costs are amortized over the life of the debt or loan agreement through interest expense, net. See Note 6—Long-term Debt.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s operating entities are the U.S. dollar and Tanzanian shilling, and the remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses. Adjustments resulting from translating the foreign currency into U.S. dollars are recorded in other comprehensive income.

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

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock (“Preferred Stock”) is accounted for as a temporary equity instrument. The redemption or conversion of the Preferred Stock into shares of the Company’s common stock is not solely controlled by the Company. At the six-year anniversary of the issuance, the holders have the right to require the Company to repurchase their Preferred Stock. The Preferred Stock is convertible into the Company’s common stock (i) any time at the holder’s election, (ii) at the six-year anniversary of the issuance of those shares not redeemed at the request of the holder, or (iii) by the Company under certain circumstances. See Note 12—Stockholders’ Equity.

Recently Adopted Accounting Pronouncements

During  November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 ― Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve and enhance disclosures about reportable segments’ significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after  December 15, 2023 and interim periods beginning after  December 15, 2024. The Company adopted this guidance  January 1, 2024 for its annual reporting, as required, and for its interim reporting will adopt  January 1, 2025, as required. These amendments require the Company to disclose, among others, the name of its Chief Operating Decision Maker (“CODM”) and significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. See Note 14—Segment Information for disclosures related to ASU 2023-07.

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

During  November 2024, FASB issued ASU 2024-03 ― Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The amendments in this ASU are intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company will adopt this ASU on January 1, 2027, as required, and is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred a net loss from operations, therefore potential common shares were excluded from the diluted earnings per share calculation. For the year ended December 31, 2024, 0.8 million restricted shares, 2.4 million options and 8.4 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2023, 0.8 million restricted shares, 0.2 million options and 8.0 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2022, 0.7 million restricted shares, 1.5 million options and 7.4 million common shares issuable upon the conversion of the Preferred Stock were excluded.

For the years ended December 31, 2024, 2023 and 2022, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2024	2023	2022
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(31,179)	$(45,610)	$(111,381)
Series A redeemable convertible preferred stock dividend	4,641	4,373	4,671
Undistributed income (loss) available to stockholders	$(35,820)	$(49,983)	$(116,052)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	53,817,462	53,256,513	52,018,987
Total weighted average shares outstanding, diluted	53,817,462	53,256,513	52,018,987

Undistributed loss per share available to stockholders:
Basic	$(0.67)	$(0.94)	$(2.23)
Diluted	$(0.67)	$(0.94)	$(2.23)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net are as follows:

	As of December 31,
	2024	2023
(In thousands)
Vessels and improvements	$799,652	$776,622
Furniture and equipment	59,132	42,055
Land	729	-
Buildings and improvements	2,435	-
Leasehold improvements	1,425	1,424
Total property and equipment, gross	863,373	820,101
Less: Accumulated depreciation	(344,983)	(294,099)
Property and equipment, net	$518,390	$526,002

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2024, 2023 and 2022 was $50.5 million, $44.9 million and $41.0 million, respectively.

For the year ended December 31, 2024, the Company had $33.5 million in capital expenditures, which primarily includes vessel improvement projects. For the year ended December 31, 2023, the Company had $30.0 million in capital expenditures, which primarily includes vessel improvement projects and digital investments.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill relates to the acquisition of its Land Experiences Segment subsidiaries, see Note 9—Acquisitions. The following is a rollforward of the Company’s goodwill:

(In thousands)	Land Experiences Segment
Balance as of December 31, 2021	$42,017
Activity	-
Balance as of December 31, 2022	42,017
Activity	-
Balance as of December 31, 2023	42,017
Acquisitions (a)	16,957
Foreign exchange translation	57
Balance as of December 31, 2024	$59,031
(a)	Increase to goodwill relates to the 2024 acquisition of Thomson Group. For additional information, see Note 9—Acquisition.

The Company’s intangible assets consist of finite lived assets related to the acquisition of its Land Experiences Segment subsidiaries and the value of its cupos operating rights. Total amortization expense for the years ended December 31, 2024, 2023 and 2022, was $2.1 million, $1.8 million and $2.0 million, respectively.

The carrying amounts and accumulated amortization of intangibles, net are as follows:

	As of December 31,
	2024				2023
(In thousands)	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$14,939	$(2,911)	$12,028	12.1	$7,069	$(2,222)	$4,847
Customer Lists	6,907	(4,517)	2,390	1.7	6,182	(3,209)	2,973
Operating rights	6,529	(5,024)	1,505	17.2	6,529	(4,937)	1,592
Total intangibles, net	$28,375	$(12,452)	$15,923	11.0	$19,780	$(10,368)	$9,412
(a)	Increase to the gross carrying amounts of intangibles relate to the 2024 acquisition of Thomson Group. For additional information, see Note 9—Acquisition.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2025	$2,465
2026	1,708
2027	1,229
2028	1,229
2029	1,178
Thereafter	8,114
$15,923

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

Revolving Credit Facility

On  February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing  February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of December 31, 2024, the Company had no borrowings under its Revolving Credit Facility.

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

Covenants

The 6.75% Notes, 9.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, 9.00% Notes and Revolving Credit Facility. As of December 31, 2024, the Company was in compliance with the covenants currently in effect.

Other

The Company’s DuVine subsidiary has a EUR 0.1 million State Assistance Loan related to the financial consequences of the COVID-19 pandemic, for the purpose of employment preservation. This loan matures  August 2025, with monthly payments, and bears an annual interest rate of 0.53%.

Long-Term Debt Outstanding

As of December 31, 2024 and 2023, long-term debt and other borrowing arrangements consisted of:

	As of December 31,
	2024			2023
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(4,576)	$355,424	$360,000	$(6,771)	$353,229
9.00% Notes	275,000	(4,999)	270,001	275,000	(6,481)	268,519
Other	29	-	29	77	-	77
Total long-term debt	635,029	(9,575)	625,454	635,077	(13,252)	621,825
Less current portion	(29)	-	(29)	(47)	-	(47)
Total long-term debt, non-current	$635,000	$(9,575)	$625,425	$635,030	$(13,252)	$621,778

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2025	$29
2026	-
2027	360,000
2028	275,000
2029	-
Thereafter	-
$635,029

For the years ended December 31, 2023 and 2022, the Company recorded deferred financing costs of $7.5 million and $10.9 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method. For the years ended December 31, 2024, 2023 and 2022, deferred financing costs charged to interest expense were $3.7 million, $3.4 million and $2.7 million, respectively.

In 2023, the Company repaid its prior senior secured credit agreements (the “First Export Credit Agreement” and the “Second Export Credit Agreement”), with the proceeds of the 9.00% Notes and $3.9 million of related deferred financing costs were written-off to other expense.

In 2022, the Company repaid its prior credit agreement, including the term facility, Main Street Loan and revolving credit facility, with the proceeds from its 6.75% Notes, and $9.0 million of related deferred financing costs were written-off to other expense.

Letters of Credit

As of December 31, 2024 and 2023, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2025. See Note 10—Commitments and Contingencies for more information.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments. As of December 31, 2024 and 2023, other than derivative instruments and investments in securities, the Company had no other assets or liabilities that were measured at fair value on a recurring basis. The Company estimates the fair value of its long-term debt to be $644.3 million as of December 31, 2024, based on the terms of the agreements and comparable market data.

NOTE 8 — INCOME TAXES

The Company provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Domestic	$7,093	$(11,630)	$(21,403)
Foreign	(32,184)	(26,100)	(80,681)
Total	$(25,091)	$(37,730)	$(102,084)

The income tax expense (benefit) is comprised of the following:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$316	$-	$-
State	52	218	244
Foreign — Other	984	209	392
Total current	1,352	427	636
Deferred
Federal	842	1,492	5,709
State	298	625	218
Foreign — Other	612	602	(487)
Total deferred	1,752	2,719	5,440
Income tax expense	$3,104	$3,146	$6,076

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2024	2023	2022
Tax provision at statutory rate – federal	21.0%	21.0%	21.0%
Tax provision at effective state and local rates	(1.4%)	(2.1%)	(0.3%)
Foreign tax rate differential	(32.7%)	(17.1%)	(16.6%)
Executive compensation	(4.8%)	(5.0%)	0.0%
Valuation allowance	6.8%	(5.9%)	(9.4%)
Other	(1.3%)	0.8%	(0.7%)
Total effective income tax rate	(12.4%)	(8.3%)	(6.0%)

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador and Tanzania are subject to US Federal, US state, Ecuadorian Federal and Tanzanian Federal income taxes. The Cayman Islands do not impose federal or local income taxes. The movement in the effective tax rate related to the foreign tax rate differential is driven by a change in the jurisdictional mix of the foreign earnings and smaller consolidated pre-tax losses in 2024.

Deferred tax (liabilities) assets, net, are comprised of the following:

	As of December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$21,564	$26,086
Disallowed interest carryforward	18,256	15,286
Other	1,209	2,020
Valuation allowance	(23,362)	(24,726)
Total net deferred assets	17,667	18,666
Deferred tax liabilities:
Property and equipment	(19,111)	(18,542)
Other	(1,160)	(676)
Total net deferred liabilities	(20,271)	(19,218)
Deferred tax (liabilities) assets	$(2,604)	$(552)

Deferred tax assets and liabilities are recorded on the consolidated balance sheet based on tax jurisdictions. For the years ended December 31, 2024 and 2023, the Company has recorded deferred tax assets of $0.9 million and $1.6 million, respectively, within other long-term assets, and for the years ended December 31, 2024 and 2023, a deferred tax liability of $3.5 million and $2.1 million, respectively.

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

The Company has deferred tax assets related to U.S. federal loss carryforwards of $81.2 million as of December 31, 2024, with an indefinite carryforward period. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

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

As of December 31, 2024 and 2023, the Company had no unrecognized tax positions. As of December 31, 2022, the Company had $1.4 million of unrecognized tax benefits. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2024, 2023 and 2022, interest and penalties included in income tax expense related to unrecognized tax benefits and/or uncertain tax positions were insignificant.

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

NOTE 9 — ACQUISITION

On  July 31, 2024, the Company, through its land-based subsidiary Natural Habitat, acquired the Thomson Group to further expand its land-based experiential travel offerings and increase its addressable market. Thomson Group consists of three adventure travel brands, including Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country, Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater, the operator of Kilimanjaro treks Nature Discovery, which has more than 30 years of experience, and Thomson Safaris Limited. The aggregate purchase price for the Thomson Group was $30.0 million, consisting of $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. Pursuant to the agreement, the Company has the option to acquire Tanzania Conservation Limited.

The acquisition was accounted for under purchase accounting and is included in the consolidated results from the acquisition date. Acquisition related costs were $2.7 million and are included in general and administrative expenses for the year ended  December 31, 2024. The Company recorded $8.6 million in intangible assets related to tradenames and customer relationships and $17.0 million in goodwill related to the acquisition. The fair value of the tradename assets was sensitive to judgment in the selection of appropriate royalty rate, discount rates and forecasts of the amount and timing of expected future cash flows. The forecast assumption is forward-looking and could be affected by future economic and market conditions.

Following are pro forma revenue and net loss available to stockholders for the years ended  December 31, 2024 and 2023, assuming the Company had completed the acquisition on  January 1, 2023:

	For the years ended December 31,
	2024	2023
(In thousands)
Revenue	$593,318	$471,060
Net loss available to stockholders	(46,458)	(17,140)

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

Mr. Bressler, founder of Natural Habitat, retains a 9.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended May 2020 and December 2022. Mr. Bressler exercised a first put option in April 2024, that enabled him to sell 9.95% interest in Natural Habitat to the Company, valued as of  December 31, 2023, for $15.2 million, increasing the Company’s ownership of Natural Habitat to 90.1%. Mr. Bressler has a second put option that under certain conditions, and subject to providing notice by January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in Natural Habitat to the Company, valued as of  December 31, 2025. The Company has a call option, but not an obligation, with an expiration of March 31, 2029, under which it can acquire Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

Mr. Lawrence, President of Off the Beaten Path, through a combination of his original minority interest and the profit interest units he received, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement. Mr. Lawrence has a put option, that under certain conditions and subject to providing notice by  October 31, 2025, that enables him, but does not obligate him, to sell his remaining interest in Off the Beaten Path to the Company, valued as of  December 31, 2025. The Company has a call option, but not an obligation, on or after  October 31, 2025, with an expiration of  December 31, 2030, under which it can acquire Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 25% noncontrolling interest in DuVine, which is subject to a put/call arrangement. During April 2024, the Company exercised a portion of its call option on DuVine, acquiring an additional 5% of the business and increasing its total ownership of DuVine to 75%, for $1.5 million. Mr. Levine has a put option, that under certain conditions and subject to providing notice by  January 31, 2026, that enables him, but does not obligate him, to sell his remaining interest in DuVine to the Company, valued as of  December 31, 2025. The Company has a first call option, expiring  December 31, 2025, to acquire an additional 10% of DuVine from Mr. Levine, and a second call option, but not an obligation, on or after  December 31, 2025, with an expiration of  December 31, 2030, under which it can acquire Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

Mr. and Mrs. Piegza, founders of Classic Journeys, retain a 19.9% noncontrolling interest in Classic Journeys, which is subject to a put/call arrangement. Mr. and Mrs. Piegza have a put option that under certain conditions, and subject to providing notice by November 13, 2026, that enables them, but does not obligate them, to sell their remaining interest in Classic Journeys to the Company, valued as of the fiscal quarter prior to the put notice. The Company has a call option, but not an obligation, under which it can acquire Mr. and Mrs. Piegza’s remaining interest at a similar fair value measure as Mr. and Mrs. Piegza’s put option.

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

The following is a rollforward of the redeemable noncontrolling interest:

	For the years ended December 31,
	2024	2023	2022
Beginning balance	$37,784	$27,886	$10,626
Net income attributable to noncontrolling interest	2,984	4,734	3,221
Redemption value adjustment of put option	4,853	5,695	14,039
Distribution	(1,400)	(531)	-
Redemption of put and/or call options	(14,797)	-	-
Ending balance	$29,424	$37,784	$27,886

Lease Commitments

The Company leases office space, land for safari base camps and equipment under long-term leases, which are classified as operating leases. As of December 31, 2024, the Company’s remaining weighted average operating lease terms were approximately 18.7 years. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2024 is as follows:

(In thousands)	Operating Lease Payments
2025	$1,845
2026	513
2027	409
2028	16
2029	16
Thereafter	654
Present value discount (8% weighted average)	(674)
Total	$2,779

Lease expense was $2.6 million, $2.7 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded within general and administrative expenses.

Brand License Agreement – National Geographic

The Company is party to a brand license agreement with National Geographic through 2040, which includes a co-selling and co-marketing arrangement through which National Geographic promotes the Company’s offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes the Company’s expeditions through the Disney Signature Experiences platform and also allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee, which is included within selling and marketing expense. The fee is calculated based upon a percentage of substantially all ticket revenues, less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Beginning in 2026, the agreement has minimum royalties that increase annually through the end of the agreement term, which based on current performance are expected to be exceeded. In 2023 and 2022, the Company operated under its former alliance and license agreement with National Geographic, where National Geographic sold the Company’s expeditions through its internal travel division in return for a commission fee and also allowed the Company to use the National Geographic name and logo in return for a royalty fee. Both the commission and royalty fees were recorded within selling and marketing expense.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions, and with third parties to provide chartered air service for guests and crew on certain of its expeditions.

Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2025	$16,692
2026	11,567
Total	$28,259

Other Commitments

The Company had an agreement for the acquisition of Torcatt Enterprises Limitada, a holding company that operates two vessels in the Galápagos Islands, for $17.0 million. The acquisition closed on January 9, 2025.

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

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2024, 2023 and 2022, respectively, of employee contributions up to a per employee annual maximum of $2,400 for 2024, 2023 and 2022. The Company’s 401(k) plan contributions amounted to $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded within general and administrative expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2024, 62,000 shares of Preferred Stock are outstanding. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2024, the Company has continued to pay dividends in-kind. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Company may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. At the six-year anniversary of the closing date, each investor has the right to require the Company to repurchase their Preferred Stock and any Preferred Stock not requested to be repurchased shall be converted into common shares of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price. The Preferred Stock deferred issuance costs was $2.1 million as of December 31, 2024.

During the year ended December 31, 2022, 18,000 shares of Preferred Stock and related accumulated dividends were converted by the holders into 2,109,561 shares of the Company’s common stock. No shares of Preferred Stock were converted into shares during the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded $4.6 million, $4.4 million and $4.6 million, respectively, in accrued dividends for Preferred Stock. As of December 31, 2024, the Preferred Stock could be converted at the option of the holders into 8.4 million shares of the Company’s common stock.

Stock Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased are retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2024. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2024 was $12.0 million.

NOTE 13 — STOCK-BASED COMPENSATION

During 2021, the Company’s compensation committee approved the 2021 Long-Term Incentive Plan, which supersedes the 2015 Long-Term Incentive Plan, and authorizes restricted time and performance awards and stock options to key employees. The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock or units (“PSUs”) and/or market stock units (“MSUs”) to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 4.7 million, with approximately 1.5 million shares available as of December 31, 2024. The Company settles stock-based awards with newly issued shares.

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

Market Stock Units

MSUs represent a promise to deliver shares to the employee, non-employee director or other service providers at a future date if certain performance and vesting conditions are met. The MSUs are market-based equity incentive awards based on a performance-multiplier of change in the stock price of the Company’s common stock between the grant date and a determined closing price. Each MSU represents the right to receive one share of Company stock multiplied by a performance multiplier or, at the option of the Company, an amount of cash. The number of shares that will eventually be earned and vest may be more or less than the number of MSUs that are awarded, depending on the Company’s common stock price. Awards, if earned, will vest after a determined performance period and may be earned at a level ranging from 0%-150% of the number of MSUs granted, depending on performance. The number of units granted were determined based upon the closing price of the Company's common stock on the date of the award.

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

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	66,684	$9.56	657,207	$11.06	61,881	$17.48
Granted	70,378	9.33	553,156	8.74	-	-
Vested and released	-	-	(454,346)	10.55	(18,639)	18.90
Forfeited	(53,640)	9.45	(81,774)	10.34	(33,850)	17.36
Balance, December 31, 2024	83,422	9.44	674,243	9.60	9,392	15.08

Stock Options

Stock options represent a right to buy a number of shares by the employee, non-employee director or other service providers at a future date, for a pre-set price, or exercise price, for a fixed period of time. Stock options generally vest over one to four years, with a term of ten years. Stock compensation expense related to options are recorded based on the fair value of stock option grants, amortized on a straight-line basis over the employee’s required service period. The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The Company uses the simplified method for determining an option term under Black-Sholes as the Company issues options infrequently. The fair values of employee stock options granted under the 2021 plan were estimated using the following assumptions:

	Stock Option Grants
	2024	2023	2022
Exercise price	$7.40 - 8.44	$9.56	$12.64 - 14.36
Dividend yield	0.0%	0.00%	0.00%
Expected volatility	64.6 - 77.8%	64.6%	57.79%
Risk-free interest rate	3.63 - 4.48%	3.63%	2.75 - 3.15%
Expected term in years	5.0 - 6.25	6.25	6.25

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	888,458	$10.55	7.7	$-
Granted	1,944,319	8.12
Exercised	(263,000)	9.50
Forfeited	(150,000)	9.56
Options outstanding as of December 31, 2024	2,419,777	8.77	9.0	7,910,071

	As of December 31, 2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Live (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	2,419,777	$8.77	9.0	$7,910,071
Options exercisable	1,594,548	8.76	9.1	5,162,571

During the year ended 2024, 263,000 options with an intrinsic value of $0.3 million were exercised, and during the year ended 2022, 77,500 options with an intrinsic value of $0.3 million were exercised. No options were exercised during the year ended December 31, 2023.

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $9.8 million, $13.9 million and $7.0 million, respectively, and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation plans for the years ended December 31, 2024, 2023 and 2022 was $0.0 million. As of December 31, 2024, unrecognized stock-based compensation expense was $12.7 million. This amount is expected to be recognized over a weighted average period of approximately 1.5 years.

Mr. Bressler has an equity incentive opportunity to earn an award of options based on the financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of December 31, 2025, Mr. Bressler would be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. Mr. Bressler exercised a one-time right to elect an early option award of 50% valued as of December 31, 2023, and as of result of the early exercise, during the three months ended  March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler, and he retains the remaining amount of the equity incentive effective as of December 31, 2025. The options vested on the grant date and have a term of ten years. During the year ended December 31, 2023, the Company determined it was probable the performance condition would be met and therefore, recorded all expense related to it. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and a discount rate. The performance condition related to the remaining equity incentive opportunity through  December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the years ended December 31, 2024 and 2023, stock-based compensation expense related to this award was $3.2 million and $8.0 million, respectively.

NOTE 14 — SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, is Natalya Leahy, the Chief Executive Officer. The CODM assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company organized them around the nature of services provided and other relevant factors.

The Company is primarily an experiential travel operator with operations in two segments, Lindblad, which provides ship-based expeditions, and Land Experiences, which provides active, land-based trips, tours, treks and safari adventures. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company evaluates the performance of the business based largely on the results of its operating segments. The CODM and management review operating results monthly, and base operating decisions on the total results at a consolidated level, as well as at a segment level. The reports provided to the Board of Directors are at a consolidated level and also contain information regarding the separate results of both reportable segments.

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the years ended December 31, 2024, 2023 and 2022, reportable segment operating results were as follows:

	For the years ended December 31,
	2024	2023	2022
(In thousands)
Tour revenues:
Lindblad	$423,306	$397,410	$278,449
Land Experiences	221,421	172,133	143,051
Total tour revenues	$644,727	$569,543	$421,500
Operating income:
Lindblad	$(2,928)	$(8,692)	$(77,871)
Land Experiences	24,481	19,291	14,825
Operating income (loss)	$21,553	$10,599	$(63,046)

The following table presents the Lindblad segment expenses:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Tour revenues	$423,306	$397,410	$278,449

Cost of tours	217,408	222,413	201,255
General and administrative	92,662	83,004	67,564
Selling and marketing	67,731	57,334	46,226
Depreciation and amortization	48,433	43,351	41,275
Operating loss	$(2,928)	$(8,692)	$(77,871)

The following table presents the Land Experiences segment expenses:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Tour revenues	$221,421	$172,133	$143,051

Cost of tours	126,265	99,963	81,962
General and administrative	47,259	35,427	28,727
Selling and marketing	19,287	14,092	14,770
Depreciation and amortization	4,129	3,360	2,767
Operating income	$24,481	$19,291	$14,825

Intercompany tour revenues between the Lindblad and Land Experiences segments are eliminated in consolidation and in the presentation above for the years ended December 31, 2024, 2023 and 2022 were $6.6 million, $7.9 million and $6.0 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Lindblad segment had $30.0 million, $28.6 million and $34.3 million of capital expenditures, respectively, and the Land Experiences segment had $3.5 million, $2.6 million and $3.9 million of capital expenditures, respectively.

Depreciation and amortization expense is included in segment operating income as shown below:

	For the years ended December 31,
	2024	2023	2022
(In thousands)
Depreciation and amortization:
Lindblad:
Depreciation	$48,345	$43,263	$41,080
Amortization	88	88	195
Land Experiences:
Depreciation	2,131	1,641	946
Amortization	1,998	1,719	1,821
Total depreciation and amortization	$52,562	$46,711	$44,042

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

	As of December 31,
	2024	2023
(In thousands)
Total Assets:
Lindblad	$667,799	$675,432
Land Experiences	209,106	155,865
Total assets	$876,905	$831,297

Intangibles, net:
Lindblad	$1,505	$1,592
Land Experiences	14,418	7,820
Total intangibles, net	$15,923	$9,412

Goodwill:
Lindblad	$-	$-
Land Experiences	59,031	42,017
Total goodwill	$59,031	$42,017