Form 10-Q
period 2025-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2025-05-06
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, 54,707,948 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2025

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$188,854	$183,941
Restricted cash	46,370	32,202
Prepaid expenses and other current assets	60,608	62,290
Total current assets	295,832	278,433

Property and equipment, net	531,540	518,390
Goodwill	59,198	59,031
Intangibles, net	15,281	15,923
Other long-term assets	6,978	5,128
Total assets	$908,829	$876,905

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$354,856	$318,666
Accrued expenses	53,479	58,054
Accounts payable	10,686	13,860
Lease liabilities - current	1,497	1,845
Long-term debt - current	19	29
Total current liabilities	420,537	392,454

Long-term debt, less current portion	626,349	625,425
Deferred tax liabilities	2,134	3,537
Other long-term liabilities	917	1,024
Total liabilities	1,049,937	1,022,440

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	79,359	78,155
Redeemable noncontrolling interests	31,756	29,424
	111,115	107,579

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 54,699,422 and 54,507,977 issued, 54,567,599 and 54,376,154 outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	113,193	109,473
Accumulated deficit	(365,716)	(362,881)
Accumulated other comprehensive income	294	288
Total stockholder’s deficit	(252,223)	(253,114)
Total liabilities, mezzanine equity and stockholders’ deficit	$908,829	$876,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2025	2024

Tour revenues	$179,721	$153,614

Operating expenses:
Cost of tours	92,848	84,453
General and administrative	32,722	27,236
Selling and marketing	28,242	22,758
Depreciation and amortization	15,295	11,317
Total operating expenses	169,107	145,764

Operating income	10,614	7,850

Other (expense) income:
Interest expense, net	(11,630)	(11,585)
Gain (loss) on foreign currency	542	(239)
Other (expense) income	(1)	8
Total other expense	(11,089)	(11,816)

Loss before income taxes	(475)	(3,966)
Income tax (benefit) expense	(1,486)	244

Net income (loss)	1,011	(4,210)
Net loss attributable to noncontrolling interest	(150)	(231)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	1,161	(3,979)
Series A redeemable convertible preferred stock dividend	1,204	1,136

Net loss available to stockholders	$(43)	$(5,115)

Weighted average shares outstanding
Basic	54,623,008	53,372,171
Diluted	54,623,008	53,372,171

Undistributed loss per share available to stockholders:
Basic	$(0.00)	$(0.10)
Diluted	$(0.00)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024

Net income (loss)	$1,011	$(4,210)
Other comprehensive income:
Change in foreign currency translation adjustments	6	288
Total other comprehensive income	6	288
Total comprehensive income (loss)	1,017	(3,922)
Less: comprehensive loss attributive to non-controlling interest	(150)	(231)
Comprehensive income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$1,167	$(3,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders̛
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	3,727	-	-	3,727
Net activity related to equity compensation plans	191,445	-	(7)	-	-	(7)
Other comprehensive income, net	-	-	-	-	6	6
Redeemable noncontrolling interest	-	-	-	(2,792)	-	(2,792)
Series A preferred stock dividend	-	-	-	(1,204)	-	(1,204)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	1,161	-	1,161
Balance as of March 31, 2025	54,699,422	$6	$113,193	$(365,716)	$294	$(252,223)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$(225,064)
Stock-based compensation	-	-	2,116	-	2,116
Net activity related to equity compensation plans	134,524	-	(196)	-	(196)
Redeemable noncontrolling interest	-	-	-	860	860
Series A preferred shares dividend	-	-	-	(1,136)	(1,136)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(3,979)	(3,979)
Balance as of March 31, 2024	53,524,606	$5	$99,059	$(326,463)	$(227,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$1,011	$(4,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,295	11,317
Amortization of deferred financing costs and other, net	924	927
Amortization of right-to-use lease assets	440	417
Stock-based compensation	3,727	2,116
Deferred income taxes	(1,395)	474
(Gain) loss on foreign currency	(542)	239
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,796	(5,236)
Unearned passenger revenues	36,190	38,591
Other long-term assets	(875)	52
Accounts payable and accrued expenses	(8,717)	(331)
Operating lease liabilities	(455)	(440)
Net cash provided by operating activities	48,399	43,916

Cash Flows From Investing Activities
Purchases of property and equipment	(13,415)	(6,468)
Acquisition (net of cash acquired)	(15,582)	-
Net cash used in investing activities	(28,997)	(6,468)

Cash Flows From Financing Activities
Repayments of long-term debt	(10)	(13)
Payment of deferred financing costs	-	(17)
Repurchase under stock-based compensation plans and related tax impacts	(317)	(592)
Net cash used in by financing activities	(327)	(622)
Effect of exchange rate changes on cash	6	-
Net increase in cash, cash equivalents and restricted cash	19,081	36,826
Cash, cash equivalents and restricted cash at beginning of period	216,143	187,344

Cash, cash equivalents and restricted cash at end of period	$235,224	$224,170

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$12,261	$12,320
Income taxes	416	91
Non-cash investing and financing activities:
Non-cash preferred stock deemed dividend	1,204	1,136

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

The Company currently operates the following two reportable business segments:

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

Land Experiences Segment. The Land Experiences segment includes the five primarily land-based brands, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Thomson Group, comprised of Wineland-Thomson Adventures, LLC and Thomson Safaris Ltd (together “Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under the Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

●	Thomson Group offers socially responsible and positively impactful light-treading Tanzanian safaris, industry-leading Kilimanjaro treks, global custom and private tours, family travel experiences, and operates the historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and note disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2024 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025 (the “2024 Annual Report”).

The presentation of credit card fee expenses in the consolidated statement of operations of the Company has been reclassified from within general and administrative expense to cost of tours for 2024 to conform with the 2025 presentation.

Except for the presentation of credit card fee expenses discussed above, there have been no significant changes to the Company’s accounting policies from those disclosed in the 2024 Annual Report.

Recently Adopted Accounting Pronouncements

During  December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company adopted this guidance on January 1, 2025 for its annual reporting, as required. These amendments will increase the Company’s annual disclosures related to income taxes, including specific categories in tax rate reconciliations, additional information for certain reconciling items, tabular reconciliations of both amounts and percentages, as well as other information.

Recent Accounting Pronouncements

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

For the three months ended March 31, 2025 and 2024, the Company incurred net losses available to stockholders, therefore basic and diluted net loss per share is the same in each respective period. For the three months ended March 31, 2025, 0.8 million unvested restricted shares, 1.7 million shares issuable upon exercise of options and 8.6 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three months ended March 31, 2024, 0.8 million unvested restricted shares, 2.2 million shares issuable upon exercise of options and 8.1 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Earnings (loss) per share was calculated as follows:

	For the three months ended March 31,
	2025	2024
	(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$1,161	$(3,979)
Series A redeemable convertible preferred stock dividend	1,204	1,136
Undistributed loss available to stockholders	$(43)	$(5,115)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	54,623,008	53,372,171
Total weighted average shares outstanding, diluted	54,623,008	53,372,171

Undistributed loss per share available to stockholders:
Basic	$(0.00)	$(0.10)
Diluted	$(0.00)	$(0.10)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenue when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the prior suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs and includes an estimate of breakage based on historical behavior of the customer and/or time to expiration of the certificate. As of  March 31, 2025 and December 31, 2024, the Company has $354.9 million and $318.7 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2024	$190,281
Recognized in tour revenues during the period	(175,382)
Additional contract liabilities in period	191,350
Balance as of March 31, 2025	$206,249

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segments’ tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
Lindblad Segment	2025	2024
	(unaudited)
Guest ticket revenue:
Direct (a)	$78,854	$72,484
Agencies	33,795	30,533
Guest ticket revenue	112,649	103,017
Other tour revenue	18,459	15,286
Tour revenues	$131,108	$118,303

	For the three months ended March 31,
Land Experiences Segment	2025	2024
	(unaudited)
Guest ticket revenue:
Direct (a)	$41,672	$30,173
Agencies	4,004	2,887
Guest ticket revenue	45,676	33,060
Other tour revenue	2,937	2,251
Tour revenues	$48,613	$35,311
(a)	Direct bookings in the table above are inclusive of affinity group sales. During the three months ended March 31, 2024, affinity sales were $6.4 million and $0.4 million for Lindblad segment and Land Experiences segment, respectively.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of March 31,
	2025	2024
(In thousands)	(unaudited)
Cash and cash equivalents	$188,854	$177,719
Restricted cash	46,370	46,451
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$235,224	$224,170

Restricted cash consists of the following:

	As of March 31, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Credit card processor reserves	$12,500	$12,750
Federal Maritime Commission and other escrow	32,104	18,101
Certificates of deposit and other restricted deposits	1,766	1,351
Total restricted cash	$46,370	$32,202

Prepaid expenses and other current assets are as follows:

	As of March 31, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Prepaid tour expenses	$30,907	$28,585
Other	29,701	33,705
Total prepaid expenses and other current assets	$60,608	$62,290

NOTE 5—LONG-TERM DEBT

	As of March 31, 2025			As of December 31, 2024
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(4,027)	$355,973	$360,000	$(4,576)	$355,424
9.00% Notes	275,000	(4,624)	270,376	275,000	(4,999)	270,001
Other	19	-	19	29	-	29
Total long-term debt	635,019	(8,651)	626,368	635,029	(9,575)	625,454
Less current portion	(19)	-	(19)	(29)	-	(29)
Total long-term debt, non-current	$635,000	$(8,651)	$626,349	$635,000	$(9,575)	$625,425

For the three months ended March 31, 2025 and 2024, $0.9 million and $0.9 million, respectively, of deferred financing costs were charged to interest expense.

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

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) rate plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of March 31, 2025, the Company had no borrowings under the Revolving Credit Facility.

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

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and making certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. The Company was in compliance with its covenants in effect as of March 31, 2025.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of March 31, 2025 to be $639.5 million based on the terms of the agreements and comparable market data as of March 31, 2025. As of March 31, 2025 and December 31, 2024, other than derivative instruments and investments in securities, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of March 31, 2025.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2025, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of March 31, 2025, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.2 million for the three months ended March 31, 2025 and $1.1 million for the three months ended March 31, 2024. As of March 31, 2025, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 8.6 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 4.7 million shares of common stock under the 2021 Long-Term Incentive Plan (“the Plan”) which was approved by shareholders in September 2021. As of March 31, 2025, 1.0 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $3.7 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.

Long-Term Incentive Compensation

During the three months ended March 31, 2025, the Company awarded 444,212 restricted stock units (“RSUs”) with a weighted average grant price of $10.35. The RSUs will generally vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2025, the Company awarded 229,023 performance-based restricted share units (“PSUs”) with a weighted average grant price of $10.57. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the recipient until the performance and vesting conditions are met.

Options

As of March 31, 2025 and December 31, 2024, options to purchase an aggregate of 2.3 million and 2.4 million shares of the Company’s common stock, respectively, with weighted average exercise price of $8.77 for both periods, were outstanding. As of March 31, 2025, 1,669,548 options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a one-time right to elect to receive 50% of such award early, which was calculated based on performance through December 31, 2023. As of result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. During 2023, the Company determined it was probable the performance condition would be met related to this award and had recorded all expense related to the December 31, 2023 award performance date. The expense related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three months ended  March 31, 2025, stock-based compensation expense related to this award was $2.0 million.

NOTE 9—INCOME TAXES

As of March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three months ended March 31, 2025 was a benefit of 312.8% versus an expense of 6.2% for the three months ended March 31, 2024. In both periods, the effective tax rate differs from the statutory rate because of the mix of jurisdictions generating income and the valuation allowance against certain loss and interest carryforwards in the United States.

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

The following is a rollforward of redeemable non-controlling interest:

	For the three months ended March 31,
	2025	2024
	(unaudited)
(In thousands)
Beginning balance	$29,424	$37,784
Net loss attributable to noncontrolling interest	(150)	(231)
Redemption value adjustment of put option	2,792	(860)
Distribution	(310)	(396)
Ending balance	$31,756	$36,297

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2025 are as follows:

For the years ended December 31,	Amount
(In thousands)
2025 (nine months)	$11,560
2026	14,317
Total	$25,877

NOTE 11—SEGMENT INFORMATION

The Company is primarily an experiential travel operator with operations in two reportable segments, Lindblad, which provides ship-based expeditions, and Land Experiences, which provides active, land-based trips, tours, treks and safari adventures. In identifying its reportable segments, the Company organized them around the nature of services provided and other relevant factors. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation.  The Company’s chief operating decision maker, or CODM, is Natalya Leahy, the Chief Executive Officer. The CODM assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments.

The CODM and management review operating results monthly, and evaluate the performance of the business segments and base operating decisions on the total results at a consolidated level, as well as at a segment level, based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. The reports provided to the Board of Directors are at a consolidated level and contain information regarding the separate results of both segments. Operating results for the Company’s reportable segments were as follows:

	For the three months ended March 31,
	2025	2024
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$131,108	$118,303
Land Experiences	48,613	35,311
Total tour revenues	$179,721	$153,614
Operating income:
Lindblad	$8,387	$7,783
Land Experiences	2,227	67
Operating income	$10,614	$7,850

For the three months ended March 31, 2025 and 2024, there was $3.3 million and $2.8 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	For the three months ended March 31,
	2025	2024
(In thousands)	(unaudited)
Tour revenues	$131,108	$118,303

Cost of tours	64,823	62,379
General and administrative	21,131	18,769
Selling and marketing	22,707	18,890
Depreciation and amortization	14,060	10,482
Operating income	$8,387	$7,783

The following table presents the Land Experiences segment expenses:

	For the three months ended March 31,
	2025	2024
(In thousands)	(unaudited)
Tour revenues	$48,613	$35,311

Cost of tours	28,025	22,074
General and administrative	11,591	8,467
Selling and marketing	5,535	3,868
Depreciation and amortization	1,235	835
Operating income	$2,227	$67

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2025	2024
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$14,038	$10,460
Amortization	22	22
Land Experiences:
Depreciation	637	405
Amortization	598	430
Total depreciation and amortization	$15,295	$11,317

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of March 31, 2025	As of December 31, 2024
(In thousands)	(unaudited)

Total Assets:
Lindblad	$669,725	$667,799
Land Experiences	239,104	209,106
Total assets	$908,829	$876,905

Intangibles, net:
Lindblad	$1,461	$1,505
Land Experiences	13,820	14,418
Total intangibles, net	$15,281	$15,923

Goodwill:
Lindblad	$-	$-
Land Experiences	59,198	59,031
Total goodwill	$59,198	$59,031

NOTE 12—ACQUISITIONS

On  January 9, 2025, the Company completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, expanding the Company’s vessels and guest capacity in one of its core markets, for which the Company paid $16.0 million in cash. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. Acquisition related costs were $0.2 million and are included in general and administrative expenses for the quarter ended  March 31, 2025. The purchase accounting valuations of the acquired intangibles is ongoing and has not been completed as of the date of this report, therefore intangibles and goodwill are subject to change as valuations are finalized.

On  July 31, 2024, the Company, through its land-based subsidiary Natural Habitat, acquired the Thomson Group. The aggregate purchase price for the Thomson Group was $30.0 million, consisting of $24.0 million in cash and $6.0 million in Lindblad common stock, representing 682,593 shares. Pursuant to the agreement, the Company has the option to acquire Tanzania Conservation Limited. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. Acquisition related costs were $2.7 million and are included in general and administrative expenses for the year ended  December 31, 2024. The Company recorded $8.6 million in intangible assets related to tradenames and customer relationships and $17.0 million in goodwill related to the acquisition. Measurement period adjustments were insignificant, and our purchase price allocations are finalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025 (the “2024 Annual Report”). Unless the context otherwise requires, in this Form 10-Q, “Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc., and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●

adverse general economic factors, including the impact of geopolitical, macroeconomic conditions, tariffs, changes in trade policies or capital markets volatility, that decrease the level of disposable income of consumers or consumer confidence and negatively impact the ability or desire of people to travel;

●	suspended operations, cancelling or rescheduling of voyages, the denial and/or unavailability of ports of call and other potential disruptions to our business and operations related to health pandemics, political or civil unrest, war, terrorism, or other similar events;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed in our 2024 Annual Report.

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

We currently operate a fleet of 12 owned expedition ships and operate seven seasonal charter vessels under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

We operate land-based nature adventure travel expeditions around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet’s remarkable destinations and the animals and people who live there.

Natural Habitat, Inc. (“Natural Habitat”) provides eco-conscious expeditions and nature-focused, small-group experiences that include polar bear tours in Churchill, Canada, Alaskan grizzly bear adventures, small-group Galápagos Islands tours and African safaris. Natural Habitat has partnered with World Wildlife Fund (“WWF”) for more than 20 years to offer conservation travel, which is sustainable travel that contributes to the protection of nature and wildlife.

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

Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Family Adventures”), Thomson Safaris Ltd (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), and the Ngorongoro lodge and farm under Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides global custom and private tours, family travel experiences, socially responsible and positively impactful light-treading Tanzanian safaris with expert local wildlife guides providing exceptional insight, treks to the summit of Kilimanjaro, the Roof of Africa, with 30 years of experience and a commitment to environmental and social responsibility, and high-end lodging at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater.

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and the Thomson Group.

First Quarter Highlights

On January 9, 2025, we completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, for $16.0 million in cash. The acquisition expands our vessels and guest capacity in one of our core markets.

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

●	Payroll costs and related expenses for shipboard and expedition personnel;

●	Food costs for guests and crew, including complimentary food and beverage amenities for guests;

●	Fuel costs and related costs of delivery, storage and safe disposal of waste; and

●	Other tour expenses, such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance, charter hire costs and credit card fees.

Selling and marketing

Selling and marketing expenses include commissions, royalties and a broad range of advertising and promotional expenses.

General and administrative

General and administrative expenses include the cost of shoreside vessel support, reservations and other administrative functions, including salaries and related benefits, professional fees and rent.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other income (expense), income tax (expense) benefit, (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our computation and use of Adjusted EBITDA may not be comparable to other companies within the industry.

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation, and acquisition-related expenses.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, generally in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and Thomson Group are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine's revenues are recorded during the second and third quarters from their spring and summer season departures, and the majority of Thomson Group’s revenues being recorded during the third quarter from the height of their safari season tours, while Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

Results of Operations — Consolidated

Our consolidated results for the three months ended March 31, 2025 and 2024 are set forth below.

	For the three months ended March 31,
(In thousands)	2025	2024	Change	%
Tour revenues	$179,721	$153,614	$26,107	17%

Cost of tours	92,848	84,453	8,395	10%
General and administrative	32,722	27,236	5,486	20%
Selling and marketing	28,242	22,758	5,484	24%
Depreciation and amortization	15,295	11,317	3,978	35%
Operating income	$10,614	$7,850	$2,764	35%
Net income (loss)	$1,011	$(4,210)	$5,221	124%
Undistributed loss per share available to stockholders:
Basic	$(0.00)	$(0.10)	$0.10
Diluted	$(0.00)	$(0.10)	$0.10

Comparison of the Three Months Ended March 31, 2025 and 2024 — Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2025 increased $26.1 million, or 17%, to $179.7 million, compared to $153.6 million for the three months ended March 31, 2024. Of the $26.1 million increase, we realized a $6.7 million increase due to a 3% increase in guest nights sold and a 7% increase in guests traveled for the continuing operations, a $13.2 million increase due to the change in mix of itineraries and trips and pricing, and the inclusion of the operations of Thomson Group for the quarter, which was acquired in July 2024. The Lindblad segment tour revenues increased by $12.8 million, or 11%, and the Land Experiences segment increased $13.3 million, or 38%, as Company revenues grew primarily due to increased guest nights sold, an increase of guests traveling for the continuing operations, operating additional trips and higher pricing and the inclusion of the results of Thomson Group.

Cost of Tours

Total cost of tours for the three months ended March 31, 2025 increased $8.4 million, or 10%, to $92.8 million, compared to $84.5 million for the three months ended March 31, 2024, primarily due to operating additional voyages and trips and higher costs. The Lindblad segment cost of tours increased by $2.4 million, or 4%, and the Land Experiences segment increased $6.0 million, or 27%, including the operations of Thomson Group.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 increased $5.5 million, or 20%, to $32.7 million, compared to $27.2 million for the three months ended March 31, 2024. The increase was primarily related to higher personnel costs and stock-based compensation expense. At the Lindblad segment, general and administrative expenses increased $2.4 million, or 13%, from the prior year period, and at the Land Experiences segment, general and administrative expenses increased $3.1 million, or 37%, including the operations of Thomson Group.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2025 increased $5.5 million, or 24%, to $28.2 million, compared to $22.8 million for the three months ended March 31, 2024, primarily due to higher commissions associated with increased revenues and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $3.8 million, or 20%, and at the Land Experiences segment, selling and marketing expenses increased $1.7 million, or 45%, including the operations of Thomson Group.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2025 increased $4.0 million, or 35%, to $15.3 million, compared to $11.3 million for the three months ended March 31, 2024. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and amortization of intangible assets related to the Thomson Group acquisition.

Other Income (Expense)

Other expense for the three months ended March 31, 2025, decreased $0.7 million to $11.1 million from $11.8 million for the three months ended March 31, 2024.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended March 31,
(In thousands)	2025	2024	Change	%
Tour revenues:
Lindblad	$131,108	$118,303	$12,805	11%
Land Experiences	48,613	35,311	13,302	38%
Total tour revenues	$179,721	$153,614	$26,107	17%
Operating income:
Lindblad	$8,387	$7,783	$604	8%
Land Experiences	2,227	67	2,160	NM
Operating income	$10,614	$7,850	$2,764	35%
Adjusted EBITDA:
Lindblad	$26,320	$20,472	$5,848	29%
Land Experiences	3,662	1,134	2,528	223%
Total adjusted EBITDA	$29,982	$21,606	$8,376	39%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended March 31,
	2025	2024
Available Guest Nights	75,325	85,954
Guest Nights Sold	66,974	64,963
Occupancy	89%	76%
Maximum Guests	9,604	9,714
Number of Guests	8,543	7,508
Voyages	121	122

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2025	2024
Guest ticket revenues	$112,649	$103,017
Other tour revenue	18,459	15,286
Tour Revenues	131,108	118,303
Less: Commissions	(5,621)	(5,374)
Less: Other tour expenses	(10,889)	(8,152)
Net Yield	$114,598	$104,777
Available Guest Nights	75,325	85,954
Gross Yield per Available Guest Night	$1,741	$1,376
Net Yield per Available Guest Night	1,521	1,219

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2025	2024
Operating income	$8,387	$7,783
Cost of tours	64,823	62,379
General and administrative	21,131	18,769
Selling and marketing	22,707	18,890
Depreciation and amortization	14,060	10,482
Less: Commissions	(5,621)	(5,374)
Less: Other tour expenses	(10,889)	(8,152)
Net Yield	$114,598	$104,777

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2025	2024
Cost of tours	$64,823	$62,379
Plus: Selling and marketing	22,707	18,890
Plus: General and administrative	21,131	18,769
Gross Cruise Cost	108,661	100,038
Less: Commissions	(5,621)	(5,374)
Less: Other tour expenses	(10,889)	(8,152)
Net Cruise Cost	92,151	86,512
Less: Fuel Expense	(7,309)	(8,751)
Net Cruise Cost Excluding Fuel	84,842	77,761
Non-GAAP Adjustments:
Stock-based compensation	(3,727)	(2,116)
Transaction-related costs	(146)	(91)
Adjusted Net Cruise Cost Excluding Fuel	$80,969	$75,554
Adjusted Net Cruise Cost	$88,278	$84,305
Available Guest Nights	75,325	85,954
Gross Cruise Cost per Available Guest Night	$1,443	$1,164
Net Cruise Cost per Available Guest Night	1,223	1,006
Net Cruise Cost Excluding Fuel per Available Guest Night	1,126	905
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,075	879
Adjusted Net Cruise Cost per Available Guest Night	1,172	981

Comparison of the Three Months Ended March 31, 2025 and 2024 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2025 increased $12.8 million, or 11%, to $131.1 million, compared to $118.3 million for the three months ended March 31, 2024. Of the $12.8 million increase, $3.9 million is related to a 3% increase in guest nights sold and $8.9 million is related to a 7% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 25% to $1,521 from $1,219 in 2024, reflecting the higher pricing and a 13-basis point increase in occupancy compared with the same period in 2024.

Operating Income

Operating income was $8.4 million for the three months ended March 31, 2025, an increase of $0.6 million compared to $7.8 million for the three months ended March 31, 2024, as the increase in tour revenues was partially offset by higher operating expenses. Operating expenses included higher cost of tours, higher sales and marketing costs, primarily due to increased royalties associated with the National Geographic agreement increased marketing spend to support future growth, and higher general and administrative costs, primarily due to increased personnel costs and higher stock-based compensation expense.

Comparison of Three Months Ended March 31, 2025 and 2024 at the Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended March 31,
	2025	2024
Guests	4,409	3,469
Departures	499	351

Tour Revenues

Tour revenues for the three months ended March 31, 2025 increased $13.3 million, or 38%, to $48.6 million compared to $35.3 million for the three months ended March 31, 2024, including the results of Thomson Group, acquired in July 2024. Of the $13.3 million increase, $2.8 million is related to a 7% increase in the number of guests traveled for the continuing operations, $4.3 million is related to a 12% increase in revenue per guest as compared to the prior year period due to a change in itineraries, destinations and pricing, and the inclusion of the results of Thomson Group.

Operating Income

Operating income for the three months ended March 31, 2025 was $2.2 million compared to $0.1 million for the three months ended March 31, 2024, as the increase in tour revenue was partially offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth and the inclusion of the results of Thomson Group.

Adjusted EBITDA

The following table outlines the reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis and for each reportable segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended March 31,
(In thousands)	2025	2024
Net income (loss)	$1,011	$(4,210)
Interest expense, net	11,630	11,585
Income tax (benefit) expense	(1,486)	244
Depreciation and amortization	15,295	11,317
Loss (gain) loss on foreign currency	(542)	239
Stock-based compensation	3,727	2,116
Transaction-related costs	346	323
Other (income) expense	1	(8)
Adjusted EBITDA	$29,982	$21,606

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income to Adjusted EBITDA — Segments

Lindblad Segment	For the three months ended March 31,
(In thousands)	2025	2024
Operating income	$8,387	$7,783
Depreciation and amortization	14,060	10,482
Stock-based compensation	3,727	2,116
Transaction-related costs	146	91
Adjusted EBITDA	$26,320	$20,472

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2025	2024
Operating income	$2,227	$67
Depreciation and amortization	1,235	835
Transaction-related costs	200	232
Adjusted EBITDA	$3,662	$1,134

Liquidity and Capital Resources

As of March 31, 2025, the Company had $188.9 million in unrestricted cash and cash equivalents and $46.4 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of March 31, 2025, we had $635.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Revolving Credit Facility will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Three Months Ended March 31, 2025 and 2024

Net cash provided by operating activities was $48.4 million for the three months ended March 31, 2025 compared to $43.9 million for the same period in 2023. The $4.5 million increase is primarily due to improved operating results.

Net cash used in investing activities was $29.0 million for the three months ended March 31, 2025 compared to $6.5 million in cash used in investing activities during the same period in 2023. 2025 primarily included the acquisition of Torcatt Enterprises Limitada and capital expenditures on our vessels, while 2024 primarily included capital expenditures on our vessels and our digital transformation initiatives.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025 compared to $0.6 million for the same period in 2024. 2025 and 2024 primarily included income tax withholdings for stock-based compensation.

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

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of March 31, 2025, we had no borrowings under the Revolving Credit Facility.

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

Covenants

The 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. As of March 31, 2025, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2025, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2024, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of March 31, 2025, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 8.6 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of March 31, 2025, we had a working capital deficit of $124.7 million, and as of December 31, 2024, we had a working capital deficit of $114.0 million.

Critical Accounting Policies

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. For a detailed discussion of our Critical Accounting Policies, please see our 2024 Annual Report, where we have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application. Except for the presentation of credit card fee expenses discussed in Note 1 to the financial statements, there have been no significant changes to our accounting policies from those disclosed in the 2024 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of March 31, 2025, no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2024 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2024 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2025.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of March 31, 2025. No shares were repurchased under the Repurchase Plan during the three months ended March 31, 2025.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2025	239	$11.58	$-	$11,974,787
February 1 through February 29, 2025	310	12.72	-	11,974,787
March 1 through March 31, 2025	56,920	9.36	-	11,974,787
Total	57,469		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers  may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended  March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Benjamin Bressler (Founder and CEO, Natural Habitat, Inc.)	Adoption	March 14, 2025	June 18, 2027	1,334,319

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2025.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)