Form 10-Q
period 2025-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2025-08-04
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, 54,789,150 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2025

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$200,929	$183,941
Restricted cash	46,398	32,202
Prepaid expenses and other current assets	75,191	62,290
Total current assets	322,518	278,433

Property and equipment, net	533,138	518,390
Goodwill	59,198	59,031
Intangibles, net	14,684	15,923
Other long-term assets	6,985	5,128
Total assets	$936,523	$876,905

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$381,692	$318,666
Accrued expenses	57,422	58,054
Accounts payable	9,831	13,860
Lease liabilities - current	1,124	1,845
Long-term debt - current	8	29
Total current liabilities	450,077	392,454

Long-term debt, less current portion	627,273	625,425
Deferred tax liabilities	2,394	3,537
Other long-term liabilities	822	1,024
Total liabilities	1,080,566	1,022,440

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	80,580	78,155
Redeemable noncontrolling interests	39,186	29,424
	119,766	107,579

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 54,733,299 and 54,507,977 issued, 54,601,476 and 54,376,154 outstanding as of June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	118,007	109,473
Accumulated deficit	(381,822)	(362,881)
Accumulated other comprehensive income	-	288
Total stockholder’s deficit	(263,809)	(253,114)
Total liabilities, mezzanine equity and stockholders’ deficit	$936,523	$876,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Tour revenues	$167,945	$136,499	$347,666	$290,113

Operating expenses:
Cost of tours	91,391	82,953	184,239	167,405
General and administrative	31,083	29,836	63,805	57,073
Selling and marketing	26,390	18,281	54,632	41,038
Depreciation and amortization	14,674	13,637	29,969	24,954
Total operating expenses	163,538	144,707	332,645	290,470

Operating income (loss)	4,407	(8,208)	15,021	(357)

Other (expense) income:
Interest expense, net	(11,617)	(11,321)	(23,247)	(22,906)
Gain (loss) on foreign currency	759	(12)	1,300	(251)
Other (expense) income	30	-	29	8
Total other expense	(10,828)	(11,333)	(21,918)	(23,149)

Loss before income taxes	(6,421)	(19,541)	(6,897)	(23,506)
Income tax expense (benefit)	547	4,453	(939)	4,697

Net loss	(6,968)	(23,994)	(5,958)	(28,203)
Net income attributable to noncontrolling interest	1,550	673	1,400	442
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(8,518)	(24,667)	(7,358)	(28,645)
Series A redeemable convertible preferred stock dividend	1,223	1,150	2,426	2,287

Net loss available to stockholders	$(9,741)	$(25,817)	$(9,784)	$(30,932)

Weighted average shares outstanding
Basic	54,590,783	53,500,084	54,511,173	53,436,128
Diluted	54,590,783	53,500,084	54,511,173	53,436,128

Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.48)	$(0.18)	$(0.58)
Diluted	$(0.18)	$(0.48)	$(0.18)	$(0.58)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Net loss	$(6,968)	$(23,994)	$(5,958)	$(28,203)
Other comprehensive income:
Change in foreign currency translation adjustments	(294)	-	(288)	-
Total other comprehensive loss	(294)	-	(288)	-
Total comprehensive loss	(7,262)	(23,994)	(6,246)	(28,203)
Less: comprehensive income attributive to non-controlling interest	1,550	673	1,400	442
Comprehensive loss attributable to Lindblad Expeditions Holdings, Inc.	$(8,812)	$(24,667)	$(7,646)	$(28,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders̛
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 31, 2025	54,699,422	$6	$113,193	$(365,716)	$294	$(252,223)
Stock-based compensation	-	-	5,392	-	-	5,392
Net activity related to equity compensation plans	33,877	-	(578)	-	-	(578)
Other comprehensive income, net		-		-	(294)	(294)
Redeemable noncontrolling interest	-	-	-	(6,365)	-	(6,365)
Series A preferred stock dividend	-	-	-	(1,223)	-	(1,223)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(8,518)	-	(8,518)
Balance as of June 30, 2025	54,733,299	$6	$118,007	$(381,822)	$-	$(263,809)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	9,119	-	-	9,119
Net activity related to equity compensation plans	225,322	-	(585)	-	-	(585)
Other comprehensive loss, net	-	-	-	-	(288)	(288)
Redeemable noncontrolling interest	-	-	-	(9,157)	-	(9,157)
Series A preferred stock dividend	-	-	-	(2,426)	-	(2,426)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(7,358)	-	(7,358)
Balance as of June 30, 2025	54,733,299	$6	$118,007	$(381,822)	$-	$(263,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	53,524,606	$5	$99,059	$(326,463)	$(227,399)
Stock-based compensation	-	-	2,718	-	2,718
Net activity related to equity compensation plans	40,074	1	(502)	-	(501)
Redeemable noncontrolling interest	-	-	(1,924)	(2,564)	(4,488)
Series A preferred shares dividend	-	-	-	(1,150)	(1,150)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(24,667)	(24,667)
Balance as of June 30, 2024	$53,564,680	$6	$99,351	$(354,844)	$(255,487)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	(225,064)
Stock-based compensation	-	-	4,833	-	4,833
Net activity related to equity compensation plans	174,598	1	(697)	-	(696)
Redeemable noncontrolling interest	-	-	(1,924)	(1,704)	(3,628)
Series A preferred shares dividend	-	-	-	(2,287)	(2,287)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(28,645)	(28,645)
Balance as of June 30, 2024	53,564,680	$6	$99,351	$(354,844)	$(255,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(5,958)	$(28,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,969	24,954
Amortization of deferred financing costs and other, net	1,848	1,847
Amortization of right-to-use lease assets	869	839
Stock-based compensation	9,119	4,833
Deferred income taxes	(1,135)	4,188
(Gain) loss on foreign currency	(1,300)	251
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(11,787)	(8,744)
Unearned passenger revenues	63,026	67,456
Other long-term assets	(1,242)	120
Accounts payable and accrued expenses	(4,871)	(4,088)
Operating lease liabilities	(924)	(887)
Net cash provided by operating activities	77,614	62,566

Cash Flows From Investing Activities
Purchases of property and equipment	(29,159)	(13,893)
Acquisition (net of cash acquired)	(15,582)	-
Net cash used in investing activities	(44,741)	(13,893)

Cash Flows From Financing Activities
Additional acquisition of redeemable noncontrolling interest	-	(16,720)
Repayments of long-term debt	(21)	(24)
Payment of deferred financing costs	-	(17)
Repurchase under stock-based compensation plans and related tax impacts	(1,380)	(1,596)
Net cash used in by financing activities	(1,401)	(18,357)
Effect of exchange rate changes on cash	(288)	-
Net increase in cash, cash equivalents and restricted cash	31,184	30,316
Cash, cash equivalents and restricted cash at beginning of period	216,143	187,344

Cash, cash equivalents and restricted cash at end of period	$247,327	$217,660

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$24,730	$24,785
Income taxes	1,253	201
Non-cash investing and financing activities:
Non-cash preferred stock deemed dividend	2,426	2,287

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

Recent Accounting Pronouncements

During  November 2024, FASB issued ASU 2024-03 ― Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The amendments in this ASU are intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company will adopt this ASU on January 1, 2027, as required, and the amendments will increase the Company’s financial statement disclosures of certain expense items reported within its expense categories presented on its statement of operations.

NOTE 2—EARNINGS PER SHARE

Earnings (loss) per Common Share

Earnings (loss) per common share is computed using the two-class method related to the Company’s Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”). Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock.

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

For the three and six months ended June 30, 2025 and 2024, the Company incurred net losses available to stockholders, therefore potential common shares were excluded from the diluted earnings per share calculation and basic and diluted net loss per share are the same in each respective period. For the three and six months ended June 30, 2025, 1.1 million unvested restricted shares, 2.3 million shares issuable upon exercise of options and 8.7 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the three and six months ended June 30, 2024, 0.8 million unvested restricted shares, 2.7 million shares issuable upon exercise of options and 8.2 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(8,518)	$(24,667)	$(7,358)	$(28,645)
Series A redeemable convertible preferred stock dividend	1,223	1,150	2,426	2,287
Undistributed loss available to stockholders	$(9,741)	$(25,817)	$(9,784)	$(30,932)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	54,590,783	53,500,084	54,511,173	53,436,128
Total weighted average shares outstanding, diluted	54,590,783	53,500,084	54,511,173	53,436,128

Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.48)	$(0.18)	$(0.58)
Diluted	$(0.18)	$(0.48)	$(0.18)	$(0.58)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenues when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company's obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund. In conjunction with the suspension or rescheduling of expeditions, the Company provided guests an option of either a refund or future travel certificates, which in some instances exceeded the original cash deposit. The value of future travel certificates in excess of cash received is being recognized as a discount to tour revenues at the time the related expedition occurs. Future travel certificates are valued based on the Company’s expectation that a guest will travel again. As of  June 30, 2025 and December 31, 2024 the Company has $381.7 million and $318.7 million, related to unearned passenger revenue, respectively.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2024	$190,281
Recognized in tour revenues during the period	(334,591)
Additional contract liabilities in period	391,457
Balance as of June 30, 2025	$247,147

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segments’ tour revenues by the sales channel it was derived from:

	For the three months ended June 30,		For the six months ended June 30,
Lindblad Segment	2025	2024	2025	2024
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	$68,158	$62,315	$147,012	$135,044
Agencies	30,018	21,255	63,813	51,541
Guest ticket revenue	98,176	83,570	210,825	186,585
Other tour revenue	12,869	9,483	31,328	24,771
Tour revenues	$111,045	$93,053	$242,153	$211,356

	For the three months ended June 30,		For the six months ended June 30,
Land Experiences Segment	2025	2024	2025	2024
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	$48,470	$36,718	$90,136	$66,900
Agencies	5,768	4,750	9,779	7,627
Guest ticket revenue	54,238	41,468	99,915	74,527
Other tour revenue	2,662	1,978	5,598	4,230
Tour revenues	$56,900	$43,446	$105,513	$78,757
(a)	Direct bookings in the table above are inclusive of affinity group sales. During the three and six months ended June 30, 2024, affinity sales were $6.3 million and $13.0 million, respectively, for the Lindblad segment, and $1.2 million and $1.7 million, respectively, for the Land Experiences segment.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of June 30,
	2025	2024
(In thousands)	(unaudited)
Cash and cash equivalents	$200,929	$168,123
Restricted cash	46,398	49,537
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$247,327	$217,660

Restricted cash consists of the following:

	As of June 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Credit card processor reserves	$12,500	$12,750
Federal Maritime Commission and other escrow	32,203	18,101
Certificates of deposit and other restricted deposits	1,695	1,351
Total restricted cash	$46,398	$32,202

Prepaid expenses and other current assets are as follows:

	As of June 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Prepaid tour expenses	$42,502	$28,585
Other	32,689	33,705
Total prepaid expenses and other current assets	$75,191	$62,290

NOTE 5—LONG-TERM DEBT

	As of June 30, 2025			As of December 31, 2024
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
6.75% Notes	$360,000	$(3,478)	$356,522	$360,000	$(4,576)	$355,424
9.00% Notes	275,000	(4,249)	270,751	275,000	(4,999)	270,001
Other	8	-	8	29	-	29
Total long-term debt	635,008	(7,727)	627,281	635,029	(9,575)	625,454
Less current portion	(8)	-	(8)	(29)	-	(29)
Total long-term debt, non-current	$635,000	$(7,727)	$627,273	$635,000	$(9,575)	$625,425

For the three and six months ended June 30, 2025, $0.9 million and $1.8 million, respectively, of deferred financing costs were charged to interest expense, and for the three and six months ended  June 30, 2024, $0.9 million and $1.9 million, respectively, of deferred financing costs were charged to interest expense.

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

Revolving Credit Facility

On February 4, 2022, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by the Company, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of June 30, 2025, the Company had no borrowings under the Revolving Credit Facility.

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

Covenants

The Company’s 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that include, among others, limits on additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. The Company was in compliance with the covenants in effect as of June 30, 2025.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of June 30, 2025 to be $649.3 million based on the terms of the agreements and comparable market data as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes the Company to purchase, from time to time, the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No shares were repurchased during the six months ended June 30, 2025. The Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. The remaining balance for the Repurchase Plan was $12.0 million as of June 30, 2025.

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2025, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of June 30, 2025, recorded as reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.3 million for the three and six months ended  June 30, 2024, respectively. As of June 30, 2025, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 8.7 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 9.3 million shares of common stock under the amended 2021 Long-Term Incentive Plan (the “Plan”) which was approved by shareholders in September 2021, and as amended in June 2025. As of June 30, 2025, 5.7 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $5.4 million and $9.1 million for the three and six months ended June 30, 2025, respectively, and $2.7 million and $4.8 million during the three and six months ended  June 30, 2024, respectively.

Long-Term Incentive Compensation

During the six months ended June 30, 2025, the Company awarded 455,511 restricted stock units (“RSUs”) with a weighted average grant price of $10.32. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the six months ended June 30, 2025, the Company awarded 229,023 performance-based restricted share units (“PSUs”) with a weighted average grant price of $10.57. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

As of June 30, 2025 and December 31, 2024, options to purchase an aggregate of 2.3 million and 2.4 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $8.79 as of June 30, 2025 and $8.77 as of December 31, 2024, were outstanding. As of June 30, 2025, 1.8 million options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, 2025, Mr. Bressler will be granted options with a fair value equal to 10.1% of such excess, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a one-time right to elect to receive 50% of such award early, which is calculated based on performance through December 31, 2023. As a result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. In 2023, the Company determined it was probable the performance condition would be met related to this award and recorded all expense related to it. The performance condition related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three and six months ended  June 30, 2025, stock-based compensation expense related to this award was $2.1 million and $4.1 million, respectively.

Additionally, Mr. Bressler’s employment agreement, as amended, provides an equity incentive opportunity to earn an award of Company stock based on the financial performance of the Land Experiences segment businesses that Mr. Bressler manages for the year-ended December 31, 2025, as defined in Mr. Bressler’s employment agreement, as amended, under the managed business value creation. The Company determined that it was probable that the performance condition for this award would be met. For the six months ended June 30, 2025, the Company recorded $1.8 million in stock-compensation expense related to this award.

NOTE 9—INCOME TAXES

As of June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three and six months ended June 30, 2025 was an expense of 8.5% and a benefit of 13.6%, respectively, versus an expense of 22.8% and 20.0%, for the three and six months ended June 30, 2024, respectively. In both periods, the effective tax rate differs from the statutory rate because of the mix of jurisdictions generating income and the valuation allowance against certain loss and interest carryforwards in the United States.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the treatment of the deductibility of interest. The Company is currently assessing the impact on its consolidated financial statements.

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

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital. The following is a rollforward of redeemable non-controlling interest:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
(In thousands)
Beginning balance	$31,756	$36,297	$29,424	$37,784
Net income attributable to noncontrolling interest	1,550	673	1,400	442
Redemption value adjustment of put option	6,365	2,564	9,157	1,704
Distribution	(485)	(504)	(795)	(900)
Redemption of put and/or call options	-	(14,797)	-	(14,797)
Ending balance	$39,186	$24,233	$39,186	$24,233

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2025 are as follows:

For the years ended December 31,	Amount
(In thousands)
2025 (six months)	$6,039
2026	14,865
2027	468
Total	$21,372

NOTE 11—SEGMENT INFORMATION

The Company is primarily a specialty cruise and experiential travel operator with operations in two reportable segments, Lindblad, which provides ship-based expeditions, and Land Experiences, which provides active, land-based trips, tours, treks and safari adventures. In identifying its reportable segments, the Company organized them around the nature of services provided and other relevant factors. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company’s chief operating decision maker, or CODM, is Natalya Leahy, the Chief Executive Officer. The CODM assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments.

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$111,045	$93,053	$242,153	$211,356
Land Experiences	56,900	43,446	105,513	78,757
Total tour revenues	$167,945	$136,499	$347,666	$290,113
Operating income:
Lindblad	$(2,070)	$(9,372)	$6,316	$(1,589)
Land Experiences	6,477	1,164	8,705	1,232
Operating income (loss)	$4,407	$(8,208)	$15,021	$(357)

For the three and six months ended June 30, 2025, there was $2.0 million and $5.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation. For the three and six months ended  June 30, 2024, there was $1.0 million and $3.8 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	Lindblad Segment
	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$111,045	$93,053	$242,153	$211,356

Cost of tours	58,469	55,726	123,292	118,105
General and administrative	20,945	19,770	42,077	38,539
Selling and marketing	20,449	14,180	43,156	33,070
Depreciation and amortization	13,252	12,749	27,312	23,231
Operating (loss) income	$(2,070)	$(9,372)	$6,316	$(1,589)

The following table presents the Land Experiences segment expenses:

	Land Experiences Segment
	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$56,900	$43,446	$105,513	$78,757

Cost of tours	32,922	27,227	60,947	49,300
General and administrative	10,138	10,066	21,728	18,534
Selling and marketing	5,941	4,101	11,476	7,968
Depreciation and amortization	1,422	888	2,657	1,723
Operating income	$6,477	$1,164	$8,705	$1,232

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$13,230	$12,727	$27,268	$23,187
Amortization	22	22	44	44
Land Experiences:
Depreciation	823	458	1,460	863
Amortization	599	430	1,197	860
Total depreciation and amortization	$14,674	$13,637	$29,969	$24,954

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of June 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)

Total Assets:
Lindblad	$654,312	$667,799
Land Experiences	282,211	209,106
Total assets	$936,523	$876,905

Intangibles, net:
Lindblad	$1,461	$1,505
Land Experiences	13,223	14,418
Total intangibles, net	$14,684	$15,923

Goodwill:
Lindblad	$-	$-
Land Experiences	59,198	59,031
Total goodwill	$59,198	$59,031

NOTE 12—ACQUISITIONS

On January 9, 2025, the Company completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, expanding the Company’s vessels and guest capacity in one of its core markets, for which the Company paid $16.0 million in cash. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. Acquisition related costs for the six months ended  June 30, 2025 were $0.2 million and are included in general and administrative expenses. The purchase accounting valuations of the acquired intangibles is ongoing and has not been completed as of the date of this report, therefore intangibles and goodwill are subject to change as valuations are finalized.

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

NOTE 13—SUBSEQUENT EVENT

On July 8, 2025, the Company and Mr. Bressler entered into the Second Amended and Restated Employment Agreement which amends and restates the Amended and Restated Employment Agreement dated as of December 1, 2022, which previously amended and restated (and superseded) the Employment Agreement dated as of May 4, 2016 (the “Employment Agreement”) to (i) create a Bonus Pool, as defined in the Employment Agreement, based on Natural Habitat’s and its consolidated subsidiaries’ net profits for the applicable year, (ii) provide Mr. Bressler with the ability to receive options in connection with the exercise of the perpetual put right, (iii) extend the term of the Employment Agreement through December 31, 2028, and (iv) make certain clarifying changes, such as removing references to past compensation opportunities that have expired.

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

●	cancelling or rescheduling of voyages, the denial and/or unavailability of ports of call and other potential disruptions to our business and operations related to health pandemics, political or civil unrest, war, terrorism, or other similar events;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed in our 2024 Annual Report.

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

2025 Highlights

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

Results of Operations — Consolidated

Our consolidated results for the three and six months ended June 30, 2025 and 2024 are set forth below. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2025	2024	Change	%	2025	2024	Change	%
Tour revenues	$167,945	$136,499	$31,446	23%	$347,666	$290,113	$57,553	20%

Cost of tours	91,391	82,953	8,438	10%	184,239	167,405	16,834	10%
General and administrative	31,083	29,836	1,247	4%	63,805	57,073	6,732	12%
Selling and marketing	26,390	18,281	8,109	44%	54,632	41,038	13,594	33%
Depreciation and amortization	14,674	13,637	1,037	8%	29,969	24,954	5,015	20%
Operating income (loss)	$4,407	$(8,208)	$12,615	NM	$15,021	$(357)	$15,378	NM
Net loss	$(6,968)	$(23,994)	$17,026	71%	$(5,958)	$(28,203)	$22,245	79%
Undistributed loss per share available to stockholders:
Basic	$(0.18)	$(0.48)	$0.30		$(0.18)	$(0.58)	$0.40
Diluted	$(0.18)	$(0.48)	$0.30		$(0.18)	$(0.58)	$0.40

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 — Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2025 increased $31.4 million, or 23%, to $167.9 million, compared to $136.5 million for the three months ended June 30, 2024. Of the $31.4 million increase, we realized a $20.0 million increase due to a 17% increase in guest nights sold and a 9% increase in guests traveled for the continuing operations, an $11.5 million increase due to the inclusion of the operations of Thomson Group, which was acquired in July 2024, and changes to the mix of itineraries and trips, and pricing.

Tour revenues for the six months ended June 30, 2025 increased $57.6 million, or 20%, to $347.7 million, compared to $290.1 million for the six months ended June 30, 2024. Of the $57.6 million increase, we realized a $27.3 million increase due to a 10% increase in guest nights sold and a 7% increase in guests traveled for the continuing operations, a $30.3 million increase due to the inclusion of the operations of Thomson Group for the entire period, and changes to the mix of itineraries and trips, and pricing.

Cost of Tours

Total cost of tours for the three months ended June 30, 2025 increased $8.4 million, or 10%, to $91.4 million, compared to $83.0 million for the three months ended June 30, 2024, primarily due to increased operating costs related to additional voyages and trips, and higher drydock expenses, partially offset by lower fuel expense and the impact of exchange rates on operating expenses. The Lindblad segment cost of tours increased by $2.7 million, or 5%, and the Land Experiences segment increased $5.7 million, or 21%.

Total cost of tours for the six months ended June 30, 2025 increased $16.8 million, or 10%, to $184.2 million, compared to $167.4 million for the six months ended June 30, 2024, primarily due to increased operating costs related to additional voyages and trips, and higher drydock expenses, partially offset by lower fuel expense and the impact of exchange rates on operating expenses. The Lindblad segment cost of tours increased by $5.2 million, or 4%, and the Land Experiences segment increased $11.6 million, or 24%.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 increased $1.2 million, or 4%, to $31.1 million, compared to $29.8 million for the three months ended June 30, 2024, primarily due to higher stock-based compensation expense, partially offset by lower personnel costs, related to $3.4 million in employee retention tax credits, and transaction-related costs. At the Lindblad segment, general and administrative expenses increased $1.1 million, or 6%, from the prior year period, and at the Land Experiences segment, general and administrative expenses increased $0.1 million, or 1%.

General and administrative expenses for the six months ended June 30, 2025 increased $6.7 million, or 12%, to $63.8 million, compared to $57.1 million for the six months ended June 30, 2024, primarily due to higher stock-based compensation expense and personnel costs, net of $3.4 million in employee retention tax credits, partially offset by lower transaction-related costs. At the Lindblad segment, general and administrative expenses increased $3.5 million, or 9%, from the prior year period, and at the Land Experiences segment, general and administrative expenses increased $3.2 million, or 17%.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2025 increased $8.1 million, or 44%, to $26.4 million, compared to $18.3 million for the three months ended June 30, 2024, primarily due to higher royalties and commission expense, directly associated with higher revenues and increased royalty rates per the National Geographic agreement, and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $6.3 million, or 44%, and at the Land Experiences segment, selling and marketing expenses increased $1.8 million, or 45%.

Selling and marketing expenses for the six months ended June 30, 2025 increased $13.6 million, or 33%, to $54.6 million, compared to $41.0 million for the six months ended June 30, 2024, primarily due to higher royalties and commission expense, directly associated with higher revenues and increased royalty rates per the National Geographic agreement, and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $10.1 million, or 30%, and at the Land Experiences segment, selling and marketing expenses increased $3.5 million, or 44%.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2025 increased $1.0 million, or 8%, to $14.7 million, compared to $13.6 million for the three months ended June 30, 2024.

Depreciation and amortization expenses for the six months ended June 30, 2025 increased $5.0 million, or 20%, to $30.0 million, compared to $25.0 million for the six months ended June 30, 2024. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and amortization of intangible assets related to the Thomson Group acquisition.

Other Income (Expense)

Other expense for the three months ended June 30, 2025, decreased $0.5 million to $10.8 million from $11.3 million for the three months ended June 30, 2024.

Other expense for the six months ended June 30, 2025, decreased $1.2 million to $21.9 million from $23.1 million for the six months ended June 30, 2024.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2025	2024	Change	%	2025	2024	Change	%
Tour revenues:
Lindblad	$111,045	$93,053	$17,992	19%	$242,153	$211,356	$30,797	15%
Land Experiences	56,900	43,446	13,454	31%	105,513	78,757	26,756	34%
Total tour revenues	$167,945	$136,499	$31,446	23%	$347,666	$290,113	$57,553	20%
Operating income:
Lindblad	$(2,070)	$(9,372)	$7,302	78%	$6,316	$(1,589)	$7,905	NM
Land Experiences	6,477	1,164	5,313	456%	8,705	1,232	7,473	607%
Operating income (loss)	$4,407	$(8,208)	$12,615	NM	$15,021	$(357)	$15,378	NM
Adjusted EBITDA:
Lindblad	$16,330	$6,541	$9,789	150%	$42,649	$27,013	$15,636	58%
Land Experiences	8,511	3,843	4,668	121%	12,174	4,977	7,197	145%
Total adjusted EBITDA	$24,841	$10,384	$14,457	139%	$54,823	$31,990	$22,833	71%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Available Guest Nights	81,515	77,404	156,840	163,358
Guest Nights Sold	70,198	60,174	137,172	125,137
Occupancy	86%	78%	87%	77%
Maximum Guests	11,393	9,562	20,997	19,276
Number of Guests	9,937	7,773	18,480	15,281
Voyages	153	121	274	243

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2025	2024	2025	2024
Guest ticket revenues	$98,175	$83,570	$210,825	$186,587
Other tour revenue	12,870	9,483	31,328	24,769
Tour Revenues	111,045	93,053	242,153	211,356
Less: Commissions	(4,423)	(3,205)	(10,045)	(8,579)
Less: Other tour expenses	(5,445)	(5,206)	(16,333)	(13,358)
Net Yield	$101,177	$84,642	$215,775	$189,419
Available Guest Nights	81,515	77,404	156,840	163,358
Gross Yield per Available Guest Night	$1,362	$1,202	$1,544	$1,294
Net Yield per Available Guest Night	1,241	1,094	1,376	1,160

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Operating (loss) income	$(2,070)	$(9,372)	$6,316	$(1,589)
Cost of tours	58,469	55,726	123,292	118,105
General and administrative	20,945	19,770	42,077	38,539
Selling and marketing	20,449	14,180	43,156	33,070
Depreciation and amortization	13,252	12,749	27,312	23,231
Less: Commissions	(4,423)	(3,205)	(10,045)	(8,579)
Less: Other tour expenses	(5,445)	(5,206)	(16,333)	(13,358)
Net Yield	$101,177	$84,642	$215,775	$189,419

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2025	2024	2025	2024
Cost of tours	$58,469	$55,726	$123,292	$118,105
Plus: Selling and marketing	20,449	14,180	43,156	33,070
Plus: General and administrative	20,945	19,770	42,077	38,539
Gross Cruise Cost	99,863	89,676	208,525	189,714
Less: Commissions	(4,423)	(3,205)	(10,045)	(8,579)
Less: Other tour expenses	(5,445)	(5,206)	(16,333)	(13,358)
Net Cruise Cost	89,995	81,265	182,147	167,777
Less: Fuel Expense	(4,221)	(5,684)	(11,530)	(14,435)
Net Cruise Cost Excluding Fuel	85,774	75,581	170,617	153,342
Non-GAAP Adjustments:
Stock-based compensation	(5,135)	(2,541)	(8,862)	(4,656)
Transaction-related costs	(13)	(252)	(159)	(344)
Reorganization costs	-	(371)	-	(371)
Adjusted Net Cruise Cost Excluding Fuel	$80,626	$72,417	$161,596	$147,971
Adjusted Net Cruise Cost	$84,847	$78,101	$173,126	$162,406
Available Guest Nights	81,515	77,404	156,840	163,358
Gross Cruise Cost per Available Guest Night	$1,225	$1,159	$1,330	$1,161
Net Cruise Cost per Available Guest Night	1,104	1,050	1,161	1,027
Net Cruise Cost Excluding Fuel per Available Guest Night	1,052	976	1,088	939
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	989	936	1,030	906
Adjusted Net Cruise Cost per Available Guest Night	1,041	1,009	1,104	994

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2025 increased $17.9 million, or 19%, to $111.0 million, compared to $93.1 million for the three months ended June 30, 2024. Of the $17.9 million increase, $15.8 million is related to a 17% increase in guest nights sold and $2.1 million is related to a 2% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 13% to $1,241 from $1,094 in 2024, reflecting the higher pricing and a 9-basis point increase in occupancy compared with the same period in 2024.

Tour revenues for the six months ended June 30, 2025 increased $30.8 million, or 15%, to $242.2 million, compared to $211.4 million for the six months ended June 30, 2024. Of the $30.8 million increase, $21.2 million is related to a 10% increase in guest nights sold and $9.6 million is related to a 5% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 19% to $1,376 from $1,160 in 2024, reflecting the higher pricing and a 10-basis point increase in occupancy compared with the same period in 2024.

Operating Income

The operating loss of $2.1 million for the three months ended June 30, 2025 decreased $7.3 million compared to a loss of $9.4 million for the three months ended June 30, 2024, as the increase in tour revenues was offset by higher operating expenses. The higher operating expenses included those expenses associated with increased revenue, including costs of tours, increased royalties and increased royalty rates per the National Geographic agreement, commissions, and marketing spend to drive future booking growth, and higher general and administrative costs, primarily due to increased stock-based compensation costs.

During the six months ended June 30, 2025, we generated operating income of $6.3 million compared to an operating loss of $1.6 million for the six months ended June 30, 2024, as the increase in tour revenues was partially offset by higher operating expenses. Higher operating expenses included expenses associated with increased revenue, including higher costs of tours, higher sales and marketing costs, including increases associated with the increased royalty rates included in the National Geographic agreement, higher commissions, and marketing spend to drive future booking growth, and higher general and administrative costs, primarily due to increased personnel costs and stock-based compensation.

Guest Metrics — Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Guests	5,978	4,907	10,387	8,469
Departures	788	630	1,287	1,026

Comparison of Three and Six Months Ended June 30, 2025 and 2024 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2025 increased $13.5 million, or 31%, to $56.9 million compared to $43.4 million for the three months ended June 30, 2024. Of the $13.5 million increase, $4.1 million is related to a 9% increase in the number of guests traveled for the continuing operations, and $9.4 million is related to the inclusion of the results of Thomson Group acquired in July 2024, and a 6% increase in revenue per guest as compared to the prior year period due to change in itineraries, destinations and pricing.

Tour revenues for the six months ended June 30, 2025 increased $26.8 million, or 34%, to $105.5 million compared to $78.8 million for the six months ended June 30, 2024. Of the $26.8 million increase, $6.0 million is related to a 7% increase in the number of guests traveled for the continuing operations, and $20.8 million is related to the inclusion of the results of Thomson Group, acquired in July 2024, and a 10% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and pricing.

Operating Income

Operating income of $6.5 million for the three months ended June 30, 2025 increased $5.3 million compared to $1.2 million for the three months ended June 30, 2024, as the increase in tour revenue was partially offset by higher operating and personnel costs related to operating additional departures, and higher marketing spend to drive future growth.

Operating income of $8.7 million for the six months ended June 30, 2025 increased $7.5 million compared to $1.2 million for the six months ended June 30, 2024, as the increase in tour revenue was partially offset by higher operating and personnel costs related to operating additional departures, higher marketing spend to drive future growth, transaction-related costs, and the impact of foreign currency on operating expenses.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Loss to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(6,968)	$(23,994)	$(5,958)	$(28,203)
Interest expense, net	11,617	11,321	23,247	22,906
Income tax expense (benefit)	547	4,453	(939)	4,697
Depreciation and amortization	14,674	13,637	29,969	24,954
Loss (gain) loss on foreign currency	(759)	12	(1,300)	251
Stock-based compensation	5,392	2,718	9,119	4,833
Transaction-related costs	368	1,866	714	2,189
Other (income) expense	(30)	-	(29)	(8)
Reorganization costs	-	371	-	371
Adjusted EBITDA	$24,841	$10,384	$54,823	$31,990

Reconciliation of Operating (Loss) Income to Adjusted EBITDA — Segments

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Operating (loss) income	$(2,070)	$(9,372)	$6,316	$(1,589)
Depreciation and amortization	13,252	12,749	27,312	23,231
Stock-based compensation	5,135	2,541	8,862	4,656
Transaction-related costs	13	252	159	344
Reorganization costs	-	371	-	371
Adjusted EBITDA	$16,330	$6,541	$42,649	$27,013

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Operating income	$6,477	$1,164	$8,705	$1,232
Depreciation and amortization	1,422	888	2,657	1,723
Transaction-related costs	355	1,614	555	1,845
Stock-based compensation	257	177	257	177
Adjusted EBITDA	$8,511	$3,843	$12,174	$4,977

Liquidity and Capital Resources

As of June 30, 2025, we had $200.9 million in unrestricted cash and cash equivalents and $46.4 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of June 30, 2025, we had $635.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Six Months Ended June 30, 2025 and 2024

Net cash provided by operating activities was $77.6 million for the six months ended June 30, 2025 compared to $62.6 million for the same period in 2024. The $15.0 million increase is primarily due to increased cash received from guests for future travel.

Net cash used in investing activities was $44.7 million for the six months ended June 30, 2025 compared to $13.9 million in cash provided by investing activities during the same period in 2024. 2025 primarily included the purchase of Torcatt Enterprises Limitada to expand our vessels and operations in the Galapagos, the refurbishment of the vessels acquired, and higher capital expenditure on our remaining vessels due to the timing of vessel drydocks compared to prior year, while 2024 primarily included capital expenditures on our vessels and digital transformation initiatives.

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2025 compared to $18.4 million provided by financing activities for the same period in 2024. 2025 primarily included income tax withholdings for stock-based compensation, while 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation.

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

Revolving Credit Facility

On February 4, 2022, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), which provides for an aggregate principal amount of commitments of $45.0 million, maturing February 2027, including a letter of credit sub-facility in an aggregate principal amount of up to $5.0 million. The obligations under the Revolving Credit Facility are guaranteed by us and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all our and the Guarantors’ assets. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted SOFR rate plus a spread or a base rate plus a spread. As of June 30, 2025, we had no borrowings under the Revolving Credit Facility.

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

Covenants

The 6.75% Notes, Revolving Credit Facility and 9.00% Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes, Revolving Credit Facility and 9.00% Notes. As of June 30, 2025, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2025, we thus far have continued to pay Preferred Stock dividends in-kind. At any time after the third anniversary of the issuance, we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the closing price of shares of common stock is at least 150% of the conversion price for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of June 30, 2025, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 8.7 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of June 30, 2025, we had a working capital deficit of $127.6 million, and as of December 31, 2024, we had a working capital deficit of $114.0 million.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025.

Stock Repurchase Plan

Our Board of Directors approved a stock and warrant repurchase plan (“Repurchase Plan”) in November 2015 and increased the Repurchase Plan to $35.0 million in November 2016. The Repurchase Plan authorizes us to purchase from time to time our outstanding common stock and our previously outstanding warrants. Any shares and warrants purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. No repurchases were made under the Repurchase Plan during the six months ended June 30, 2025. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of June 30, 2025.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2025	1,879	$8.15	$-	$11,974,787
May 1 through May 31, 2025	1,855	10.50	-	11,974,787
June 1 through June 30, 2025	22,616	11.24	-	11,974,787
Total	26,350		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  June 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
4.1	First Supplemental Indenture, dated as of June 5, 2025, by and among Lindblad Expeditions Holdings, Inc., the other parties listed as New Guarantors thereto and Wilmington Trust, National Association, as trustee.	Herewith
4.2	Second Supplemental Indenture, dated as of June 5, 2025, by and among Lindblad Expeditions, LLC, the other parties listed as New Guarantors thereto and Wilmington Trust, National Association, as trustee.	Herewith
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2025.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)