Form 10-Q
period 2025-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2025-11-04
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 55,400,743 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2025

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$261,781	$183,941
Restricted cash	28,343	32,202
Prepaid expenses and other current assets	73,664	62,290
Total current assets	363,788	278,433

Property and equipment, net	527,609	518,390
Goodwill	61,145	59,031
Intangibles, net	17,365	15,923
Other long-term assets	6,627	5,128
Total assets	$976,534	$876,905

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$362,276	$318,666
Accrued expenses	54,848	58,054
Accounts payable	20,650	13,860
Lease liabilities - current	821	1,845
Long-term debt - current	10	29
Total current liabilities	438,605	392,454

Long-term debt, less current portion	663,443	625,425
Deferred tax liabilities	2,545	3,537
Other long-term liabilities	745	1,024
Total liabilities	1,105,338	1,022,440

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	81,821	78,155
Redeemable noncontrolling interests	45,968	29,424
	127,789	107,579

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 55,392,217 and 54,507,977 issued, 55,294,328 and 54,376,154 outstanding as of September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	127,973	109,473
Accumulated deficit	(384,572)	(362,881)
Accumulated other comprehensive income	-	288
Total stockholder’s deficit	(256,593)	(253,114)
Total liabilities, mezzanine equity and stockholders’ deficit	$976,534	$876,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Tour revenues	$240,172	$206,005	$587,838	$496,118

Operating expenses:
Cost of tours	124,373	109,786	308,611	277,191
General and administrative	34,808	29,002	98,613	86,074
Selling and marketing	30,091	25,003	84,722	66,042
Depreciation and amortization	14,930	12,733	44,899	37,687
Total operating expenses	204,202	176,524	536,845	466,994

Operating income	35,970	29,481	50,993	29,124

Other (expense) income:
Interest expense, net	(11,256)	(11,234)	(34,503)	(34,140)
(Loss) gain on foreign currency	(318)	203	982	(48)
Other income	1,105	1	1,134	9
Loss on extinguishment of debt	(23,492)	-	(23,492)	-
Total other expense	(33,961)	(11,030)	(55,879)	(34,179)

Income (loss) before income taxes	2,009	18,451	(4,886)	(5,055)
Income tax benefit	(2,564)	(6,747)	(3,503)	(2,050)

Net income (loss)	4,573	25,198	(1,383)	(3,005)
Net income attributable to noncontrolling interest	3,383	2,683	4,783	3,125
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	1,190	22,515	(6,166)	(6,130)
Series A redeemable convertible preferred stock dividend	1,239	1,168	3,667	3,455

Net (loss) income available to stockholders	$(49)	$21,347	$(9,833)	$(9,585)

Weighted average shares outstanding
Basic	55,557,530	54,097,365	54,859,959	53,662,237
Diluted	55,557,530	62,591,165	54,859,959	53,662,237

Undistributed (loss) income per share available to stockholders:
Basic	$(0.00)	$0.39	$(0.18)	$(0.18)
Diluted	$(0.00)	$0.36	$(0.18)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Net income (loss)	$4,573	$25,198	$(1,383)	$(3,005)
Other comprehensive income:
Change in foreign currency translation adjustments	-	-	(288)	-
Total other comprehensive loss	-	-	(288)	-
Total comprehensive income (loss)	4,573	25,198	(1,671)	(3,005)
Less: comprehensive income attributive to non-controlling interest	3,383	2,683	4,783	3,125
Comprehensive income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$1,190	$22,515	$(6,454)	$(6,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders̛
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of June 30, 2025	54,733,299	$6	$118,007	$(381,822)	$-	$(263,809)
Stock-based compensation	-	-	5,370	-	-	5,370
Net activity related to equity compensation plans	658,918	-	4,596	-	-	4,596
Redeemable noncontrolling interest	-	-	-	(2,701)	-	(2,701)
Series A preferred stock dividend	-	-	-	(1,239)	-	(1,239)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	1,190	-	1,190
Balance as of September 30, 2025	55,392,217	$6	$127,973	$(384,572)	$-	$(256,593)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	14,489	-	-	14,489
Net activity related to equity compensation plans	884,240	-	4,011	-	-	4,011
Other comprehensive loss, net	-	-	-	-	(288)	(288)
Redeemable noncontrolling interest	-	-	-	(11,858)	-	(11,858)
Series A preferred stock dividend	-	-	-	(3,667)	-	(3,667)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(6,166)	-	(6,166)
Balance as of September 30, 2025	55,392,217	$6	$127,973	$(384,572)	$-	$(256,593)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024	$53,564,680	$6	$99,351	$(354,844)	$(255,487)
Stock-based compensation	-	-	2,529	-	2,529
Net activity related to equity compensation plans	248,065	-	(141)	-	(141)
Issuance of stock for acquisition	682,593	-	6,000	-	6,000
Redeemable noncontrolling interest	-	-	-	(1,126)	(1,126)
Series A preferred shares dividend	-	-	-	(1,168)	(1,168)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	22,515	22,515
Balance as of September 30, 2024	54,495,338	$6	$107,739	$(334,623)	$(226,878)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	(225,064)
Stock-based compensation	-	-	7,362	-	7,362
Net activity related to equity compensation plans	422,663	1	(838)	-	(837)
Issuance of stock for acquisition	682,593	-	6,000	-	6,000
Redeemable noncontrolling interest	-	-	(1,924)	(2,830)	(4,754)
Series A preferred shares dividend	-	-	-	(3,455)	(3,455)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(6,130)	(6,130)
Balance as of September 30, 2024	54,495,338	$6	$107,739	$(334,623)	$(226,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(1,383)	$(3,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,899	37,687
Amortization of deferred financing costs, net	2,684	2,775
Amortization of right-to-use lease assets	1,254	705
Stock-based compensation	14,489	7,362
Deferred income taxes	(984)	(2,118)
(Gain) loss on foreign currency	(982)	48
Write-off of unamortized deferred financing costs due to debt extinguishment	7,111	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,891)	(2,221)
Unearned passenger revenues	41,134	48,440
Other long-term assets	(1,023)	(519)
Other long-term liabilities	(1,010)	-
Accounts payable and accrued expenses	1,147	2,256
Operating lease liabilities	(1,304)	(735)
Net cash provided by operating activities	97,141	90,675

Cash Flows From Investing Activities
Purchases of property and equipment	(36,778)	(23,647)
Acquisitions (net of cash acquired)	(17,359)	(10,741)
Net cash used in investing activities	(54,137)	(34,388)

Cash Flows From Financing Activities
Proceeds from long-term debt	675,010	-
Repayments of long-term debt	(635,029)	(78)
Payment of deferred financing costs	(11,777)	(21)
Additional acquisition of redeemable noncontrolling interest	-	(16,720)
Repurchase under stock-based compensation plans and related tax impacts	3,061	(2,237)
Net cash provided by (used in) financing activities	31,265	(19,056)
Effect of exchange rate changes on cash	(288)	-
Net increase in cash, cash equivalents and restricted cash	73,981	37,231
Cash, cash equivalents and restricted cash at beginning of period	216,143	187,344

Cash, cash equivalents and restricted cash at end of period	$290,124	$224,575

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$43,875	$36,994
Income taxes	2,239	-
Non-cash investing and financing activities:
Shares issued in connection with acquisition	-	6,000
Non-cash preferred stock dividend	$3,667	$3,455
Additional paid-in capital exercise proceeds of option shares	358	117
Additional paid-in capital exchange proceeds used for option shares	(358)	(117)

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

The Company operates the following two reportable business segments:

Lindblad Segment. The Lindblad segment currently operates a fleet of 12 owned expedition ships and seven seasonal charter vessels (with several other vessels contracted for future expeditions), and primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has a brand license agreement with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

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

●

DuVine offers intimate group cycling and adventure tours around the world with local cycling experts as guides, immersive in local cultural cuisine and high-quality accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain, while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland, and wine tastings in the world-class vineyards of Napa and Sonoma.

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

Recently Adopted Accounting Pronouncements

During December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025, as required. These amendments will increase the Company’s annual disclosures related to income taxes, including specific categories in tax rate reconciliations, additional information for certain reconciling items, tabular reconciliations of both amounts and percentages, as well as other information.

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

During  September 2025, FASB issued ASU 2025-06 ― Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU seek to better align how internal-use software is being developed with the accounting for capitalization and expensing of costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning within those annual accounting periods, and early adoption is permitted. The Company will adopt this ASU, as required, and is in the process of determining the impact that this ASU will have on its financial statements.

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

For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, the Company incurred net losses available to stockholders, therefore potential common shares were excluded from the diluted earnings per share calculation and basic and diluted net loss per share are the same in each respective period. For the three and nine months ended September 30, 2025, 1.1 million unvested restricted shares, 1.2 million shares issuable upon exercise of options and 8.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive. For the nine months ended September 30, 2024, 0.8 million unvested restricted shares, 2.4 million shares issuable upon exercise of options and 8.3 million common shares issuable upon the conversion of the Preferred Stock were excluded from the calculation of dilutive potential common shares for the period as they were anti-dilutive.

Loss per share was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$1,190	$22,515	$(6,166)	$(6,130)
Series A redeemable convertible preferred stock dividend	1,239	1,168	3,667	3,455
Undistributed (loss) income available to stockholders	$(49)	$21,347	$(9,833)	$(9,585)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	55,557,530	54,097,365	54,859,959	53,662,237
Dilutive potential common shares	-	163,798	-	-
Dilutive potential options	-	129,796	-	-
Dilutive potential redeemable convertible preferred shares	-	8,200,206	-	-
Total weighted average shares outstanding, diluted	55,557,530	62,591,165	54,859,959	53,662,237

Undistributed (loss) income per share available to stockholders:
Basic	$(0.00)	$0.39	$(0.18)	$(0.18)
Diluted	$(0.00)	$0.36	$(0.18)	$(0.18)

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

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2024	$190,281
Recognized in tour revenues during the period	(564,920)
Additional contract liabilities in period	597,820
Balance as of September 30, 2025	$223,181

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segments’ tour revenues by the sales channel it was derived from:

	For the three months ended September 30,		For the nine months ended September 30,
Lindblad Segment	2025	2024	2025	2024
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	$86,543	$81,607	$233,556	$216,631
Agencies	34,436	27,533	98,248	79,096
Guest ticket revenue	120,979	109,140	331,804	295,727
Other tour revenue	16,582	12,128	47,910	36,897
Tour revenues	$137,561	$121,268	$379,714	$332,624

	For the three months ended September 30,		For the nine months ended September 30,
Land Experiences Segment	2025	2024	2025	2024
	(unaudited)		(unaudited)
Guest ticket revenue:
Direct (a)	$88,162	$73,073	$178,303	$139,783
Agencies	9,788	7,801	19,561	15,619
Guest ticket revenue	97,950	80,874	197,864	155,402
Other tour revenue	4,661	3,863	10,260	8,092
Tour revenues	$102,611	$84,737	$208,124	$163,494
(a)	Direct bookings in the table above are inclusive of affinity group sales. During the three and nine months ended September 30, 2024, affinity sales were $8.4 million and $21.5 million, respectively, for the Lindblad segment, and $1.8 million and $2.9 million, respectively, for the Land Experiences segment.

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash, cash equivalents and restricted cash to the statement of cash flows:

	As of September 30,
	2025	2024
(In thousands)	(unaudited)
Cash and cash equivalents	$261,781	$193,881
Restricted cash	28,343	30,694
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	$290,124	$224,575

Restricted cash consists of the following:

	As of September 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Credit card processor reserves	$12,500	$12,750
Federal Maritime Commission and other escrow	14,476	18,101
Certificates of deposit and other restricted deposits	1,367	1,351
Total restricted cash	$28,343	$32,202

Prepaid expenses and other current assets are as follows:

	As of September 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)
Prepaid tour expenses	$34,422	$28,585
Other	39,242	33,705
Total prepaid expenses and other current assets	$73,664	$62,290

NOTE 5—LONG-TERM DEBT

	As of September 30, 2025			As of December 31, 2024
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
7.00% Notes	$675,000	$(11,557)	$663,443	$-	$-	$-
6.75% Notes	-	-	-	360,000	(4,576)	355,424
9.00% Notes	-	-	-	275,000	(4,999)	270,001
Other	10	-	10	29	-	29
Total long-term debt	675,010	(11,557)	663,453	635,029	(9,575)	625,454
Less current portion	(10)	-	(10)	(29)	-	(29)
Total long-term debt, non-current	$675,000	$(11,557)	$663,443	$635,000	$(9,575)	$625,425

On August 20, 2025, the Company issued $675.0 million aggregate principal amount of 7.00% Notes in a private offering (the “7.00% Notes”) (see discussion below). The Company used a portion of the funds received from the 7.00% Notes to repay in full the 6.75% and 9.00% Notes, which resulted in an extinguishment of the previous debt. The extinguishment resulted in a total charge of $23.5 million consisting of a write off of $7.1 million of deferred financing costs and $16.4 million in call premiums to tender the 6.75% and 9.00% Notes. The Company recorded $11.8 million in deferred financing costs related to its issuance of the 7.00% Notes.

For the three and nine months ended September 30, 2025, $0.8 million and $2.7 million, respectively, of deferred financing costs were charged to interest expense, and for the three and nine months ended September 30, 2024, $0.9 million and $2.8 million, respectively, of deferred financing costs were charged to interest expense.

7.00% Notes

On August 20, 2025, the Company issued $675.0 million aggregate principal amount of 7.00% Notes in a private offering. The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 7.00% Notes will mature on September 15, 2030, subject to earlier repurchase or redemption.

Of the $675.0 million of net proceeds received from the 7.00% Notes, the Company used $667.5 million to prepay in full all outstanding borrowings under the 6.75% and 9.00% Notes, pay premiums and fees related to the transaction, and to terminate in full the prior credit agreements and the commitments thereunder. The remainder will be used for future general corporate purposes. The 7.00% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 7.00% Notes may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On August 20, 2025, the Company amended its senior secured revolving credit facility dated February 4, 2022 (the “Revolving Credit Facility”), increasing the aggregate principal amount of commitments provided from $45.0 million to $60.0 million, extending the maturity date from February 2027 to August 2030, and increasing the letter of credit sub-facility from $10.0 million to a $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by the Company, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of September 30, 2025, the Company had no borrowings under the Revolving Credit Facility.

Covenants

The Company’s 7.00% Notes and Revolving Credit Facility contain covenants that include, among others, limits on additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. The Company was in compliance with the covenants in effect as of September 30, 2025.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of September 30, 2025 to be $687.2 million based on the terms of the agreements and comparable market data as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

In August 2020, the Company issued and sold 85,000 shares of Preferred Stock for $1,000 per share for gross proceeds of $85.0 million. The Preferred Stock has senior and preferential ranking to the Company’s common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at the Company’s option. During 2025, the Company thus far has continued to pay Preferred Stock dividends in-kind. At any time the Company  may, at its option, convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price of shares of common stock is at least 150% of the conversion price (currently $14.25) for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Preferred Stock deferred issuance costs were $2.1 million as of September 30, 2025, recorded as a reduction to preferred stock. The Company recorded accrued dividends for Preferred Stock of $1.2 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.5 million for the three and nine months ended  September 30, 2024, respectively. As of September 30, 2025, the 62,000 shares of Preferred Stock outstanding and accumulated dividends could be converted at the option of the holders into 8.8 million shares of the Company’s common stock.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 9.3 million shares of common stock under the amended 2021 Long-Term Incentive Plan (the “Plan”) which was approved by shareholders in September 2021, and as amended in June 2025. As of September 30, 2025, 5.5 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $5.4 million and $14.5 million for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $7.4 million during the three and nine months ended September 30, 2024, respectively.

Long-Term Incentive Compensation

During the nine months ended September 30, 2025, the Company awarded 583,400 restricted stock units (“RSUs”) with a weighted average grant price of $10.78. The RSUs will primarily vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the nine months ended September 30, 2025, the Company awarded 229,023 performance-based restricted share units (“PSUs”) with a weighted average grant price of $10.57. The PSUs generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition. The Company does not deliver the shares associated with the PSUs to the employee, non-employee director or other service providers until the performance and vesting conditions are met.

Options

As of September 30, 2025 and December 31, 2024, options to purchase an aggregate of 1.7 million and 2.4 million shares of the Company’s common stock, respectively, with a weighted average exercise price of $8.92 as of September 30, 2025 and $8.77 as of December 31, 2024, were outstanding. As of September 30, 2025, 1.2 million options were exercisable.

In connection with the 2016 acquisition of Natural Habitat, Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, with an equity incentive opportunity to earn an award of options based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, as amended, exceeds $25.0 million, effective as of  December 31, of any given year that Mr. Bressler exercises his put right (see Note 10—Commitments and Contingencies), Mr. Bressler will be granted options with a fair value equal to 5.05% of such excess in proportion to the percentage of the put option exercised, subject to certain conditions. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat and the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the grant, its volatility and an appropriate risk-free rate. During the three months ended March 31, 2024, Mr. Bressler exercised a previous one-time right to elect to receive 50% of such award early, which is calculated based on performance through December 31, 2023. As a result of the early exercise, during the three months ended March 31, 2024, the Company granted 1.3 million options, with an exercise price of $8.44, to Mr. Bressler. The options vested on the grant date and have a term of ten years. In 2023, the Company determined it was probable the performance condition would be met related to this award and recorded all expense related to it. The performance condition related to the remaining equity incentive opportunity through December 31, 2025 was also deemed probable in 2023 and is being expensed over Mr. Bressler’s service period. For the three and nine months ended  September 30, 2025, stock-based compensation expense related to this award was $2.9 million and $7.0 million, respectively.

Additionally, Mr. Bressler’s employment agreement, as amended, provides an equity incentive opportunity to earn an award of Company stock based on the financial performance of the Land Experiences segment businesses that Mr. Bressler manages for the year-ended December 31, 2025, as defined in Mr. Bressler’s employment agreement, as amended, under the managed business value creation. The Company determined that it was probable that the performance condition for this award would be met. For the nine months ended September 30, 2025, the Company recorded $2.8 million in stock-compensation expense related to this award.

NOTE 9—INCOME TAXES

As of September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company recorded an income tax benefit of $2.6 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, versus a benefit of $6.7 million and an expense of $2.1 million, for the three and nine months ended September 30, 2024, respectively. In 2025, the effective rate differs from the statutory rate primarily due to mix of jurisdictions generating income, non-deductible employee compensation, changes in valuation allowances and tax impact of the deductibility of issuance costs. In 2024, the effective tax rate differs from the statutory rate because of the mix of jurisdictions generating income and the valuation allowance against certain loss and interest carryforwards in the United States.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the treatment of the deductibility of interest. Of the provisions in the bill, the deductibility of interest is the most impactful to the Company and has been reflected in the Company’s tax provision this quarter. The Company will continue to assess the OBBB for its potential impact on the Company’s consolidated financial statements.

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

On July 8, 2025, the Company entered into the Third Amendment to the Stockholders’ Agreement, dated as of May 6, 2016 (the “Third Amendment”) to replace the previous put right for the Company’s purchase of all of Bressler’s remaining interest in Natural Habitat with a put right that may be exercised annually, up to 50% in any given year, for so long as Bressler holds any interest in Natural Habitat. In addition, on July 8, 2025, the Company and Mr. Bressler entered into the Second Amended and Restated Employment Agreement, replacing prior agreements to extend the term of the Employment Agreement through December 31, 2028 and align Mr. Bressler’s ability to receive options with the exercise of the perpetual put right.

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital. The following is a rollforward of redeemable non-controlling interest:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
(In thousands)
Beginning balance	$39,186	$24,233	$29,424	$37,784
Net income attributable to noncontrolling interest	3,383	2,683	4,783	3,125
Redemption value adjustment of put option	2,701	1,126	11,858	2,830
Distribution	(155)	(500)	(950)	(1,400)
Acquired businesses᾽ noncontrolling interest	853	-	853	-
Redemption of put and/or call options	-	-	-	(14,797)
Ending balance	$45,968	$27,542	$45,968	$27,542

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of September 30, 2025 are as follows:

For the years ended December 31,	Amount
(In thousands)
2025 (three months)	$3,901
2026	16,800
2027	6,882
Total	$27,583

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$137,561	$121,268	$379,714	$332,624
Land Experiences	102,611	84,737	208,124	163,494
Total tour revenues	$240,172	$206,005	$587,838	$496,118
Operating income:
Lindblad	$13,236	$11,680	$19,553	$10,092
Land Experiences	22,734	17,801	31,440	19,032
Operating income	$35,970	$29,481	$50,993	$29,124

For the three and nine months ended September 30, 2025, there was $2.4 million and $7.8 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation. For the three and nine months ended  September 30, 2024, there was $1.3 million and $5.1 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	Lindblad Segment
	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$137,561	$121,268	$379,714	$332,624

Cost of tours	63,800	59,202	187,092	177,306
General and administrative	23,682	19,089	65,758	57,628
Selling and marketing	23,483	19,536	66,639	52,606
Depreciation and amortization	13,360	11,761	40,672	34,992
Operating income	$13,236	$11,680	$19,553	$10,092

The following table presents the Land Experiences segment expenses:

	Land Experiences Segment
	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$102,611	$84,737	$208,124	$163,494

Cost of tours	60,573	50,584	121,519	99,885
General and administrative	11,126	9,913	32,855	28,446
Selling and marketing	6,608	5,467	18,083	13,436
Depreciation and amortization	1,570	972	4,227	2,695
Operating income	$22,734	$17,801	$31,440	$19,032

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$13,338	$11,739	$40,606	$34,926
Amortization	22	22	66	66
Land Experiences:
Depreciation	972	542	2,432	1,405
Amortization	598	430	1,795	1,290
Total depreciation and amortization	$14,930	$12,733	$44,899	$37,687

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of September 30, 2025	As of December 31, 2024
(In thousands)	(unaudited)

Total Assets:
Lindblad	$701,288	$667,799
Land Experiences	275,246	209,106
Total assets	$976,534	$876,905

Intangibles, net:
Lindblad	$4,739	$1,505
Land Experiences	12,626	14,418
Total intangibles, net	$17,365	$15,923

Goodwill:
Lindblad	$-	$-
Land Experiences	61,145	59,031
Total goodwill	$61,145	$59,031

NOTE 12—ACQUISITIONS

On January 9, 2025, the Company completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, expanding the Company’s vessels and guest capacity in one of its core markets, for which the Company paid $16.0 million in cash. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. Acquisition related costs for the nine months ended  September 30, 2025 were $0.2 million and are included in general and administrative expenses. The Company recorded $3.3 million in intangible assets related to Galápagos Islands cupos operating rights, $12.1 million of acquired vessels, $1.7 million in other assets, net, and a $1.1 million gain in other income, related to the acquisition. The Company believes that the purchase gain resulted due to regulatory limitations and restrictions on the ability to operate within the Galápagos Islands national park and the seller’s shift in focus regarding operating in the region. The revenue and operating income contributed by the acquisition during the three and nine months ended September 30, 2025 were not material.

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

●	cancelling or rescheduling of voyages, the denial and/or unavailability of ports of call and other potential disruptions to our business and operations related to health pandemics, political or civil unrest, war, terrorism, or other similar events;

●	increases in fuel prices, changes in fuels consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	unscheduled disruptions in our business due to civil unrest, travel restrictions, weather events, mechanical failures, pandemics or other events;

●	management of our growth and our ability to execute on our planned growth, including our ability to successfully integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	the impact of changes in tax policies and other governmental regulations in the geographies in which we operate;

●	adverse publicity regarding the travel and cruise industry in general;

●	loss of business due to competition;

●	the inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;

●	the result of future financing efforts; and

●	those risks discussed in our 2024 Annual Report.

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

We currently operate a fleet of 12 owned expedition ships and operate seven seasonal charter vessels (with several other vessels contracted for future expeditions), under the Lindblad brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys brands and the Thomson Group.

2025 Highlights

On January 9, 2025, we completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, for $16.0 million in cash. The acquisition expands our vessels and guest capacity in one of our core markets.

On August 20, 2025, we issued $675.0 million of 7.00% senior secured notes, maturing 2030, with proceeds used primarily to pay the outstanding borrowings under our prior 9.00% and 6.75% senior secured notes and increased the amount available under our revolving credit facility to $60.0 million.

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

Adjusted EBITDA is net income (loss) excluding depreciation and amortization, net interest expense, other (income) expense, income tax expense (benefit), (gain) loss on foreign currency, (gain) loss on transfer of assets, reorganization costs, and other supplemental adjustments. Other supplemental adjustments include certain non-operating items such as stock-based compensation, executive severance costs, debt extinguishment, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense, and other operating income and expense. We believe Adjusted EBITDA helps provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as unearned passenger revenues, capital expenditures and related depreciation, principal and interest payments, and tax payments. Our computation and use of Adjusted EBITDA may not be comparable to other companies within the industry.

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

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, generally in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and Thomson Group are seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine's revenues are recorded during the second and third quarters from spring and summer season departures, and the majority of Thomson Group’s revenues being recorded during the third quarter from the height of the safari season tours, while Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during the second, third and fourth quarters.

Results of Operations — Consolidated

Our consolidated results for the three and nine months ended September 30, 2025 and 2024 are set forth below.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2025	2024	Change	%	2025	2024	Change	%
Tour revenues	$240,172	$206,005	$34,167	17%	$587,838	$496,118	$91,720	18%

Cost of tours	124,373	109,786	14,587	13%	308,611	277,191	31,420	11%
General and administrative	34,808	29,002	5,806	20%	98,613	86,074	12,539	15%
Selling and marketing	30,091	25,003	5,088	20%	84,722	66,042	18,680	28%
Depreciation and amortization	14,930	12,733	2,197	17%	44,899	37,687	7,212	19%
Operating income	$35,970	$29,481	$6,489	22%	$50,993	$29,124	$21,869	75%
Net income (loss)	$4,573	$25,198	$(20,625)	(82)%	$(1,383)	$(3,005)	$1,622	54%
Undistributed (loss) income per share available to stockholders:
Basic	$(0.00)	$0.39	$(0.39)		$(0.18)	$(0.18)	$(0.00)
Diluted	$(0.00)	$0.36	$(0.36)		$(0.18)	$(0.18)	$(0.00)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 — Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2025 increased $34.2 million, or 17%, to $240.2 million, compared to $206.0 million for the three months ended September 30, 2024. Of the $34.2 million increase, we realized a $26.2 million increase due to a 12% increase in guest nights sold and a 12% increase in guests traveled, as well as an $8.0 million increase due to changes to the mix of itineraries and trips, and increased pricing.

Tour revenues for the nine months ended September 30, 2025 increased $91.7 million, or 18%, to $587.8 million, compared to $496.1 million for the nine months ended September 30, 2024. Of the $91.7 million increase, we realized a $51.2 million increase due to an 11% increase in guest nights sold and a 9% increase in guests traveled, excluding Thomson Group, and a $40.5 million increase due to changes to the mix of itineraries and trips, increased pricing and the inclusion of the operations of Thomson Group for the full 2025 period.

Cost of Tours

Total cost of tours for the three months ended September 30, 2025 increased $14.6 million, or 13%, to $124.4 million, compared to $109.8 million for the three months ended September 30, 2024, due to increased operating costs related to additional voyages and trips. The Lindblad segment cost of tours increased by $4.6 million, or 8%, and the Land Experiences segment increased $10.0 million, or 20%.

Total cost of tours for the nine months ended September 30, 2025 increased $31.4 million, or 11%, to $308.6 million, compared to $277.2 million for the nine months ended September 30, 2024, primarily due to increased operating costs related to additional voyages and trips and higher dry dock expense, partially offset by lower fuel expense. The Lindblad segment cost of tours increased by $9.8 million, or 6%, and the Land Experiences segment increased $21.6 million, or 22%, which includes the year-to-date results of Thomson Group, acquired in July 2024.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 increased $5.8 million, or 20%, to $34.8 million, compared to $29.0 million for the three months ended September 30, 2024, primarily due to higher stock-based compensation expense and personnel costs, including reorganization related costs, net of $1.8 million in employee retention tax credits received, including reorganization related costs, partially offset by lower transaction-related costs. At the Lindblad segment, general and administrative expenses increased $4.6 million, or 24%, from the prior year period, and at the Land Experiences segment, general and administrative expenses increased $1.2 million, or 12%.

General and administrative expenses for the nine months ended September 30, 2025 increased $12.5 million, or 15%, to $98.6 million, compared to $86.1 million for the nine months ended September 30, 2024, primarily due to higher stock-based compensation expense and personnel costs, including reorganization related costs, net of $5.3 million in employee retention tax credits received, partially offset by lower transaction-related costs. At the Lindblad segment, general and administrative expenses increased $8.1 million, or 14%, from the prior year period, and at the Land Experiences segment, general and administrative expenses increased $4.4 million, or 15%.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2025 increased $5.1 million, or 20%, to $30.1 million, compared to $25.0 million for the three months ended September 30, 2024, primarily due to higher royalties and commission expense, directly associated with higher revenues and increased royalty rates per the National Geographic agreement, and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $3.9 million, or 20%, and at the Land Experiences segment, selling and marketing expenses increased $1.1 million, or 21%.

Selling and marketing expenses for the nine months ended September 30, 2025 increased $18.7 million, or 28%, to $84.7 million, compared to $66.0 million for the nine months ended September 30, 2024, primarily due to higher royalties and commission expense, directly associated with higher revenues and increased royalty rates per the National Geographic agreement, and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $14.0 million, or 27%, and at the Land Experiences segment, selling and marketing expenses increased $4.6 million, or 35%.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2025 increased $2.2 million, or 17%, to $14.9 million, compared to $12.7 million for the three months ended September 30, 2024. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet.

Depreciation and amortization expenses for the nine months ended September 30, 2025 increased $7.2 million, or 19%, to $44.9 million, compared to $37.7 million for the nine months ended September 30, 2024. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and nine months of amortization for intangible assets related to the 2024 Thomson Group acquisition.

Other Income (Expense)

Other expense for the three months ended September 30, 2025 increased $22.9 million to $33.9 million from $11.0 million for the three months ended September 30, 2024, due primarily to $23.5 million in debt extinguishment and other financing expenses related to the issuance of the $675.0 million 7.00% senior secured notes due 2030, partially offset by a $1.1 million gain on the Torcatt acquisition.

Other expense for the nine months ended September 30, 2025 increased $18.8 million to $53.0 million from $34.2 million for the nine months ended September 30, 2024, due primarily to $23.5 million in debt extinguishment and other financing expenses related to the issuance of the $675.0 million 7.00% senior secured notes due 2030, partially offset by a $1.1 million gain on the Torcatt acquisition.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2025	2024	Change	%	2025	2024	Change	%
Tour revenues:
Lindblad	$137,561	$121,268	$16,293	13%	$379,714	$332,624	$47,090	14%
Land Experiences	102,611	84,737	17,874	21%	208,124	163,494	44,630	27%
Total tour revenues	$240,172	$206,005	$34,167	17%	$587,838	$496,118	$91,720	18%
Operating income:
Lindblad	$13,236	$11,680	$1,556	13%	$19,553	$10,092	$9,461	94%
Land Experiences	22,734	17,801	4,933	28%	31,440	19,032	12,408	65%
Operating income	$35,970	$29,481	$6,489	22%	$50,993	$29,124	$21,869	75%
Adjusted EBITDA:
Lindblad	$32,773	$26,238	$6,535	25%	$75,422	$53,429	$21,993	41%
Land Experiences	24,490	19,574	4,916	25%	36,666	24,373	12,293	50%
Total adjusted EBITDA	$57,263	$45,812	$11,451	25%	$112,088	$77,802	$34,286	44%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Available Guest Nights	95,487	91,293	252,327	254,651
Guest Nights Sold	84,143	74,845	221,315	199,982
Occupancy	88%	82%	88%	79%
Maximum Guests	11,909	11,225	32,906	30,501
Number of Guests	10,685	9,414	29,165	24,695
Voyages	159	137	433	380

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2025	2024	2025	2024
Guest ticket revenues	$120,979	$109,140	$331,804	$295,727
Other tour revenue	16,582	12,128	47,910	36,897
Tour Revenues	137,561	121,268	379,714	332,624
Less: Commissions	(5,304)	(5,212)	(15,349)	(13,791)
Less: Other tour expenses	(6,762)	(6,060)	(23,095)	(19,417)
Net Yield	$125,495	$109,996	$341,270	$299,416
Available Guest Nights	95,487	91,293	252,327	254,651
Gross Yield per Available Guest Night	$1,441	$1,328	$1,505	$1,306
Net Yield per Available Guest Night	1,314	1,205	1,352	1,176

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Operating income	$13,236	$11,680	$19,553	$10,092
Cost of tours	63,800	59,202	187,092	177,306
General and administrative	23,682	19,089	65,758	57,628
Selling and marketing	23,483	19,536	66,639	52,606
Depreciation and amortization	13,360	11,761	40,672	34,992
Less: Commissions	(5,304)	(5,212)	(15,349)	(13,791)
Less: Other tour expenses	(6,762)	(6,060)	(23,095)	(19,417)
Net Yield	$125,495	$109,996	$341,270	$299,416

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2025	2024	2025	2024
Cost of tours	$63,800	$59,202	$187,092	$177,306
Plus: Selling and marketing	23,483	19,536	66,639	52,606
Plus: General and administrative	23,682	19,089	65,758	57,628
Gross Cruise Cost	110,965	97,827	319,489	287,540
Less: Commissions	(5,304)	(5,212)	(15,349)	(13,791)
Less: Other tour expenses	(6,762)	(6,060)	(23,095)	(19,417)
Net Cruise Cost	98,899	86,555	281,045	254,332
Less: Fuel Expense	(6,224)	(5,460)	(17,755)	(19,895)
Net Cruise Cost Excluding Fuel	92,675	81,095	263,290	234,437
Non-GAAP Adjustments:
Stock-based compensation	(5,325)	(2,352)	(14,186)	(7,185)
Transaction-related costs	(18)	(445)	(177)	(789)
Reorganization costs	(834)	-	(834)	(371)
Adjusted Net Cruise Cost Excluding Fuel	$86,498	$78,298	$248,093	$226,092
Adjusted Net Cruise Cost	$92,722	$83,758	$265,848	$245,987
Available Guest Nights	95,487	91,293	252,327	254,651
Gross Cruise Cost per Available Guest Night	$1,162	$1,072	$1,266	$1,129
Net Cruise Cost per Available Guest Night	1,036	948	1,114	999
Net Cruise Cost Excluding Fuel per Available Guest Night	971	888	1,043	921
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	906	858	983	888
Adjusted Net Cruise Cost per Available Guest Night	971	917	1,054	966

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2025 increased $16.3 million, or 13%, to $137.6 million, compared to $121.3 million for the three months ended September 30, 2024. Of the $16.3 million increase, $15.2 million is related to a 12% increase in guest nights sold and $1.1 million is related to a 1% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 9% to $1,314 from $1,205 in 2024, reflecting the higher pricing and a 6-percentage point increase in occupancy compared with the same period in 2024.

Tour revenues for the nine months ended September 30, 2025 increased $47.1 million, or 14%, to $379.7 million, compared to $332.6 million for the nine months ended September 30, 2024. Of the $47.1 million increase, $36.6 million is related to an 11% increase in guest nights sold and $10.5 million is related to a 3% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 15% to $1,352 from $1,176 in 2024, reflecting the higher pricing and a 9-percentage point increase in occupancy compared with the same period in 2024.

Operating Income

Operating income increased $1.6 million for the three months ended September 30, 2025 to $13.2 million compared to $11.7 million for the three months ended September 30, 2024, as the increase in tour revenues was partially offset by higher operating expenses. The higher operating expenses included those expenses associated with increased revenue, including costs of tours, increased commissions and royalties, including the increased royalty rates per the National Geographic agreement, and higher general and administrative costs, primarily due to increased stock-based compensation costs and reorganization related costs.

During the nine months ended September 30, 2025, we generated operating income of $19.6 million compared to $10.1 million for the nine months ended September 30, 2024, as the increase in tour revenues was partially offset by higher operating expenses. Higher operating expenses included expenses associated with increased revenue, including higher costs of tours, higher sales and marketing costs, including increases associated with the increased royalty rates included in the National Geographic agreement, higher commissions, and marketing spend to drive future booking growth, and higher general and administrative costs, primarily due to increased personnel costs and stock-based compensation and reorganization related costs.

Guest Metrics — Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Guests	8,746	7,806	19,133	16,275
Departures	1,138	1,029	2,425	2,055

Comparison of Three and Nine Months Ended September 30, 2025 and 2024 at the Land Experiences Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2025 increased $17.9 million, or 21%, to $102.6 million compared to $84.7 million for the three months ended September 30, 2024. Of the $17.9 million increase, $11.0 million is related to a 12% increase in the number of guests traveled, and $6.9 million is related to an 8% increase in revenue per guest as compared to the prior year period due to change in itineraries, destinations and increased pricing.

Tour revenues for the nine months ended September 30, 2025 increased $44.6 million, or 27%, to $208.1 million compared to $163.5 million for the nine months ended September 30, 2024. Of the $44.6 million increase, $15.2 million is related to a 9% increase in the number of guests traveled for the continuing operations, and $29.4 million is related to a 7% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and increased pricing and the inclusion of the results of Thomson Group, acquired in July 2024, for the full year-to-date period in 2025.

Operating Income

Operating income of $22.7 million for the three months ended September 30, 2025 increased $4.9 million compared to $17.8 million for the three months ended September 30, 2024, as the increase in tour revenue was partially offset by higher operating and personnel costs related to operating additional trip and tour departures, and higher marketing spend to drive future growth.

Operating income of $31.4 million for the nine months ended September 30, 2025 increased $12.4 million compared to $19.0 million for the nine months ended September 30, 2024, as the increase in tour revenue was partially offset by higher operating and personnel costs related to operating additional trip and tour departures, higher marketing spend to drive future growth, partially offset by decreased transaction-related costs and the impact of foreign currency on operating expenses.

Adjusted EBITDA — Consolidated

The following table outlines the reconciliation of net income (loss) to consolidated Adjusted EBITDA. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Loss to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$4,573	$25,198	$(1,383)	$(3,005)
Interest expense, net	11,256	11,234	34,503	34,140
Income tax benefit	(2,564)	(6,747)	(3,503)	(2,050)
Depreciation and amortization	14,930	12,733	44,899	37,687
Loss (gain) loss on foreign currency	318	(203)	(982)	48
Stock-based compensation	5,370	2,529	14,489	7,362
Transaction-related costs	159	1,069	873	3,258
Other (income) expense	20	(1)	(9)	(9)
Debt extinguishment	23,492	-	23,492	-
Acquisition gain	(1,125)	-	(1,125)	-
Reorganization costs	834	-	834	371
Adjusted EBITDA	$57,263	$45,812	$112,088	$77,802

Reconciliation of Operating (Loss) Income to Adjusted EBITDA — Segments

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Operating income	$13,236	$11,680	$19,553	$10,092
Depreciation and amortization	13,360	11,761	40,672	34,992
Stock-based compensation	5,325	2,352	14,186	7,185
Transaction-related costs	18	445	177	789
Reorganization costs	834	-	834	371
Adjusted EBITDA	$32,773	$26,238	$75,422	$53,429

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Operating income	$22,734	$17,801	$31,440	$19,032
Depreciation and amortization	1,570	972	4,227	2,695
Transaction-related costs	141	624	696	2,469
Stock-based compensation	45	177	303	177
Adjusted EBITDA	$24,490	$19,574	$36,666	$24,373

Liquidity and Capital Resources

As of September 30, 2025, we had $261.8 million in unrestricted cash and cash equivalents and $28.3 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of September 30, 2025, we had $675.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows will be sufficient to fund operations, debt service requirements, and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Nine Months Ended September 30, 2025 and 2024

Net cash provided by operating activities was $96.9 million for the nine months ended September 30, 2025 compared to $90.7 million for the same period in 2024. The $6.2 million increase is primarily due to increased cash received from guests for future travel.

Net cash used in investing activities was $54.1 million for the nine months ended September 30, 2025 compared to $34.4 million in cash provided by investing activities during the same period in 2024. 2025 primarily included the purchase of Torcatt Enterprises Limitada to expand our vessels and operations in the Galápagos, the refurbishment of the vessels acquired, and higher capital expenditure on our remaining vessels due to the timing of vessel drydocks compared to prior year, while 2024 primarily included capital expenditures on our vessels and digital transformation initiatives.

Net cash provided by financing activities was $31.5 million for the nine months ended September 30, 2025 compared to $19.1 million used in financing activities for the same period in 2024. 2025 primarily included the issuance of $675.0 million of 7.00% senior secured notes, which were used mainly to repay our prior senior secured notes, and cash received from the exercise of options, while 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation.

Funding Sources

Debt Facilities

7.00% Notes

On August 20, 2025, we issued $675.0 million aggregate principal amount of 7.00% senior secured notes due 2030 (the “7.00% Notes”) in a private offering. The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 7.00% Notes will mature on September 15, 2030, subject to earlier repurchase or redemption. Of the $675.0 million of net proceeds received from the 7.00% Notes, we used $667.5 million to prepay in full all outstanding borrowings under the 6.75% and 9.00% Notes, pay premiums and fees related to the transaction, and to terminate in full the prior credit agreements and the commitments thereunder. The remainder will be used for future general corporate purposes. The 7.00% Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the guarantors. We may redeem the 7.00% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On August 20, 2025, we amended our senior secured revolving credit facility dated February 4, 2022 (the “Revolving Credit Facility”), increasing the aggregate principal amount of commitments provided from $45.0 million to $60.0 million, extending the maturity date from February 2027 to August 2030, and increasing the letter of credit sub-facility from $10.0 million to a $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by us, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the Guarantors assets. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. We are required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of September 30, 2025, we had no borrowings under the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of September 30, 2025, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

In August 2020, we issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of March 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock has senior and preferential ranking to our common stock. The Preferred Stock is entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends may be paid-in-kind or be paid in cash at our option. During 2025, we thus far have continued to pay Preferred Stock dividends in-kind. At any time we may, at our option, convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price of shares of common stock is at least 150% of the conversion price (currently $14.25) for 20 out of 30 consecutive trading days. The Preferred Stock is convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. At the six-year anniversary of the closing date, each investor has the right to request that we repurchase their Preferred Stock, and any Preferred Stock not requested to be repurchased shall be converted into our common shares equal to the quotient obtained by dividing the then-current accrued value by the conversion price. As of September 30, 2025, the outstanding Preferred Stock and accumulated dividends could be converted, at the option of the holders, into approximately 8.8 million shares of our common stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of September 30, 2025, we had a working capital deficit of $74.8 million, and as of December 31, 2024, we had a working capital deficit of $114.0 million.

Critical Accounting Policies

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. For a detailed discussion of our Critical Accounting Policies, please see our 2024 Annual Report, where we have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application. There have been no changes to our accounting policies from those disclosed in the 2024 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2024 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity and we have protection and indemnity insurance that would be expected to cover any damages.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vestings of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2025	-	$-	$-	$11,974,787
August 1 through August 31, 2025	-	-	-	11,974,787
September 1 through September 30, 2025	291	13.73	-	11,974,787
Total	291		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers  may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended  September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased under the Plan
Alex P. Schultz (Director)	Modification	September 10, 2025	September 8, 2026	247,970
Sven-Olof Lindblad (Director)	Adoption	September 18, 2025	December 22, 2026	1,000,000

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
4.1	Indenture, dated as of August 20, 2025, among the Issuer, the Company, the other Guarantors named therein, the Trustee and the Collateral Trustee, relating to the 7.000% Senior Secured Notes due 2030.	By Reference	8-K	August 21, 2025
4.2	Form of 7.000% Senior Secured Notes due 2030 (included in Exhibit 4.1).	By Reference	8-K	August 21, 2025
4.3	Third Supplemental Indenture, dated as of August 18, 2025, to Indenture, dated as of February 4, 2022 among the Issuer, the Company, the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral trustee, relating to the 6.750% Senior Secured Notes due 2027.	By Reference	8-K	August 21, 2025
10.1	Amendment to the Revolving Credit Agreement, dated as of February 4, 2022 (as amended, amended and restated, supplemented or otherwise modified from time to time, including by the Amendment), by and among the Issuer, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time party thereto and certain other parties thereto	By Reference	8-K	August 21, 2025
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)