Form 10-K
period 2025-12-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2026-02-26
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4749725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11 West 42nd Street, Suite 22 B3, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 261-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	LIND	The NASDAQ Stock Market LLC

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $341.6 million based on the closing price of $11.67 as reported on the NASDAQ Capital Market.

As of February 23, 2026, there were 65,251,988 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2025

Table of Contents

PART I

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summaries

Any statements in this Annual Report on Form 10-K (the “Form 10-K”) about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic and/or geopolitical factors that, negatively impact the ability or desire of people to travel;

●	loss of business due to competition;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	increases in fuel prices, changes in fuel consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	management of our growth and our ability to execute our planned growth, including our ability to successfully close merger and acquisition transactions and integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	the result of future financing efforts; and

●	those risks discussed herein in Item 1A. Risk Factors.

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

Overview

Lindblad has been providing marine expedition adventures and active travel experiences globally to its guests since 1979. Our expedition sailing and land-based adventure travel experiences foster a spirit of exploration and discovery through itineraries that feature up-close encounters with wildlife, nature, history and culture, and promote guest empowerment, human connections and interactivity. Our mission is to offer life-enhancing adventures around the world and pioneering innovative ways to allow our guests to connect with exotic and remote places. Our brands include Lindblad Expeditions, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), Thomson Safaris Ltd (“Thomson Safaris Tanzania”), and Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

We have a longstanding relationship with the National Geographic Society, which began in 2004, and was founded on a shared interest in exploration, research, technology and conservation. This relationship includes co-selling, co-marketing and branding arrangements with National Geographic Partners, LLC (“National Geographic”) whereby our owned vessels carry the National Geographic name and National Geographic sells our expeditions through their internal travel divisions. In November 2023, this strategic partnership with National Geographic was expanded and extended through 2040. Under the new agreement, the two companies have extended their industry-defining 20-year relationship, allowing the brand to reach new worldwide audiences through compelling new market opportunities and long-term, mutually beneficial growth strategies. We collaborate with National Geographic on expedition planning and to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their expedition.

Lindblad Expeditions’ Ships

We currently operate a fleet of 12 owned expedition vessels, along with 10 seasonal chartered ships (with several other vessels contracted for future expeditions), to provide our signature marine-based adventures to over 40 destinations on six continents, offering itineraries that last from five to over 30 days. The small size of our vessels allows them to reach places inaccessible to larger ships. They are designed with a variety of public areas that offer views for passing landscape and observing wildlife and large dining rooms and lounges that form part of the social hubs of the ships, featuring presentation space for exploration recaps.

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

The following table presents summary information concerning the ships we currently operate and their primary traditional geographic operations:

Vessel Name	Date Built	Guest Capacity	Cabins	Primary Areas of Operation	Flag
National Geographic Delfina	2007, renovated in 2025	16	8	Galápagos Islands	Ecuador
National Geographic Endeavour II	2005, renovated in 2016	96	50	Galápagos Islands	Ecuador
National Geographic Endurance	2020	138	75	Arctic, Antarctic, Greenland, Iceland, Northwest Passage and Norway	Bahamas
National Geographic Explorer	1982, rebuilt in 2008	148	81	Arctic, Antarctica, Canada, Europe and Patagonia/South America	Bahamas
National Geographic Gemini	2001, renovated in 2025	48	27	Galápagos Islands	Ecuador
National Geographic Islander II	1991, renovated in 2022	48	24	Galápagos Islands	Ecuador
National Geographic Orion	2003	102	53	South Pacific and Asia	Bahamas
National Geographic Quest	2017	100	50	Alaska, California Coast, Canada, the Pacific Northwest, Costa Rica and Panama	U.S.A.
National Geographic Resolution	2021	138	75	Arctic, Antarctica, Greenland, Iceland, Northwest Passage, Norway and Patagonia	Bahamas
National Geographic Sea Bird	1981	62	31	Alaska, Baja California and the Pacific Northwest	U.S.A.
National Geographic Sea Lion	1982	62	31	Alaska, Baja California, the Pacific Northwest and Belize	U.S.A.
National Geographic Venture	2018	100	50	Alaska, California Coast and Baja California	U.S.A.
Aqua Blu*	1968, renovated in 2019	26	14	Indonesia	Indonesia
Charaidew II*	2019	34	17	India	India
Connect*	2026	120	30	Germany, France, the Netherlands and the Slovak Republic	U.K.
Delfin II*	2009	28	14	Amazon	Peru
Delfin III*	2015	42	21	Amazon	Peru
Jahan*	2011	48	24	Vietnam and Cambodia	Vietnam
Lord of the Glens*	1985, renovated in 2016	48	26	Scotland	U.K.
Oberoi Philae*	1996, renovated in 2015	42	22	Egypt	Egypt
Sea Cloud II*	1998	88	44	Mediterranean Sea	Malta
Sun Goddess*	2020	60	30	Egypt	Egypt

__________

* Chartered Vessel

In 2026, the Company is retiring its National Geographic Sea Bird and National Geographic Sea Lion vessels following their Alaska expedition season and will be sailing the Greg Mortimer for Alaska itineraries in 2027 through 2029.

For voyages beginning in 2027, we have added an additional charter vessel, the Evolve. The Evolve, to be constructed in 2026, will be a brand-new, state-of-the-art European river ship, with cutting-edge technology, luxurious amenities and wrap-around picture windows sailing through the heart of storied European destinations. Joining our growing collection of charter vessels, the Evolve will comfortably transport 120-guests for expeditions exploring along the Danube, including Germany, Austria, and the Slovak Republic.

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

As the world’s first 100% carbon-offset travel company, Natural Habitat demonstrates a deep commitment to sustainable tourism. Their dedication to environmental stewardship and exceptional travel experiences has earned them the distinction of being the exclusive conservation travel partner of World Wildlife Fund (“WWF”). This partnership allows Natural Habitat to promote their unique style of conservation travel to WWF’s substantial list of members and collaborate with WWF’s top scientists in training the company's guides and field team.

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

DuVine Cycling + Adventure Company

DuVine offers guided luxury bike tours in over 50 destinations across Europe, the United States, Latin America, Africa, and New Zealand. The focus of every trip is to cultivate meaningful connections across cultures: you may hop off the bike to taste sun-warmed grapes with a Bordeaux winemaker or hand-shape orecchiette pasta with a local chef in Puglia, Italy. DuVine’s thoughtfully designed, multi-day itineraries cater to riders of all abilities, allowing travelers to discover the true character of each region with well-connected local guides, boutique accommodations, small groups of 14 or fewer guests, and top-quality bikes and support.

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

Thomson Group

Founded on a passion for travel 45 years ago, US-based Thomson Group offers a depth of experience and expertise that are rare in the industry. Leveraging their Tanzania-based ground operations, handling small-group, private and prestigious affinity trips, Thomson Group focuses on providing socially responsible, eco-friendly, immersive Tanzanian safaris, and industry-leading, luxury Kilimanjaro treks. Most safari and post-Kilimanjaro itineraries benefit from the inclusion of Gibb’s Farm, an award-winning, historic lodge on 80 stunningly verdant acres that abut Ngorongoro Conservation Area.

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

Off the Beaten Path, established in 1986, has nearly 40 years of experience connecting travelers to the combination of nature and culture of a destination, with a focus on avoiding crowds, opportunities for custom or select small group travel, while offering options for more active exploration.

DuVine, since 1996, has been providing unique cycling adventure for two and a half decades. A five-time winner of Travel + Leisure Magazine’s World’s Best award, DuVine believes bike travel immerses guests fully in every destination, allowing an appreciation for the landscape with all senses, forming meaningful connections across cultures, and gaining a deeper understanding of the world.

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

Thomson Group was founded in 1981 and has been providing exceptional safari experiences, and Kilimanjaro treks and family adventures for more than 40 years. Known for authentic and engaging travels, the company has grown steadily, earning an industry-wide reputation for quality, garnering awards, including seven-time Travel + Leisure World’s Best, and becoming the trusted Tanzania operator for alumni of the world’s most prestigious universities.

As pioneers with decades of experience in the expedition adventure travel sector, we have established deep expertise and knowledge of operating expedition tours in remote, wild locations. We have earned awards and honors from various representatives of the travel industry, including recognition for the quality of our offerings and our support for conservation and sustainable tourism.

Some of the awards we earned during 2025 are as follows:

●	Cruise Critic 2025 Best in Cruise Awards: Best Expedition Cruise Line

●	Cruise Critic 2025 Best in Cruise Awards: Best in Galápagos

●	Cruise Critic 2025 Best in Cruise Awards: Best for Education and Enrichment

●	Cruise Critic UK 2025 Best in Cruise Awards: Best Expedition Cruise Line

●	Cruise Critic UK 2025 Best in Cruise Awards: Best for Education and Enrichment (Expedition)

●	Cruise Critic UK 2025 Best in Cruise Awards: Best in Alaska (Expedition)

●	Cruise Critic UK 2025 Best in Cruise Awards: Best in Galápagos (Expedition)

●	Travel Weekly 2025 Readers’ Choice - Best Cruise Lines – Antarctica - National Geographic-Lindblad Expeditions

●	Travel + Leisure - World’s Best Awards: Readers’ 10 Favorite Intimate-ship Cruise Lines

●	TravelAge West 2025 Wave Awards: Expedition Cruise Line Providing Best Advisor Support and Best River Cruise Line for U.S. Sailings

●	The Nexion Travel Group 2025 Awards: Expedition Cruise Line of the Year

●	USA TODAY - 10Best Readers’ Choice Awards: Runner-up: Best Adventure Tour Operator

●	USA TODAY - 10Best Readers’ Choice Awards: Runner-up: Best Boutique Cruise Line

●	USA TODAY - 10Best Readers’ Choice Awards: Runner-up: Best Cruise Line for Families

●	USA TODAY - 10Best Readers’ Choice Awards: Runner-up: Best Cruise Line for Shore Excursions

●	Montecito Village Travel Conference Awards: Ocean Cruise Line of the Year – Specialty / Expedition

●	Condé Nast Traveler’s 2025 Women Who Travel Power List: Women Who Travel – Natalya Leahy

●	Food & Wine 2025 Global Tastemakers: Top 10 Cruises for Food & Drink

●	Travel Weekly Magellan Awards: Overall – River Cruising (GOLD)

●	Travel Weekly Magellan Awards: Overall – Eco-Friendly “Sustainable” Cruise Ship (GOLD)

●	Travel Weekly Magellan Awards: Overall – Giving Back Initiative (GOLD)

●	Travel Weekly Magellan Awards: Overall – Destination Immersion (GOLD)

●	Travel Weekly Magellan Awards: Expeditions – Suite Design (GOLD)

●	Travel Weekly Magellan Awards: Expeditions – Itinerary (GOLD)

●	Travel Weekly Magellan Awards: Overall – Small Cruise Ship (GOLD)

●	Travel Weekly Magellan Awards: Expeditions – Cabin Design (Non-Suite) (SILVER)

●	Travel Weekly Magellan Awards: Overall – Cuisine (SILVER)

●	Condé Nast Traveler Reader's Choice 2025: The Best Cruise Lines in the World: Expedition Ships

●	Condé Nast Traveler Bright Ideas in Travel: Bright Ideas in Travel - LEX-NG Fund

●	2025 Travvy Awards by TravelPulse: Best Cruise Line - National Geographic-Lindblad Expeditions (GOLD)

●	2025 Travvy Awards by TravelPulse: Best Cruise Ship - National Geographic Islander II (GOLD)

●	2025 Cruise Critic Awards: Best Expedition Cruise Line

●	2025 Cruise Critic Awards: Best for Education & Enrichment

●	2025 Cruise Critic Awards: Best in the Galapagos

●	Travel Weekly’s 2025 Readers’ Choice Awards: Best Cruise Line: Antarctica

●	Sailawaze - Excellence Awards UK: Best for Families – Expedition

●	Travel + Leisure 2025 World’s Best Tour Operator - Classic Journeys

●	Travel + Leisure World’s Best – Top Ten Favorite Safari Outfitter – Thomson Safaris

●	Trip Advisor Travelers’ Choice Award – Gibb’s Farm

●	Conde Nast Traveler Readers’ Choice: Best Hotels in Africa – Gibb’s Farm

●	USA Today – 10Best Adventure Tour Operator – Thomson Safaris

When customers select an expedition provider for the types of journeys that we offer, we believe that being known as a trusted brand with extensive operating history and knowledge in the market is a significant competitive strength.

Compelling Experiential Offerings

Lindblad is known for delivering voyages that offer in-depth exploration opportunities in over 40 locations around the world. Expeditions are operated on intimately-scaled ships with capacities ranging between 16 and 148 guests, fostering a friendly atmosphere on board and extensive interaction between guests, crew and the teams of world-class scientists, naturalists, researchers and photographers that participate in the expeditions. The vessels are nimble and can access locations that are unattainable for large cruise ships, allowing for in-depth exploration itineraries and awe-inspiring viewpoints. The ships are customized to provide our signature adventure experiences and activities, such as kayaking among Antarctic icebergs to view penguins or traveling on a Zodiac for an up-close encounter with a whale. Based on our product offerings, we are able to support premium pricing with minimal discounting.

Natural Habitat offers over 100 different expedition itineraries of primarily land-based nature adventures in more than 45 countries spanning all seven continents. Natural Habitat expeditions focus on small groups led by award-winning naturalists to achieve close-up wildlife and nature experiences. Examples of expeditions offered by Natural Habitat include safaris in Botswana, grizzly bear adventures in Alaska and polar bear tours in Canada. Many of Natural Habitat’s expeditions feature access to private wildlife reserves, remote corners of national parks and distinctive lodges and camps for the best wildlife viewing. Their expeditions average eleven guests with itineraries running from six to 17 days, with an average of nine days.

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

Thomson Group offers socially responsible and positively impactful light-treading Tanzanian safaris, and industry-leading Kilimanjaro treks, offering scheduled, customized, private and affinity trips. Between their safaris, treks and tours, Thomson Group averages 10 or fewer guests per trip. The historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater, can accommodate about 56 guests per night in its current 21 cottages.

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

We believe that our guests do not want to be passive tourists, so our expeditions and travel experiences foster active engagement. Our ships are equipped with tools for exploration to get our guests out in the open for up-close forays, or to let guests see deeper into the marine or terrestrial environments surrounding them. It is our goal to provide guests with differentiated opportunities with an experienced expedition team or travel guide that adds to the guests’ understanding and appreciation, through dedicated observation, insightful commentary and engaging presentations, weaving the expedition into a cohesive narrative. On our ships this could include an opportunity for the guest to watch a pod of whales, including mothers with their calves, a rookery of sea lions gathered during breeding season, or a killer whale circling a seal on an ice floe, all while guests stand next to a marine biologist providing an explanation of the situation's dynamics, and an experienced nature photographer from National Geographic providing guidance and tips for taking better photos. On our land experiences this could include an immersive viewing of polar bears preparing to hunt on the ice under the guidance of an expert naturalist, expert guided white-water rafting adventures, viewing the Big 5 (the lion, leopard, rhinoceros, elephant and the African buffalo) and other wildlife on safari, cycling through mountain peaks and volcanic landscapes with locals, or a private jazz-making session with a group of musicians in Havana.

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

High Visibility and Differentiated Revenue Management Strategy

Our business model generally provides us with high revenue visibility. Given the nature of our experiences and the expectation that our guests will seek to plan such trips with substantial lead time, we generally begin to market our expeditions approximately 12 to 24 months in advance of the departure date. Guests book their trips, on average, nine months prior to travel date for our Lindblad expeditions and our land experiences trips and tours, paying a deposit at booking, providing us significant visibility into future revenue and a source of cash flow. Final payment is due 60 to 120 days prior to the date of travel, depending upon the selected expedition or trip.

Unlike the large cruise line operators that serve the broader market, our product offerings are inclusive of most costs and therefore the advance customer payments provide us strong visibility into future revenues and the associated cash flows. By having such visibility into future business, we can more effectively manage any additional sales and marketing efforts that may be required to ensure that the programs reach their targeted occupancy levels. We generally do not pursue driving participation through discounting. Instead, we focus on enhancements that add significant value to the product without significant incremental cost, as well as targeted marketing efforts in order to strengthen occupancy rates, if required. Based on our offerings, the targeted audience and premium pricing, our guests are generally older, more affluent and do not travel with three or four individuals in one cabin. As it is cruise industry convention to base 100% occupancy on two persons per cabin, the Lindblad segment may report occupancy levels that are somewhat lower than the large cruise lines serving the broader market, where three or more occupants per cabin is not uncommon. However, we have historically achieved strong occupancy rates including operating at 88%, 78% and 77% occupancies for the years ended December 31, 2025, 2024 and 2023, respectively.

Maximize and Grow Net Yields per Available Guest Night

We have historically achieved high net yields per available guest night and continue to see opportunities for growth. In the cruise industry, net yield per available guest night is a frequently referenced metric and refers to tour revenues net of commissions and certain direct costs in a specific period divided by the number of available guest nights. Our net yield per available guest night is driven by our offerings, premium pricing and ancillary guest revenue, such as pre- or post-voyage trip extensions, add-on optional activities, trip insurance and onboard spend. At the Lindblad segment, net yield per available guest night was $1,335, $1,170 and $1,097 in 2025, 2024 and 2023, respectively. Our net yield per available guest night is significantly higher than the large-scale cruise line operators and we expect to be able to continue our track record of maintaining strong pricing and growing ancillary guest revenues through increased sales focus and marketing efforts.

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

Given the demand for expedition sailing, since 2017, we have strategically expanded our owned and operated fleet through a new build program. In 2018 and 2017 we took delivery of two coastal vessels, the National Geographic Venture and the National Geographic Quest, respectively, nearly tripling the capacity of our US-flagged fleet. We took delivery of two custom built polar ice-class vessels, the National Geographic Resolution and the National Geographic Endurance, in 2021 and 2020, respectively, more than doubling the size of our existing polar capacity. In 2025 we further increased our fleet to 12 owned vessels when we acquired the renamed National Geographic Delfina and National Geographic Gemini, for sailing the Galápagos Islands, increasing our cupos (licenses) and guest capacity in the national park by 44%.

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

In 2024, we continued to diversify our experiential product portfolio with the acquisition, through our land-based subsidiary Natural Habitat, of Thomson Group to further expand its land-based experiential travel offerings and increase its addressable market. Thomson Group consists of Tanzania safari specialists Thomson Safaris, with more than 40 years of experience in the country, Gibb’s Farm lodge, an 80-acre sanctuary for the senses located near the Ngorongoro Crater and the operator of Kilimanjaro treks Nature Discovery, which has more than 30 years of experience, and Thomson Safaris Limited.

We believe that our platform is well positioned to opportunistically seek accretive purchases of operators, further extending our growth prospects.

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

Our ships allow us to offer guests authentic, up-close experiences in the planet's wild, remote places and at the same time, enjoy a high level of comfort, convenience and safety. High-quality dining is an integral part of our expedition experiences with influences and flavors that reflect the regions being explored, along with traditional fare. Food is sourced locally whenever practicable from sustainable providers and seating is open with a relaxed atmosphere. Our ships offer a range of services and amenities which allow our guests to comfortably travel. Depending on the ship, these may include a fitness center, a spa offering a variety of treatments, a photo kiosk for photographers to edit and sort photos, 24-hour beverage service, internet connection, laundry facilities and a doctor on call.

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

We source our business through a combination of direct selling, including at the Lindblad segment through our brand licensing agreement with National Geographic, and travel agency networks. We invest in maintaining strong relationships with our key travel agency network partners and seek to maintain commission rates and incentive structures that are competitive within the marketplace.

Historically, the majority of our guests have been from the United States. Expedition sailing guests sourced from the U.S. represented approximately 90% of our total global expedition cruise guests’ ticket revenue in 2025, 93% in 2024 and 94% in 2023. While Land Experiences segment guests from the U.S. represented 93%, 93% and 91% of Land Experiences guest ticket revenue for 2025, 2024 and 2023, respectively.

Our largest channel for expedition sailing guest bookings is direct contact, either by guests calling and speaking with our expedition specialists or making a reservation online at our website. The direct channel represented approximately 68% of expedition cruise guest ticket revenues for 2025, 75% for 2024 and 74% for 2023, which includes guest bookings through our National Geographic marketing partners and affinity groups and charters.

Land Experiences’ direct channel represented approximately 90%, 89% and 90% of Land Experiences guest ticket revenue for 2025, 2024 and 2023, respectively.

We also generate significant bookings from travel agents and wholesalers, representing approximately 32% of expedition sailing guest ticket revenue for 2025, 25% for 2024, and 26% for 2023, while Land Experiences bookings from travel agents and wholesalers represented approximately 10%, 11% and 10% of Land Experiences guest ticket revenue for 2025, 2024 and 2023, respectively. Agent outreach efforts are focused primarily on consortiums, or travel agent networks, which target affluent travelers. The three consortiums with which we have preferred partner agreements are Virtuoso, Signature and Ensemble. Preferred status provides their agents with financial incentives to book their customers on our expeditions and provides us the opportunity for enhanced marketing to their agents and end-user customers. Our agent and affinity sales teams meet annually with hundreds of highly-targeted agents, at consortium conferences and training seminars, and in-person at agency offices, to provide hands-on training, support and product knowledge.

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

We operate several websites related to our businesses and brands. These include, www.expeditions.com for our Lindblad expedition sailing offerings, www.nathab.com for our Natural Habitat nature adventures, www.offthebeatenpath.com for our Off the Beaten Path guided travel adventures, www.duvine.com for our DuVine cycling adventures and www.classicjourneys.com for our Classic Journeys handcrafted luxury walking tours. We also have a number of websites dedicated to the Thomson Group businesses, including www.thomsonsafaris.com for our Tanzania safaris offerings, www.thomsontreks.com for our luxury Kilimanjaro treks, www.gibbsfarm.com for our Gibbs Farm lodge, www.naturediscovery.com for Kilimanjaro and mountain trekking operations. Consumers are directed to key areas on each website through weekly emails, direct mail, social media, press releases, and advertising. We also routinely offer webinars to provide greater insights into our expeditions, hosted by members of our expedition teams with intimate knowledge of the geographies featured.

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

Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys and Thomson Group brands are also seasonal businesses, with the majority of Natural Habitat’s tour revenue recorded in the third and fourth quarters from its summer season departures and polar bear tours, the majority of Off the Beaten Path and DuVine’s revenues are recorded during the second and third quarters from their spring and summer departures, and the majority of Thomson Group revenues are recorded in the third quarter, during the height of their safari season. While Classic Journeys’ revenue is somewhat less seasonal with the majority of revenues recorded during their second, third and fourth quarters.

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

Industry and Market

Ship-based travel has been steadily increasing since 2021, with 20.4 million passengers sailing in 2022, 31.7 million passengers in 2023, 34.6 million passengers in 2024 and 41.9 million passengers forecasted to sail in 2028, per Cruise Lines International Association's (“CLIA”) reports.

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

Growing Demand in Experiential Land-Based Activity Segment

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

Attractive Target Market Demographics

Our offerings appeal to a wide range of travelers, both individuals and families. Affluent individuals in the U.S. aged 50 years or older represent our largest demographic category. Based on the U.S. Census Bureau’s 2024 Community Survey, the age group of 50 years and older numbered approximately 120 million individuals in 2024, or approximately 36% of the U.S. population, and is expected to grow to 130 million by 2030. CLIA reported that 64% of the overall cruise market was comprised of passengers aged 40 and over, while travelers aged 60 and over accounted for 34% of total passengers. We believe that our small ship expedition and small group land tour offerings, with itineraries that promote up-close encounters with wildlife, nature and culture, have significant appeal to this target market. These individuals are also generally near-retirement or retired and have the leisure time and disposable income available to pursue the type of activities that we provide.

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

Competition

For our ship-based expeditions, we compete with a number of cruise lines with competition varying by destination. The market is currently fragmented and primarily comprised of private operators. The primary competitors that operate in the geographic regions we serve include Compagnie du Ponant, Hurtigruten Expeditions, Quark Expeditions, Silversea Expeditions, Seabourn Expeditions and UnCruise Adventures. We expect our competition in the specialty cruise business to continue to increase in future years as the expedition cruising market continues to grow and large cruise operators continue to seek access to the market through acquisitions and the development of their own vessels and operations.

For our land-based expeditions, trips and tours, we compete with a variety of companies offering itineraries in the countries in which we operate. These range from small private operators to larger companies operating across multiple countries. Some of our primary competitors include Abercrombie & Kent, Backroads, Butterfield & Robinson, Mountain Travel Sobek, Overseas Adventure Travel, and &Beyond.

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

Lindblad and Natural Habitat are 100% carbon offset, with Natural Habitat believed to be the world’s first 100% carbon offset travel company, and both brands offer a single-use plastic free guest experience. In 2008, the LEX-NG Fund was established by Lindblad and the National Geographic Society to support ocean conservation, the restoration of marine and coastal habitats and environmental stewardship in the regions visited by our fleet, and beyond. Lindblad also established an Artisan Fund in 2007, the first in-house artisan development program in the cruise industry, which draws its resources from a portion of sales in the shipboard global galleries and markets. Thomson Group has a sister non-profit founded in 1996 called Focus on Tanzanian Communities that has raised millions of dollars for education, women’s entrepreneurship training, healthcare and clean water in northern Tanzania – collaborating and working alongside local communities.

Environmental Stewardship

The Lindblad family of companies focuses its entire enterprise around the mission of exploring the world responsibly, with purpose and safety as a priority. Natural Habitat positions this approach as “conservation through exploration”, which is a philosophy that extends beyond Natural Habitat to Lindblad’s other brands who work tirelessly to protect our planet by inspiring travelers, supporting local communities and boldly influencing the entire travel industry. Sustaining the world’s wild places and the people who live in and around them is integral to who we are.

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

In 2018, Lindblad eliminated guest-facing single-use plastics across the National Geographic-Lindblad Expeditions fleet and have been a 100% carbon offset company since 2019. We offset the carbon footprint of our business (including fleet operations; expedition operations; staff and crew travel; waste; and other smaller but measurable sources of emissions), through a portfolio of verified project investments developed with South Pole, Inc., the world's leading developer of international emission reduction projects. We fund projects that utilize technologies including, but not limited to, solar, wind, geothermal and hydropower to mitigate, sequester or remove carbon from the atmosphere, which are certified under one of the industry-recognized standards; (i) Verified Carbon Standard, (ii) Gold Standard VER or (iii) Certified Emission Reduction. Projects we funded in 2025 to offset emissions from the 2024 calendar year to offset Scope 1, 2, and 3 included a clean cooking technology project in rural parts of India; a renewable energy project on pig farms in China; and a safe water project providing chlorine dispensers in Kenya and Uganda. In previous years we funded 21 additional carbon reduction projects across 14 countries. All projects in our portfolio support the UN's established Sustainable Development Goals.

At the Lindblad segment, our staff works with several organizations to promote sustainable seafood programs, including (i) the Monterey Bay Aquarium Seafood Watch program, whose scientific-based standards guide seafood producers, industry leaders, organizations, and governments around the globe to improve their fishing practices, (ii) a co-op in the Galápagos Islands committed to ocean conservation and sustainable, transparent practices minimizing negative impact on the ocean density, ocean floor and the by-catch of non-targeted species, and (iii) a company in Baja California, Mexico that works to foster a market for environmentally sustainable and socially responsible seafood by working with local fisher cooperatives, promoting good fishing management and sustainability of Mexico’s marine ecosystem. To complement this, our culinary team conducts in-depth assessments using Food and Agriculture Organization fisheries data to assess species density, stock health, and fishery management by region. This added layer helps us evaluate sustainability at the source and guide purchasing decisions that support regenerative fisheries and avoid overharvested stocks.

In 2023, in efforts to minimize food waste at sea, we expanded zero-waste culinary practices by training shipboard chefs in our Heads-to-Tails philosophy, emphasizing full utilization of ingredients across meals. Examples include turning banana peels into a plant-based bacon alternative and using potato peels as chips or garnishes. We also pickle, ferment, cure, and smoke ingredients to extend shelf life, reduce spoilage, and support year-round sustainability. We raised food waste awareness among our guests by hosting dedicated zero-waste dinners and expanding our plant-based options to highlight sustainable cooking techniques and ingredient stewardship. To further reduce food waste, we have implemented the following efforts:

●	We prioritize plated dinners (and some lunches) over buffets, which helps reduce overproduction and food waste across guest meals,
●	Guests select meal preferences in advance to inform portioning and reduce overproduction,
●	Organic waste is re-purposed, where possible, through collaboration with local farms and livestock operations.

Our sustainable food program continues to grow, offering climate-conscious choices that support diverse dietary needs and waste reduction efforts.

Because of our commitment to environmentally friendly travel, Natural Habitat began a relationship with WWF in 2003 as a conservation travel provider for the Natural Habitat brand. Natural Habitat has provided more than $7 million in support of WWF’s mission to conserve nature and reduce the most pressing threats to the diversity of life on Earth and will continue to donate a portion of sales annually in support of these efforts. Natural Habitat travelers have donated an additional $50 million in support of WWF priorities in some of the most precious yet imperiled places on the planet. This innovative partnership benefits our travelers, our company, and the planet as we work together to change the way people think about travel.

Natural Habitat has been actively working to mitigate the waste produced on our adventures while also decarbonizing our trips and operations. In 2011, single-use plastic water bottles were eliminated on Natural Habitat trips and plastic straws in 2018. In 2019, Natural Habitat operated the World’s First Zero Waste Adventure in Yellowstone National Park, an ambitious quest to reduce waste so dramatically that all waste generated on a weeklong trip would fit into one quart-sized bottle. This was accomplished through a combination approach of reusing, refusing, recycling, composting, and “terracycling,” which gave the travel industry a comprehensive look at how to minimize and mitigate waste during travel and several best practices documents were created to help shape and influence the industry. And while Natural Habitat has been 100% carbon offset since 2007—continuing to offset all Scope 1, 2, and 3 emissions—our momentum is now carrying us into a new phase of decarbonization focused on cutting emissions at the source. We’re accelerating this climate work by adding electric vehicles to the Natural Habitat fleet and investing in small-scale solar power and other renewable energy solutions at our remote camps—reducing emissions while keeping the guest experience seamless. We’ve also signed onto the Science Based Targets initiative (SBTi), strengthening our commitment to measurable, science-driven emissions reductions across our business.

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

Together with our guests, since the Fund was established in 2008, we have awarded more than $25.0 million to local, regional and global projects supporting the regions we visit, and beyond. Since we and the National Geographic Society together cover the LEX-NG Fund’s operating costs, 100% of guest contributions go directly to on-the-ground projects.

During 2025, the LEX-NG Fund provided support for 36 conservation, research, and education projects and programs, including 18 National Geographic Explorer-led Visiting Scientist projects aboard 24 voyages; and four major programs including National Geographic Pristine Seas, the Grosvenor Teacher Fellowship, Unplastify, and National Geographic Photo Camp, an immersive experience providing young people around the world with a meaningful introduction to photography and storytelling alongside National Geographic Explorers and photographers. These 2025 projects and programs are supported by $3.0 million in funding from the LEX-NG Fund. The LEX-NG Fund issued dozens of unique grants and project funding support agreements in 2025 to conservationists, educators, researchers, and storytellers, plus seven regional partners including the Alaska Whale Foundation (in Southeast Alaska); Minga Peru (in the Peruvian Amazon); the Charles Darwin Foundation, WildAid, Scalesia Foundation, and Jocotoco/Island Conservation (all working in the Galápagos Islands); and Sealife Response, Rehabilitation, and Research (for whale research in Antarctica).

Funds for these activities were donated by guests traveling aboard the fleet, and online donations to the LEX-NG Fund made on the National Geographic Society’s website.

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

Artisan Fund

Lindblad established the Artisan Fund in 2007 to support artisan development work in regions we visit around the world and is funded through a portion of all sales from shipboard global galleries and markets. Our Artisan Fund helps bolster and empower artisan communities by offering training programs, supplying workspaces and equipment, supporting local projects benefiting artisans, and educating shipboard guests on the value of buying handmade goods. 2025 accomplishments include hosting workshops aimed at preserving cultural heritage and repurposing wastepaper in Baja and Galapagos, respectively; engaging nearly 300 guests with the Greenlandic Sheep Wool project during their expeditions; and strengthening local support for artisans in Galapagos.

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

As of December 31, 2025, together with our subsidiaries, we had approximately 1,550 employees, including approximately 520 shipboard employees, approximately 160 land field staff, and approximately 760 full-time and 110 part-time employees in our shoreside and land operations.

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

The safety, health and wellness of our employees is a top priority. The Company promotes the health and wellness of its employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum, with no increase to benefit premiums for employees in 2025. For our employees’ health and wellness, we provide 24/7 access to mobile and website wellness applications, offering live group learning, peer support and educational videos for a wide range of onsite and virtual classes in mind, body, and spirit topics.

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

MARPOL regulations include mandatory measures to reduce greenhouse gas emissions that included the utilization of an Energy Efficiency Design Index (“EEDI”) for new ships and the implementation of a Ship Energy Efficiency Existing Ship Index (“EEXI”) for all ships. The EEDI is performance-based and requires a minimum energy efficiency level per capacity mile, calculated with a formula based on the unique technical design of a ship. The EEXI provides an approach for establishing a method to improve the energy efficiency of a ship in a cost-effective manner.

In January 2024, the European Union Emissions Trading System (“EU ETS”) was extended to cover CO2 emissions from all large ships (5,000 gross tones and above) entering European Union ports regardless of the flag they fly under. The system builds on the provisions for other EU ETS sectors, as well as the recently revised European Union Monitoring, Reporting and Verification Regulation for maritime transport. Shipping companies are required to surrender allowances for portion of their emissions during an initial phase in period. The first deadline was September 2025, for allowances surrendered at 40% of the 2024 emissions reported, the second phase period is September 2026 for allowances to be surrendered for 70% of 2025 emissions reported. Beginning with 2026 emissions, 100% of emissions will need to be surrendered the following September going forward each year.

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

Labor Regulations

The International Labour Organization, (“ILO”) an agency of the United Nations that develops worldwide employment standards, adopted a Consolidated Maritime Labour Convention (the “Convention”) in 2006, which became effective in August 2013. The Convention reflects a broad range of standards and conditions governing all aspects of crew management for ships in international commerce, including additional requirements not previously in effect relating to the health, safety, repatriation, entitlements, status of crewmembers, and crew recruitment practices. Each of our ships, except for our ships operating in Ecuador (which are not subject to the Convention until April 4, 2026), has received its certification of compliance with the requirements of the Convention.

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

Corporate Information

Our corporate headquarters are located at 11 West 42nd Street, Suite 22 B3, New York, New York 10036. Our telephone number is (212) 261-9000. Our website is www.expeditions.com. We were originally incorporated in Delaware on August 9, 2010 with the name Capitol Acquisition Corp. II and on July 8, 2015, we completed a series of mergers whereby Lindblad Expeditions, Inc., a New York corporation originally incorporated in July 1979, became our wholly-owned subsidiary. Immediately following the mergers, we changed our name to Lindblad Expeditions Holdings, Inc.

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

Risks Related to the Demand for Expedition Travel

Events and conditions around the world, including geopolitical events, war and other military actions or other events impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for expedition travel.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, such as the continuing conflict resulting from the Russian invasion of Ukraine, and other general concerns. The resulting impacts of these events, including supply chain disruptions, increased fuel prices, impact on demand and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. Any of these factors could lead to a reduction in the demand for expedition travel, which would negatively impact our business.

Adverse worldwide economic conditions could reduce the demand for expedition travel and adversely impact our operating results, cash flows and financial condition.

The demand for travel experiences, including expedition cruises and land-based travel, may be adversely affected by international, national and local economic conditions. In particular, a deterioration in global economic conditions that adversely affects discretionary income and consumer confidence may, in turn, result in decreased bookings, prices and onboard revenues for the expedition and cruise industries. Uncertain economic conditions also impact consumer confidence and pose a risk as vacationers may postpone or reduce discretionary spending. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

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

The operation and/or use of cruise ships, land tours, port facilities and shore excursions involves the risk of accidents, illnesses, mechanical failures, environmental incidents including oil spills, and other incidents. Such incidents, whether on one of our expeditions or not, may cause guests and potential guests to question their safety, health, security and vacation satisfaction, and could negatively impact our reputation. Incidents involving cruise ships, particularly the safety and security of guests and crew, media coverage thereof, as well as adverse media publicity in general concerning the cruise industry, have previously impacted and could in the future impact demand for our expeditions and pricing in the industry. The considerable expansion in the use of social media has compounded the potential scope of the negative publicity that could be generated by those incidents. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year. In addition, incidents involving cruise ships may result in additional costs to our business, including costs related to increasing government or other regulatory oversight. Incidents involving our own fleet may result in litigation.

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

Travel restrictions or measures may be imposed as a result of a pandemic, an infectious disease outbreak or as a result of international sanctions, war or other geopolitical events. Any cases of any health outbreak on one of our vessels or other vessels could result in a suspension of travel or limit our ability to disembark guests from such vessels.

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

We face significant competition from other vacation options, adventure travel operators and cruise companies on the basis of pricing, quality, destination, travel advisors’ recommendations, and also in terms of the nature of ships and services we offer to guests. Our competition within the expedition and cruise vacation industries depends on the destination and is fragmented. Failure to protect and differentiate our brands from competitors throughout the vacation market would likely negatively impact the demand for our offerings.

In the event that we do not compete effectively within the vacation industry, our results of operations and financial position would be materially adversely affected.

Expedition sales and/or pricing may be impacted both by the introduction of new ships into the marketplace and by our and our competitors' deployment decisions. New expedition class ships have been ordered, are under construction, or have already been delivered for our competitors. The growth in capacity from these new ships and future orders, without an increase in the cruise industry’s share of the vacation market, could depress expedition prices and impede our ability to maintain high yields. In addition, to the extent that we or our competitors deploy ships to a particular itinerary, and the resulting capacity in that region exceeds the demand, we may consider pricing adjustments or redeploy to other regions, either of which may result in lower than anticipated profitability. We also cannot predict whether new expeditions and new itineraries that we may offer will be successful. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition.

Climate change could have a material impact on our business.

Our fleet, the port facilities we use, our expedition destinations, and the destinations where we offer land trips may be adversely impacted by weather patterns or natural disasters or disruptions, such as hurricanes, earthquakes and changes in ice floes, and climate change is expected to increase the frequency and intensity of certain adverse weather patterns. From time to time, we may be forced to alter itineraries or cancel expeditions due to these or other factors, which could negatively impact our sales and profitability. Additionally, substantial changes to historical weather patterns, whether caused by climate change or other factors, including changing temperature levels, changing rainfall patterns and changing storm patterns and intensities, could significantly impact our future business. Substantial changes to historical weather patterns could result in significant negative changes to the delicate regions that our expeditions venture, such as rising temperatures in the Arctic region that could accelerate the melting of the polar ice cap or changes to the historical weather patterns in delicate areas such as the Galápagos Islands that impacts its ecosystem and, therefore, potentially impact the viability of various expeditions, such as our polar bear tours.

In addition, concerns regarding climate change have resulted in regulatory activity and developments that have impacted us and may in the future have a material impact on our business and financial results. Regulatory developments could, for example, result in increased costs and capital expenditures, the inability to operate ships that do not meet certain standards, the acceleration of the removal of less fuel-efficient ships from our fleet, restrict or limit our access to certain destinations or impact our operational autonomy. Regulatory efforts are evolving, and we cannot determine what final regulations will be enacted, modified, or reversed or what their ultimate impact on our business will be. In addition, concerns about climate change could cause material changes in consumer preferences away from vacations that are perceived to negatively impact the environment. Environmental scrutiny of our operations or the cruise industry in general may continue to impact how we are perceived, which may have a material impact on our operations and financial results.

Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

Significant weather, climate events and/or natural disasters could adversely impact our business and results of operations.

Natural disasters (e.g., earthquakes, volcanos, wildfires), weather and/or climate events (including hurricanes and typhoons) could impact our operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We may be required to alter itineraries and cancel an expedition or a series of expeditions or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events would exacerbate their impact and could disrupt our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations.

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

National Geographic has the right in certain instances to unilaterally terminate the Brand License Agreement early, including: in the event of a change of control; our failure to achieve specified growth benchmarks or capacity as of December 31, 2032; or a failure to meet product quality score benchmarks. If our agreement with National Geographic is terminated early or modified in any material respect, due to any of the reasons set forth above or otherwise, our results of operations may be materially adversely affected.

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

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems, which may also be affected by health pandemics. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.

We must make substantial capital expenditures to maintain and/or expand our fleet, and we may not be able to obtain sufficient financing or capital on favorable terms or at all.

We must make substantial capital expenditures to maintain our fleet in good working order and continue to be attractive to our guests. Maintenance capital expenditures include those associated with drydocking a vessel or modifying an existing vessel. These expenditures could increase as a result of changes in the cost of labor and materials, customer requirements, increases in our fleet size or the cost of replacement vessels, governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards. In addition, maintenance capital expenditures will vary from quarter to quarter based on the number of vessels drydocked during that quarter. Significant unexpected maintenance capital expenditures could have an adverse impact on our operations.

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

We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing interpretations of existing tax laws and regulations and retaliatory policies, potential changes in local laws, rules and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, government controlled fuel prices, difficulties in operating under local business environments, U.S. and global anti-bribery laws and regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to adequately address these risks, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships, goodwill and other assets.

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

Our principal executive offices are located in New York, New York, our principal shoreside operations are located in Seattle, Washington, our shoreside Galápagos’ offices in Ecuador, and our subsidiary operation offices are located in Louisville, Colorado, Bozeman, Montana, Somerville and Watertown, Massachusetts, and La Jolla, California. We also lease office space, land and camps in Tanzania and Kenya. Actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, and floods), terrorist attacks, or other similar disruptive events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information systems failures, computer viruses or cyber-attacks impacting our shoreside or shipboard operations could adversely impact our business. We carry business interruption insurance to transfer standard insurable risks for our shoreside operations and cyber liability for our information systems. Any losses or damages incurred by us in excess of our insurance coverage could have an adverse impact on our results of operations.

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

In addition, we have ship maintenance contracts, charter agreements and tour contracts, and may have ship construction contracts in the future, that are denominated in currencies other than the U.S. dollar. We have entered into, and may enter into in the future, forward contracts and/or options to manage a portion of the currency risk associated with these contracts, and we are or may be exposed to fluctuations in the exchange rates for the portions of the contracts that have not been hedged. Additionally, if a shipyard or vendor is unable to perform under such a contract, any foreign currency forward contracts that were entered into to manage the currency risk would need to be terminated. Termination of any such contracts could result in a significant loss.

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

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing services to our customers. Our information systems, including our accounting, communications and data processing systems, as well as our maritime and/or shoreside operations, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer personally identifiable information and transaction data, employee records and key financial and operational plans, results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. We also use some artificial intelligence (AI) solutions for certain sales, back office, administrative and other functions. The use of AI by us and/or our business partners creates the risk for the potential loss or misuse of personal data or the dissemination of confidential information, either of which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

The operation of vessels is subject to the requirements of the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. A failure to comply with the ISM Code may subject us to increased liability, invalidate existing insurance or decrease available insurance coverage for the affected vessels and result in a denial of access to or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

Compliance with existing or changing laws and regulations could adversely affect our business.

Extensive and changing laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the IMO conventions and regulations and SOLAS, which are applicable to all internationally trading vessels, EU-ETS, which is applicable to certain vessels operating within the European Union countries’ territorial waters, and national, state and local laws and regulations, all of which may be amended from time to time. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates, or make payments, in connection with our operations. Some countries in which we operate have laws that restrict the nationality of a vessel’s crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations or the addition of new equipment for our vessels.

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

As of December 31, 2025, we had $675.0 million indebtedness and significant debt service obligations related thereto. Such indebtedness could:

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

At the maturity date, the entire outstanding principal amount of our $675.0 million 7.00% Notes due 2030, with accrued and unpaid interest, if any, will become due and payable. We may not have the funds to fulfill these obligations or the ability to renegotiate these obligations. If, upon the maturity date, other arrangements prohibit us from repaying the outstanding notes, we could try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. In these circumstances, if we were not able to obtain such waivers or refinance these borrowings, we would be unable to repay the outstanding notes. If this occurs, we would be in default under the instruments governing our indebtedness, the lenders or holders, as applicable, could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

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

Governance

We have an Information Security Committee, which is comprised of our Senior Vice President of Information Technology (“SVPIT”), our Director of IT Operations, our Security Specialist and our network administrators. The Information Security Committee works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery policies. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Information Security Committee monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Risk Management Committee when appropriate.

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

Our SVPIT and vCISO provide frequent reporting and updates to our executive management and provides a full report to the Audit Committee of the Board on the cybersecurity audit and its cybersecurity roadmap for improvements and new infrastructure implementations annually, or more frequently if the need arises.

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

Software updates and configuration changes applied to information resources are tested prior to widespread implementation and are implemented in accordance with our change control policy. All information resources are scanned on a regular basis to identify missing updates. Missing software updates are evaluated and updates that pose an unacceptable risk to us are implemented and installed to the relevant information resources. Penetration testing and vulnerability scans of the internal network, external network, and hosted applications are conducted at scheduled intervals and after any significant changes to the information system environment. Any exploitable vulnerabilities found during a penetration test are remediated and the systems re-tested to verify vulnerabilities are resolved. Evidence of compromised or exploited information resource found during vulnerability scanning is reported to the Information Security Committee.

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

Our principal executive offices are located at 11 West 42nd Street, Suite 22 B3, New York, New York where we lease approximately 11,000 square feet. Our principal shoreside operations are located at 2505 Second Avenue, Seattle, Washington, consisting of approximately 11,000 square feet. We also lease our Natural Habitat office in Louisville, Colorado, our Off the Beaten Path office in Bozeman, Montana, our DuVine Cycling and Adventure office in Somerville, Massachusetts, our Classic Journeys office in La Jolla, California, a media studio in Burlington, Vermont, our Thomson Safaris offices in Watertown, Massachusetts, Thomson Safaris Tanzania, Nature Discovery and Gibb’s Farm land, camps and offices in Tanzania, safari camps in Kenya, and warehouse space in Seattle, Washington for our shoreside operations. Additionally, we own the property for Natural Habitat’s Alaska Bear Camp at Lake Clark National Park. A description of our vessels is set forth in Item 1 under the subheading “Lindblad Expeditions Ships.”

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

Holders

As of January 31, 2026, there were 186 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2025.

Repurchases of Securities

We maintain a $35.0 million stock repurchase plan (“Repurchase Plan”) established by our Board of Directors. This Repurchase Plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions based on market and business conditions, applicable legal requirements and other factors. The actual timing, number and value of shares repurchased under the Repurchase Plan will depend on a number of factors, including constraints specified in any price, general business and market conditions, and alternative investment opportunities.

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

We may execute future transactions under our Repurchase Plan through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The Repurchase Plan does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. No shares were repurchased under the Repurchase Plan during the three months ended December 31, 2025 and $12.0 million remained available for repurchase under the Repurchase Plan.

The following table represents information with respect to shares of common stock withheld from vesting of stock-based compensation awards for employee income taxes, for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may be purchased under approved plans or programs
October 1 through October 31, 2025	2,216	$12.28	$-	$11,974,787
November 1 through November 30, 2025	3,397	11.94	-	11,974,787
December 1 through December 31, 2025	371	11.96	-	11,974,787
Total	5,984		$-

Stock Performance Graph

The following stock performance graph compares the performance of our common stock from December 31, 2020 to December 31, 2025 with the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard and Poor’s 1500 Hotels, Resorts and Cruise Lines Industry Index and the FTSE 100 Index. The graph assumes an initial investment of $100 on December 31, 2020 and reinvestment of dividends. The following performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
LIND	$100.00	$97.84	$44.98	$65.83	$69.04	$84.23
S&P 500	100.00	126.89	102.22	126.99	156.59	182.25
S&P Hotels, Resorts & Cruise Lines Index	100.00	121.51	91.86	146.40	192.29	212.97
FTSE 100 Index	100.00	114.30	115.34	119.76	126.51	153.72

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

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

We currently operate a fleet of 12 owned expedition ships and 10 seasonal charter vessels (with several other vessels contracted for future expeditions) under the Lindblad Expeditions, LLC. (“Lindblad”) brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which was recently expanded and extended through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), Thomson Safaris Ltd (“Thomson Safaris Tanzania”), and Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides socially responsible and positively impactful light-treading adventures in East Africa. They specialize in immersive safaris featuring an exclusive system of camps and expert local wildlife guides; they provide high-end treks to the summit of Kilimanjaro, the Roof of Africa; and offer luxurious stays at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater. 45 years of experience and a commitment to environmental and social responsibility make every adventure exceptional.

Highlights

On January 9, 2025, we completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, for $16.0 million in cash. The acquisition expanded our fleet and guest capacity in one of our core markets.

On August 20, 2025, we issued $675.0 million of 7.00% senior secured notes, maturing 2030, with proceeds used primarily to pay the outstanding borrowings under our prior 9.00% and 6.75% senior secured notes and increased the amount available under our revolving credit facility to $60.0 million.

On February 3, 2026, we forced the conversion of all 62,000 outstanding shares of Series A Convertible Preferred Stock into 9.0 million shares of common stock.

Financial Presentation

The discussion and analysis of our results of operations and financial condition are organized as follows:

●	a description of certain line items and operational and financial metrics we utilize to assist us in managing our business;

●	a comparable discussion of our consolidated and segment results of operations for the years ended December 31, 2025 and 2024;

●	a discussion of our liquidity and capital resources, including future capital and contractual commitments and potential funding sources; and

●	a review of our critical accounting policies.

Description of Certain Line Items

Tour revenues

Tour revenues consist of the following:

●	guest ticket revenues recognized from the sale of guest tickets; and

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

Results of Operations – Consolidated

Our reported consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 are shown in the following table:

	For the years ended December 31,
(In thousands)	2025	2024	Change	%	2023	Change	%
Tour revenues	$771,019	$644,727	$126,292	20%	$569,543	$75,184	13%

Cost of tours	418,018	362,581	55,437	15%	338,211	24,370	7%
General and administrative	129,976	121,013	8,963	7%	102,596	18,417	18%
Selling and marketing	114,716	87,018	27,698	32%	71,426	15,592	22%
Depreciation and amortization	62,822	52,562	10,260	20%	46,711	5,851	13%
Operating income	$45,487	$21,553	$23,934	111%	$10,599	$10,954	103%
Net loss	$(24,225)	$(28,195)	$3,970	14%	$(40,876)	$12,681	31%
Undistributed loss per share available to stockholders:
Basic	$(0.63)	$(0.67)	$0.04		$(0.94)	$0.27
Diluted	$(0.63)	$(0.67)	$0.04		$(0.94)	$0.27

Comparison of Years Ended December 31, 2025 and 2024 - Consolidated

Tour Revenues

Tour revenues for the year ended December 31, 2025 increased $126.3 million, or 20%, to $771.0 million, compared to $644.7 million for the year ended December 31, 2024. Of the $126.3 million increase, $96.8 million was due to a 13% increase in guest nights sold and a 16% increase in guests traveled, and $29.5 million was due to increased pricing and changes in the mix of itineraries and trips. The increase also reflects the inclusion of a full year of results of Thomson Group, which was acquired in July 2024. The Lindblad segment tour revenues increased by $72.3 million, or 17%, and the Land Experiences segment increased $54.0 million, or 24%.

Cost of Tours

Total cost of tours for the year ended December 31, 2025 increased $55.4 million, or 15%, to $418.0 million, compared to $362.6 million for the year ended December 31, 2024, primarily due to the inclusion of Thomson Group for the entire year in 2025, and higher operating costs related to operating additional expeditions and trips. The Lindblad segment cost of tours increased by $28.6 million, or 12%, and the Land Experiences segment increased $26.8 million, or 20%.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 increased $8.9 million, or 7%, to $129.9 million, compared to $121.0 million for the year ended December 31, 2024, primarily due to higher personnel costs, increased stock-based compensation expense primarily due to Mr. Bressler’s awards related to driving growth of the Land Experiences segment, and reorganizational related costs, partially offset by $5.3 million in employee tax credits received. At the Lindblad segment, general and administrative expenses increased $3.7 million, or 5%, and the Land Experiences segment increased $5.2 million, or 13%.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2025 increased $27.7 million, or 32%, to $114.7 million, compared to $87.0 million for the year ended December 31, 2024, primarily due to higher royalties associated with the National Geographic agreement and increased revenues driving higher commissions expense and increased marketing spend to support future growth. At the Lindblad segment, selling and marketing expenses increased $21.6 million, or 32%, and the Land Experiences segment increased $6.1 million, or 32%.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $10.2 million, or 20%, to $62.8 million for the year ended December 31, 2025 compared to $52.6 million for the year ended December 31, 2024, primarily due to depreciation of assets placed into service to support our vessel fleet, the additional vessels acquired during 2025, the National Geographic Delfina and the National Geographic Gemini, accelerated depreciation of the National Geographic Sea Bird and the National Geographic Sea Lion related to their planned 2026 retirement, and full year amortization of intangible assets related to the Thomson Group acquisition.

Other Expense

Other expenses were $67.2 million for the year ended December 31, 2025, compared to $46.6 million for the year ended December 31, 2024. The $20.6 million increase was primarily due to:

●	$23.5 million in debt extinguishment and other financing expenses related to the issuance of the $675.0 million 7.00% senior secured notes due 2030, partially offset by;
●	a $2.1 million lower loss on foreign currency during 2025;
●	a $1.1 million gain on the Torcatt acquisition; and
●	a $0.9 million decrease in interest expense from lower interest rates on our debt facilities, partially offset by increased borrowings.

Comparison of Years Ended December 31, 2024 and 2023 - Consolidated

For a comparison of our results from operations for the years ended December 31, 2024 and 2023, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

Results of Operations – Segments

Selected results for our segments for the years ended December 31, 2025, 2024 and 2023 are below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the years ended December 31,
(In thousands)	2025	2024	Change	%	2023	Change	%
Tour revenues:
Lindblad	$495,642	$423,306	$72,336	17%	$397,410	$25,896	7%
Land Experiences	275,377	221,421	53,956	24%	$172,133	49,288	29%
Total tour revenues	$771,019	$644,727	$126,292	20%	$569,543	$75,184	13%
Operating income:
Lindblad	$7,055	$(2,928)	$9,983	341%	$(8,692)	$5,764	66%
Land Experiences	38,432	24,481	13,951	57%	$19,291	5,190	27%
Operating income	$45,487	$21,553	$23,934	111%	$10,599	$10,954	103%
Adjusted EBITDA:
Lindblad	$79,775	$59,400	$20,375	34%	$48,456	$10,944	23%
Land Experiences	46,463	31,832	14,631	46%	$22,750	9,082	40%
Total adjusted EBITDA	$126,238	$91,232	$35,006	38%	$71,206	$20,026	28%

Reconciliation of Net Loss to Adjusted EBITDA

Consolidated	For the years ended December 31,
(In thousands)	2025	2024	2023
Net loss	$(24,225)	$(28,195)	$(40,876)
Interest expense, net	45,231	45,738	45,014
Income tax expense	2,475	3,104	3,146
Depreciation and amortization	62,822	52,562	46,711
(Gain) loss on foreign currency	(1,077)	1,065	(751)
Stock-based compensation	13,461	9,833	13,886
Transaction-related costs	897	3,913	-
Other expense (income)	716	(159)	4,066
Debt extinguishment	23,492	-	-
Reorganization costs	2,543	371	-
Acquisition gain	(1,125)	-	-
Legal settlement	1,028	3,000	-
Other	-	-	10
Adjusted EBITDA	$126,238	$91,232	$71,206

Reconciliation of Segment Operating Income (Loss) to Adjusted EBITDA

Lindblad Segment	For the years ended December 31,
(In thousands)	2025	2024	2023
Operating income (loss)	$7,055	$(2,928)	$(8,692)
Depreciation and amortization	56,891	48,433	43,351
Stock-based compensation	13,113	9,656	13,787
Transaction-related costs	173	868	-
Reorganization costs	2,543	371	-
Legal settlement	-	3,000	-
Other	-	-	10
Adjusted EBITDA	$79,775	$59,400	$48,456

Land Experiences Segment	For the years ended December 31,
(In thousands)	2025	2024	2023
Operating income	$38,432	$24,481	$19,291
Depreciation and amortization	5,931	4,129	3,360
Transaction-related costs	724	3,045	-
Stock-based compensation	348	177	99
Legal settlement	1,028	-	-
Adjusted EBITDA	$46,463	$31,832	$22,750

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

	For the years ended December 31,
	2025	2024	2023
Available Guest Nights	328,617	323,691	316,091
Guest Nights Sold	287,830	253,941	243,269
Occupancy	88%	78%	77%
Maximum Guests	42,866	38,964	37,339
Number of Guests	37,993	31,489	29,719
Voyages	561	475	454

Calculation of Gross and Net Yield per Available Guest Night	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2025	2024	2023
Guest ticket revenues	$428,349	$373,055	$345,871
Other tour revenue	67,293	50,251	51,539
Tour Revenues	495,642	423,306	397,410
Less: Commissions	(20,521)	(17,157)	(25,787)
Less: Other tour expenses	(36,276)	(27,306)	(24,952)
Net Yield	$438,845	$378,843	$346,671
Available Guest Nights	328,617	323,691	316,091
Gross Yield per Available Guest Night	$1,508	$1,308	$1,257
Net Yield per Available Guest Night	1,335	1,170	1,097

The following table reconciles operating income (loss) to our Net Yield Guest Metric for the Lindblad Segment.

	For the years ended December 31,
(In thousands)	2025	2024	2023
Operating income (loss)	$7,055	$(2,928)	$(8,692)
Cost of tours	258,679	230,075	222,413
General and administrative	83,731	79,995	83,004
Selling and marketing	89,286	67,731	57,334
Depreciation and amortization	56,891	48,433	43,351
Less: Commissions	(20,521)	(17,157)	(25,787)
Less: Other tour expenses	(36,276)	(27,306)	(24,952)
Net Yield	$438,845	$378,843	$346,671

Calculation of Gross and Net Cruise Cost	For the years ended December 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2025	2024	2023
Cost of tours	$258,679	$230,075	$222,413
Plus: Selling and marketing	89,286	67,731	57,334
Plus: General and administrative	83,731	79,995	83,004
Gross Cruise Cost	431,696	377,801	362,751
Less: Commissions	(20,521)	(17,157)	(25,787)
Less: Other tour expenses	(36,276)	(27,306)	(24,952)
Net Cruise Cost	374,899	333,338	312,012
Less: Fuel Expense	(24,032)	(26,648)	(27,913)
Net Cruise Cost Excluding Fuel	350,867	306,690	284,099
Non-GAAP Adjustments:
Stock-based compensation	(13,113)	(9,656)	(13,787)
Transaction-related costs	(173)	(868)	-
Reorganization costs	(2,543)	(371)	-
Legal settlement	-	(3,000)	-
Other	-	-	(10)
Adjusted Net Cruise Cost Excluding Fuel	$335,038	$292,795	$270,302
Adjusted Net Cruise Cost	$359,070	$319,443	$298,215
Available Guest Nights	328,617	323,691	316,091
Gross Cruise Cost per Available Guest Night	$1,314	$1,167	$1,148
Net Cruise Cost per Available Guest Night	1,141	1,030	987
Net Cruise Cost Excluding Fuel per Available Guest Night	1,068	947	899
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,020	905	855
Adjusted Net Cruise Cost per Available Guest Night	1,093	987	943

Comparison of Years Ended December 31, 2025 and 2024

Tour Revenues

Tour revenues for the year ended December 31, 2025 increased $72.3 million, or 17%, to $495.6 million compared to $423.3 million for the year ended December 31, 2024. Of the $72.3 million increase, $57.8 million is related to a 13% increase in guest nights sold and $14.5 million is related to a 3% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 14% to $1,335, from $1,170 in 2024, reflecting higher pricing and a ten-percentage point increase in occupancy compared with 2024.

Operating Income

We generated operating income of $7.1 million for the year ended December 31, 2025 compared to an operating loss of $2.9 million for the year ended December 31, 2024. The $10.0 million increase in operating income was due primarily to the increased revenue, partially offset by higher operating expenses, primarily due to expenses associated with increased revenue, including $21.6 million in higher sales and marketing costs driven by royalties associated with the National Geographic agreement and increased commission expense, and higher marketing spend to drive future booking growth, $3.5 million higher general and administrative costs driven by higher stock-based compensation expense and $8.5 million increased depreciation due to capital expenditures on our vessels, the addition of the National Geographic Defina and National Geographic Gemini to our fleet and accelerated depreciation on the National Geographic Sea Bird and the National Geographic Sea Lion.

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

	For the years ended December 31,
	2025	2024	2023
Guests	25,199	21,638	18,704
Departures	2,951	2,565	2,274

Comparison of Years Ended December 31, 2025 and 2024

Tour Revenues

Tour revenues for the year ended December 31, 2025 increased $54.0 million, or 24%, to $275.4 million compared to $221.4 million in 2024, primarily due to operating additional trips, higher pricing, and inclusion of the full year of the results of Thomson Group, acquired in July 2024. Of the $54.0 million increase, $39.0 million is due to a 16% increase in guests traveled, and $15.0 million is related to a 7% increase in average revenue per guest, which is a combination of pricing and changes to trip and tour itinerary mixes.

Operating Income

Operating income increased $13.9 million, or 57%, to $38.4 million for the year ended December 31, 2025 compared to $24.5 million in 2024. The increase was driven by higher revenues, including the full year of results of Thomson Group, acquired in July 2024, partially offset by $26.8 million higher operating and personnel costs related to operating additional departures, and $6.1 million higher marketing spend to drive future growth.

Liquidity and Capital Resources

As of December 31, 2025, we had $289.7 million in cash and cash equivalents, including $33.0 million in restricted cash, which is primarily related to deposits on future travel originating from U.S. ports and credit card reserves. As of December 31, 2025, we had $675.0 million in long-term debt obligations, including an insignificant current portion.

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

Sources and Uses of Cash

Net cash provided by operating activities was $111.6 million in 2025 compared to $92.4 million cash used in operations in 2024. The $19.2 million increase was primarily due to higher guest deposits for future travel, improved operating results, and changes in accounts payable, accrued expenses and prepaid expenses, due primarily to the timing of operating expense payments.

Net cash used in investing activities was $67.3 million in 2025 compared to $44.1 million in 2024. 2025 primarily included the acquisition of Torcatt and capital expenditures on our vessels, including the refurbishment of the recently acquired National Geographic Defina and National Geographic Gemini in the Galápagos Islands. 2024 primarily included the acquisition of Thomson Group and capital expenditures on our vessels.

Net cash provided by financing activities was $29.6 million in 2025 compared to $19.8 million cash used by financing activities in 2024. 2025 primarily included the issuance of $675.0 million of 7.00% senior secured notes, which were used mainly to repay our prior senior secured notes, and cash received from the exercise of options and income tax withholdings for stock-based compensation, while 2024 primarily included expenditures for the acquisition of an additional 9.95% of Natural Habitat and 5% of DuVine related to the respective puts and calls of the redeemable non-controlling interests, and income tax withholdings for stock-based compensation.

Contractual Obligations

	Payments due by period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating Activities:
Operating lease obligations	$9,844	$1,126	$3,281	$2,354	$3,083
Charter commitments	37,774	15,504	13,572	-	8,698
Financing Activities:
Long-term debt obligations	675,003	3	-	675,000	-
Interest on long-term debt obligations	227,063	51,844	94,500	80,719	-
Total	$949,684	$68,477	$111,353	$758,073	$11,781

Funding Sources and Needs

Debt Facilities

7.00% Notes

On August 20, 2025, we issued $675.0 million aggregate principal amount of 7.00% senior secured notes due 2030 (the “7.00% Notes”) in a private offering. The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 7.00% Notes will mature on September 15, 2030, subject to earlier repurchase or redemption. Of the $675.0 million of net proceeds received from the 7.00% Notes, we used $667.5 million to prepay in full all outstanding borrowings under the 6.75% and 9.00% Notes, pay premiums and fees related to the transaction, and to terminate in full the prior credit agreements and the commitments thereunder. The remainder is being used for general corporate purposes. The 7.00% Notes are senior secured obligations and are guaranteed on a senior secured basis by us and certain of our subsidiaries and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the guarantors. We may redeem the 7.00% Notes at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On August 20, 2025, we amended our senior secured revolving credit facility (the “Revolving Credit Facility”), increasing the aggregate principal amount of commitments provided from $45.0 million to $60.0 million, extending the maturity date from February 2027 to August 2030, and increasing the letter of credit sub-facility from $10.0 million to a $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by us, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the Guarantors assets. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at our option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. We are required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of December 31, 2025, we had no borrowings under the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of December 31, 2025, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

On August 31, 2020, we sold and issued 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2025, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock had senior and preferential ranking to our common stock. The Preferred Stock was entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends could be paid-in-kind or be paid in cash at our option. During 2025, we continued to pay Preferred Stock dividends in-kind. The Preferred Stock was convertible at any time, at the holder’s election, into a number of shares of our common stock equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50.

At any time we were permitted to, at our option, mandatorily convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. On February 3, 2026, all 62,000 outstanding shares of Preferred Stock were converted into 9.0 million shares of common stock. As of February 3, 2026, no shares of Preferred Stock remained outstanding.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the issuance of debt or equity financings to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. We traditionally run a working capital deficit due primarily to a large balance of unearned passenger revenues and as of December 31, 2025 and 2024, we had working capital deficit of $93.7 million and $114.0 million, respectively.

We maintain a $35.0 million stock repurchase plan (“Repurchase Plan”) that authorizes us to purchase from time to time our outstanding common stock. Any shares purchased will be retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of our Board of Directors at any time. These repurchases exclude shares repurchased to settle statutory employee tax withholding related to the exercise of stock options and vesting of stock awards. We have cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 previously outstanding warrants for $14.7 million, since plan inception. All repurchases were made using cash resources. The balance for the Repurchase Plan was $12.0 million as of December 31, 2025. No shares were repurchased under the Repurchase Plan during 2025.

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

We generally have not hedged our fuel purchases as there is no particular market or index to hedge against given the geographic diversity of where we purchase our fuel. Fuel costs represented 3.1%, 4.1% and 4.9% of our tour revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of December 31, 2025, no amounts were outstanding under the revolving credit facility. For additional information regarding our long-term borrowings see Note 6―Long-Term Debt to our Consolidated Financial Statements included herein.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2025, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lindblad Expedition Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lindblad Expeditions Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Hartford, Connecticut

February 26, 2026

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

During the three months ended  December 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2026 Annual Meeting of Stockholders.

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

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2026 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2026 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	2,401,219	$9.58	5,835,898	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Information is as of December 31, 2025
(2)	Consists of shares available for issuance under our 2021 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2026 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2026 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Number	Description	Included	Form	Filing Date

3.1	Second Amended Certificate.	By Reference	DEFM 14-A	June 24, 2015
3.2	Amended Bylaws	By Reference	8-K	March 26, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	July 10, 2015
4.2	Securities Registered Pursuant to Section 12.	By Reference	10-K	February 26, 2020
4.3	Indenture, dated as of August 20, 2025, among the Issuer, the Company, the other Guarantors named therein, the Trustee and the Collateral Trustee, relating to the 7.000% Senior Secured Notes due 2030.	By Reference	8-K	August 21, 2025
4.4	Form of 7.000% Senior Secured Notes due 2030 (included in Exhibit 4.5).	By Reference	8-K	August 21, 2025
10.1	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 2 LLC, Lawrence Calcano, Richard C. Donaldson, Piyush Sodha and L. Dyson Dryden.	By Reference	8-K	May 15, 2013
10.2	Non-Competition Agreement between Sven-Olof Lindblad and the Company.	By Reference	8-K	July 10, 2015
10.3	Employment Agreement between Trey Byus and the Company and Assignment and Assumption of Option Award Agreement.*	By Reference	8-K	July 10, 2015
10.4	Registration Rights Agreement between the shareholders of Lindblad Expeditions, Inc. and Capitol Acquisitions Corp. II.	By Reference	8-K	July 10, 2015
10.5	Brand License Agreement, dated as of November 14, 2023. †#	By Reference	8-K	November 15, 2023
10.6	Form of Executive Officer Stock Option Award Agreement.*	By Reference	8-K	October 30, 2015
10.7	Form of Non-Employee Director Restricted Stock Award Agreement. *	By Reference	10-K	March 14, 2016
10.8	Non-Employee Director Deferred Compensation Plan. *	By Reference	10-K	March 14, 2016
10.9	Lindblad Expeditions Holdings, Inc. Employee Incentive Plan. *	By Reference	8-K	April 3, 2017
10.10	Form of Restricted Stock Unit Agreement. *	By Reference	8-K	April 3, 2017
10.11	Form of Performance Share Unit Agreement. *	By Reference	8-K	April 3, 2017
10.12	Amendment No. 1 dated as of September 4, 2018 to Employment Agreement between the Company and Dean (Trey) Byus. *	By Reference	8-K	September 6, 2018
10.13	Form of Market Stock Unit Award Agreement.	By Reference	8-K	October 5, 2020

10.14	Amendment to Natural Habitat, Inc.’s Stockholders’ Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.	By Reference	10-Q	May 6, 2020
10.15	Lindblad Expeditions Holdings, Inc. 2021 Long Term Incentive Plan.*	By Reference	DEF 14A	April 19, 2021
10.16	Collateral Trust Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the other grantors party thereto, Wilmington Trust, National Association as trustee and collateral trustee, Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Revolving Credit Agreement and each additional authorized representative from time to time party thereto.	By Reference	8-K	February 7, 2022
10.17	Revolving Credit Agreement, dated as of February 4, 2022, by and among Lindblad Expeditions, LLC, Lindblad Expeditions Holdings, Inc., the lenders and other parties party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A. as joint bookrunners, joint lead arrangers and syndication agents.	By Reference	8-K	February 7, 2022
10.18	Second Amendment to Stockholders Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	December 27, 2022
10.19	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Natalya Leahy.*	By Reference	8-K	December 10, 2024
10.20	Employment Agreement by and between Lindblad Expeditions Holdings, Inc. and Frederick Goldberg.*	By Reference	8-K	December 10, 2024
10.21	Amendment to the Revolving Credit Agreement, dated as of February 4, 2022 (as amended, amended and restated, supplemented or otherwise modified from time to time, including by the Amendment), by and among the Issuer, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time party thereto and certain other parties thereto.	By Reference	8-K	August 21, 2025
10.22	Third Amendment to Stockholders’ Agreement by and among Lindblad Expeditions Holdings, Inc. Natural Habitat, Inc. and Ben Bressler.	By Reference	8-K	July 11, 2025
10.23	Second Amended and Restated Employment Agreement by and between Lindblad Expeditions Holdings, Inc., Natural Habitat, Inc. and Ben Bressler.*	By Reference	8-K	July 11, 2025
19.1	Company Insider Trading Policy	By Reference	10-K	March 6, 2024
21.1	Subsidiaries.	Herewith
23.1	Consent of Ernst & Young LLP.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	By Reference	10-K	March 6, 2024
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory agreement.

#	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
†	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) the type that the Company and Lindblad Expeditions Holdings, Inc. each treat as private or confidential. Lindblad Expeditions Holdings, Inc. agrees to furnish supplementally an unredacted copy of this Exhibit to the U.S. Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By:	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Natalya Leahy	Chief Executive Officer	February 26, 2026
Natalya Leahy	(Principal Executive Officer)

/s/ Frederick Goldberg	Chief Financial Officer	February 26, 2026
Frederick Goldberg	(Principal Financial and Accounting Officer)

/s/ Elliott Bisnow	Director	February 26, 2026
Elliott Bisnow

/s/ L. Dyson Dryden	Director	February 26, 2026
L. Dyson Dryden

/s/ Mark D. Ein	Co-Chair	February 26, 2026
Mark D. Ein

/s/ John M. Fahey Jr.	Director	February 26, 2026
John M. Fahey Jr.

/s/ Pamela Kaufman	Director	February 26, 2026
Pamala Kaufman

/s/ Sven Lindblad	Founder and Co-Chair	February 26, 2026
Sven Lindblad

/s/ Annette Reavis	Director	February 26, 2026
Annette Reavis

/s/ Catherine B. Reynolds	Director	February 26, 2026
Catherine B. Reynolds

/s/ Alex Schultz	Director	February 26, 2026
Alex Schultz

/s/ Thomas S. Smith, Jr.	Director	February 26, 2026
Thomas S. Smith, Jr.

/s/ Andy Stuart	Director	February 26, 2026
Andy Stuart

LINDBLAD EXPEDITIONS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lindblad Expeditions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lindblad Expeditions Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Refer to Note 2 to the financial statements

Description of the Matter

The Company’s tour revenues from the sale of an expedition, trip or tour are recognized over the duration of each expedition, trip or tour. The processing and recording of the Company’s tour revenues involves a combination of automated and manual processes. We identified the Company’s tour revenues recognition processes as a critical audit matter as the Company has a significant volume of revenue transactions that rely on manual processes to record tour revenues over the duration of the expedition, trip or tour and the Company’s tour revenues processes involve multiple systems. This required an increased level of effort to audit tour revenues.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s tour revenues recognition processes, including controls over the completeness and accuracy of data and controls designed to mitigate the risk of management override. This included, among other procedures, testing controls over management’s review of pricing and bookings, manual revenue journal entries, revenue related account reconciliations between the billings systems and the general ledger, and IT related controls over the tour revenues systems.

To test tour revenues, our audit procedures included testing the completeness and accuracy of tour revenues recognized and performing substantive test of details over a representative sample of revenue transactions.  Our test of details consisted of testing a selection of tour revenues transactions by agreeing the amounts recognized to source documents, such as booking confirmations and cash receipts. Our transaction testing also consisted of evaluating the timing of when tour revenues was recorded by agreeing the timing of the amounts recognized to source documents.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Hartford, Connecticut

February 26, 2026

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$256,692	$183,941
Restricted cash	33,043	32,202
Prepaid expenses and other current assets	78,145	62,290
Total current assets	367,880	278,433

Property and equipment, net	522,123	518,390
Goodwill	60,609	59,031
Intangibles, net	16,599	15,923
Other long-term assets	12,747	5,128
Total assets	$979,958	$876,905

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$361,481	$318,666
Accrued expenses	76,732	58,054
Accounts payable	22,227	13,860
Lease liabilities - current portion	1,151	1,845
Long-term debt - current portion	3	29
Total current liabilities	461,594	392,454

Long-term debt, less current portion	662,671	625,425
Deferred tax liabilities	2,224	3,537
Other long-term liabilities	6,968	1,024
Total liabilities	1,133,457	1,022,440

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; 62,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	83,079	78,155
Redeemable noncontrolling interests	47,948	29,424
	131,027	107,579

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 55,421,384 and 54,507,977 issued, 55,323,495 and 54,376,154 outstanding as of December 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	126,873	109,473
Accumulated deficit	(411,405)	(362,881)
Accumulated other comprehensive income	-	288
Total stockholder’s deficit	(284,526)	(253,114)
Total liabilities, mezzanine equity and stockholders’ deficit	$979,958	$876,905

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023

Tour revenues	$771,019	$644,727	$569,543

Operating expenses:
Cost of tours	418,018	362,581	338,211
General and administrative	129,976	121,013	102,596
Selling and marketing	114,716	87,018	71,426
Depreciation and amortization	62,822	52,562	46,711
Total operating expenses	725,532	623,174	558,944

Operating income	45,487	21,553	10,599

Other (expense) income:
Interest expense, net	(45,231)	(45,738)	(45,014)
Gain (loss) on foreign currency	1,077	(1,065)	751
Other income (expense)	409	159	(4,066)
Loss on extinguishment of debt	(23,492)	-	-
Total other expense	(67,237)	(46,644)	(48,329)

Loss before income taxes	(21,750)	(25,091)	(37,730)
Income tax expense	2,475	3,104	3,146

Net loss	(24,225)	(28,195)	(40,876)
Net income attributable to noncontrolling interest	5,496	2,984	4,734
Net loss attributable to Lindblad Expeditions Holdings, Inc.	(29,721)	(31,179)	(45,610)
Series A redeemable convertible preferred stock dividend	4,926	4,641	4,373

Net loss available to stockholders	$(34,647)	$(35,820)	$(49,983)

Weighted average shares outstanding:
Basic	54,970,812	53,817,462	53,256,513
Diluted	54,970,812	53,817,462	53,256,513

Undistributed loss per share available to stockholders:
Basic	$(0.63)	$(0.67)	$(0.94)
Diluted	$(0.63)	$(0.67)	$(0.94)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the years ended December 31,
	2025	2024	2023

Net loss	$(24,225)	$(28,195)	$(40,876)
Other comprehensive loss:
Change in foreign currency translation adjustments	(288)	288	-
Total other comprehensive loss	(288)	288	-
Total comprehensive loss	(24,513)	(27,907)	(40,876)
Less: comprehensive income attributive to non-controlling interest	5,496	2,984	4,734
Comprehensive loss attributable to Lindblad Expeditions Holdings, Inc.	$(30,009)	$(30,891)	$(45,610)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance as of December 31, 2022	53,177,437	$5	$83,850	$(266,530)	$-	$(182,675)
Stock-based compensation	-	-	13,886	-	-	13,886
Net activity related to equity compensation plans	212,645	-	(597)	-	-	(597)
Redeemable noncontrolling interest	-	-	-	(5,695)	-	(5,695)
Series A preferred stock dividend	-	-	-	(4,373)	-	(4,373)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(45,610)	-	(45,610)
Balance as of December 31, 2023	53,390,082	$5	$97,139	$(322,208)	$-	$(225,064)
Stock-based compensation	-	-	9,833	-	-	9,833
Net activity related to equity compensation plans	435,302	1	(1,575)	-	-	(1,574)
Issuance of stock for acquisition	682,593	-	6,000	-	-	6,000
Other comprehensive income, net	-	-	-	-	288	288
Redeemable noncontrolling interest	-	-	(1,924)	(4,853)	-	(6,777)
Series A preferred stock dividend	-	-	-	(4,641)	-	(4,641)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(31,179)	-	(31,179)
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	13,461	-	-	13,461
Net activity related to equity compensation plans	913,407	-	3,939	-	-	3,939
Other comprehensive loss, net	-	-	-	-	(288)	(288)
Redeemable noncontrolling interest	-	-	-	(13,877)	-	(13,877)
Series A preferred stock dividend	-	-	-	(4,926)	-	(4,926)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(29,721)	-	(29,721)
Balance as of December 31, 2025	55,421,384	$6	$126,873	$(411,405)	$-	$(284,526)

The accompanying notes are an integral part of these consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net loss	$(24,225)	$(28,195)	$(40,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,822	52,562	46,711
Amortization of deferred financing costs, net	3,329	3,699	3,368
Amortization of right-to-use lease assets	1,734	893	811
Stock-based compensation	13,461	9,833	13,886
Deferred income taxes	(1,262)	2,052	2,719
(Gain) loss on foreign currency	(1,077)	1,065	(751)
Write-off of unamortized deferred financing costs due to debt extinguishment	7,111	-	3,860
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(11,386)	(1,238)	(3,454)
Unearned passenger revenues	39,516	52,966	7,098
Other long-term assets	(1,787)	(2,037)	(1,871)
Other long-term liabilities	(462)	-	-
Accounts payable and accrued expenses	25,475	1,750	(5,210)
Operating lease liabilities	(1,666)	(995)	(850)
Net cash provided by operating activities	111,583	92,355	25,441

Cash Flows From Investing Activities
Purchases of property and equipment	(47,745)	(33,520)	(29,963)
Acquisitions (net of cash acquired)	(19,522)	(10,559)	-
Sale of securities	-	-	15,163
Net cash used in investing activities	(67,267)	(44,079)	(14,800)

Cash Flows From Financing Activities
Proceeds from long-term debt	675,000	-	275,000
Repayments of long-term debt	(635,036)	(49)	(205,704)
Payment of deferred financing costs	(13,194)	(21)	(7,489)
Proceeds from exercise of options	4,259	-	-
Repurchase under stock-based compensation plans, related tax impacts and noncontrolling interest distributions	(1,465)	(2,974)	(1,128)
Additional acquisition of redeemable noncontrolling interest	-	(16,721)	-
Net cash provided by (used in) financing activities	29,564	(19,765)	60,679
Effect of exchange rate changes on cash	(288)	288	-
Net increase in cash, cash equivalents and restricted cash	73,592	28,799	71,320
Cash, cash equivalents and restricted cash at beginning of period	216,143	187,344	116,024

Cash, cash equivalents and restricted cash at end of period	$289,735	$216,143	$187,344

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$50,766	$49,423	$43,695
Income taxes	3,164	319	711
Non-cash investing and financing activities:
Shares issued in connection with acquisition	-	6,000	-
Non-cash preferred stock dividend	$4,926	$4,641	$4,373
Non-cash recognition of new leases	6,860	-	-
Additional paid-in capital exercise proceeds of option shares	358	145	-
Additional paid-in capital exchange proceeds used for option shares	(358)	(145)	-

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

The Company operates the following reportable business segments:

Lindblad Segment. The Lindblad segment currently operates a fleet of 12 owned expedition ships and 10 seasonal charter vessels (with several other vessels contracted for future expeditions), and primarily provides ship-based expeditions aboard customized, nimble and intimately-scaled vessels that are able to venture where larger cruise ships cannot, thus allowing Lindblad to offer up-close experiences in the planet’s wild and remote places and capitals of culture. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration and the majority of expeditions involve travel to remote places with limited infrastructure and ports, such as Antarctica and the Arctic, or places that are best accessed by a ship, such as the Galápagos Islands, Alaska, Baja California’s Sea of Cortez and Panama, and foster active engagement by guests. The Company has an agreement with National Geographic Partners, LLC (“National Geographic”), which provides for lecturers and National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, to join many of the Company’s expeditions.

Land Experiences Segment. The Land Experiences segment includes the five primarily land-based brands, Natural Habitat, Inc. (“Natural Habitat”), Off the Beaten Path, LLC (“Off the Beaten Path”), DuVine Cycling + Adventure Company (“DuVine”), Classic Journeys, LLC (“Classic Journeys”), and Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), Thomson Safaris Ltd (“Thomson Safaris Tanzania”), and Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”).

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

DuVine Cycling + Adventure Company offers intimate group cycling and adventure tours around the world with local cycling experts as guides, immersive in local cultural, cuisine and high-quality accommodations. International cycling tours include the exotic Costa Rican rainforests, the rocky coasts of Ireland and the vineyards of Spain, while cycling adventures in the United States include cycling beneath the California redwoods, pedaling through Vermont farmland and wine tastings in the world-class vineyards of Napa and Sonoma.

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

Thomson Group offers socially responsible and positively impactful light-treading Tanzanian safaris, industry-leading Kilimanjaro treks, and operates the historic award-winning Gibb’s Farm, an 80-acre sanctuary and high-end lodge located near the Ngorongoro Crater.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company after elimination of all intercompany accounts and transactions. The consolidated financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). The presentation of credit card fee expenses in the consolidated statement of operations of the Company has been reclassified from within general and administrative expense to cost of tours for 2024 and 2023 to conform with the 2025 presentation.

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

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates tour revenues by the sales channel it was derived from:

	For the years ended December 31,
Lindblad Segment	2025	2024	2023
Guest ticket revenue:
Direct (a)	$292,154	$280,245	$255,686
Agencies	136,195	92,809	90,185
Guest ticket revenue	428,349	373,054	345,871
Other tour revenue	67,293	50,252	51,539
Tour revenues	$495,642	$423,306	$397,410

	For the years ended December 31,
Land Experiences Segment	2025	2024	2023
Guest ticket revenue:
Direct (a)	$234,820	$188,161	$146,971
Agencies	27,114	22,385	17,129
Guest ticket revenue	261,934	210,546	164,100
Other tour revenue	13,443	10,875	8,033
Tour revenues	$275,377	$221,421	$172,133
(a)	Direct bookings in the table above are inclusive of affinity group sales, where prior to 2025 affinity sales were tracked separately. In the years ended December 31, 2024 and 2023, affinity sales were $25.5 million and $29.5 million, respectively, for the Lindblad segment, and $3.7 million and $3.1 million, respectively, for the Land Experiences segment.

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

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
Balance as of December 31, 2024	$190,281
Recognized in tour revenues during the period	(741,618)
Additional contract liabilities in period	782,980
Balance as of December 31, 2025	$231,643

Cost of Tours

Cost of tours represents the direct costs associated with revenues during expeditions, trips and tours, including costs of pre- or post-expedition excursions, hotel accommodations, land-based expeditions, air and other transportation expenses and costs of goods and services rendered onboard, payroll and related expenses for shipboard, guides and expedition personnel, food costs for guests and crew, fuel and related costs and other expenses such as land costs, port costs, repairs and maintenance, equipment expense, drydock, ship insurance, charter hire expenses and credit card commissions.

General and Administrative Expense

General and administrative expenses represent the costs of the Company’s administrative functions, and includes salaries and related benefits, professional fees and occupancy costs, shore-side vessel support, and reservations functions.

Selling and Marketing Expense

Selling and marketing expenses include commissions, royalties and a broad range of advertising and marketing expenses. These include advertising costs of direct mail, email, digital media, traditional media, travel agencies and brand websites, as well as costs associated with website development and maintenance, social media and corporate sponsorship costs. Advertising is charged to expense as incurred. Advertising expenses totaled $51.7 million, $39.4 million and $33.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The largest component of advertising expense for each of the years ended December 31, 2025, 2024 and 2023 was online advertising, which totaled $27.4 million, $19.9 million and $17.3 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total in the statements of cash flows:

	As of December 31,
	2025	2024	2023
(In thousands)
Cash and cash equivalents	$256,692	$183,941	$156,845
Restricted cash	33,043	32,202	30,499
Total cash, cash equivalents and restricted cash as presented in the statements of cash flows	$289,735	$216,143	$187,344

Concentration of Currency Risk

The Company maintains cash in several financial institutions in the U.S. and other countries which, at times, may exceed the federally insured limits. Accounts held in the U.S. are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. As of December 31, 2025 and 2024, the Company’s cash held in financial institutions outside of the U.S. amounted to $8.4 million and $7.4 million, respectively.

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

In order to operate guest tour expedition vessels from U.S. ports, the Company is required to either post a performance bond with the Federal Maritime Commission or escrow all unearned guest deposits plus an additional 10% in restricted accounts, up to a maximum of $32.0 million. To satisfy this requirement, the Company entered into an agreement with a financial institution to escrow the required amounts.

Restricted cash consists of the following:

	As of December 31,
	2025	2024
(In thousands)
Federal Maritime Commission and other escrow	$19,186	$18,101
Credit card processor reserves	12,500	12,750
Certificates of deposit and other restricted deposits	1,357	1,351
Total restricted cash	$33,043	$32,202

Prepaid Expenses and Other Current Assets

The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. Prepaid expenses and other current assets consist primarily of prepaid tour expenses, fuel, provisions, gift shop merchandise and other items for resale and other supplies used in the operation of marine expeditions. Fuel, provisions and other supplies are recorded at cost while items for sale are stated at the lower of cost or net realizable value and their cost is determined using the first-in, first-out method. The Company’s prepaid expenses and other current assets consist of the following:

	As of December 31,
	2025	2024
(In thousands)
Prepaid tour expenses	$37,981	$28,585
Other	40,164	33,705
Total prepaid expenses and other current assets	$78,145	$62,290

Property and Equipment, net

Property and equipment is recorded at cost, and the cost of improvements that extend the useful life of property and equipment is capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures, and floor and wall coverings. Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

	Years
Vessels and vessel improvements	15	to	25
Buildings and building improvements	3	to	40
Furniture & equipment		5
Computer hardware and software	5	to	10
Leasehold improvements, including expedition sites and port facilities	Shorter of lease term or related asset life

The ship-based tour and expedition industry is very capital intensive. As of December 31, 2025, the Company owned and operated 12 expedition vessels. The Company has a capital program for the improvement of its vessels and for asset replacements in order to enhance the effectiveness and efficiency of its operations; comply with, or exceed, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and gain strategic benefits or provide newer improved product innovations to its guests.

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

During 2025, the Company made the decision to retire the National Geographic Sea Bird and National Geographic Sea Lion in 2026 and began accelerating the depreciation of the vessels’ remaining net book value through their retirement date.

Goodwill

The Company tests for impairment annually as of September 30, or more frequently if warranted. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. The Company completed the annual impairment test as of September 30, 2025, noting no indication of goodwill impairment. See Note 5—Goodwill and Intangible Assets for further details on the Company’s goodwill.

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

The Company operates four vessels year-round in the Galápagos National Park in Ecuador, the National Geographic Endeavour II with 96 berths, the National Geographic Islander II with 48 berths, the National Geographic Gemini with 48 berths and the National Geographic Delfina with 16 berths. In order to operate these vessels within the park, the Company is required to have in its possession cupos (licenses) sufficient to cover the total available berths on each vessel. The cupos expire in 2042, and have a renewable 20-year term, subject to early termination by the Ecuadorean Province of Galápagos government for non-compliance with the terms of the contract and applicable laws and regulations.

Upon the occurrence of a triggering event, any event or circumstance that indicates that the fair value of the Company’s intangible assets might be below its carrying amount, the assessment of possible impairment of the Company’s intangible assets will be based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. If a quantitative assessment is needed, judgement is required in estimating the future cash flows and fair values of its tradenames, customer lists and operating rights. As of and for the year ended December 31, 2025 and 2024 the Company determined that there were no triggering events regarding its intangible assets.

Long-Lived Asset Impairment Assessment

The Company reviews its long-lived assets, principally its vessels, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset, which is determined by using the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess of the asset’s carrying value over its estimated fair value. If a quantitative assessment is needed, judgment is required in estimating the future cash flows and fair values of its vessels. As of and for the years December 31, 2025 and 2024, the Company determined that there were no triggering events regarding its long-lived assets.

Leases

The Company leases office and warehousing space with lease terms ranging from one to ten years, computer hardware and software and office equipment with lease terms ranging from three to six years and land for safari base camps with terms ranging from 12 to 95 years.

At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured as the present value of future lease payments. The Company’s right-of-use lease assets are recorded in other long-term assets and the Company’s lease liabilities are recorded in lease liabilities-current and other long-term liabilities. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors, determining that its right-to-use lease assets consisted primarily of office space and land operating leases. In determining the right-to-use lease assets and related lease liabilities, the Company did not recognize any lease extension options and elected to exclude leases with terms of 12-months or less. Short-term leases are accounted for monthly over the lease term.

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

Derivative Instruments and Hedging Activities

As of December 31, 2025 and 2024, and for each of the three years ended December 31, 2025, the Company did not have any material derivative instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s operating entities are the U.S. dollar, and the Tanzanian and Kenyan shilling, and the remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses. Adjustments resulting from translating the foreign currency into U.S. dollars are recorded in other comprehensive income.

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

Series A Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock (“Preferred Stock”) is accounted for as a temporary equity instrument. The redemption or conversion of the Preferred Stock into shares of the Company’s common stock is not solely controlled by the Company. On February 3, 2026, the Company converted all 62,000 shares of Preferred Stock into 9,018,763 shares of Common Stock. See Note 12—Stockholders’ Equity and Note 16—Subsequent Event for additional information.

Recently Adopted Accounting Pronouncements

During December 2023, FASB issued ASU 2023-09 ― Income Taxes (Topic 740)–Improvements to Income Tax Disclosures. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance retrospectively on January 1, 2025 for its annual reporting, as required. These amendments increased the Company’s annual disclosures related to income taxes, including specific categories in tax rate reconciliations, additional information for certain reconciling items, tabular reconciliations of both amounts and percentages, as well as other information.

Recent Accounting Pronouncements

During  November 2024, FASB issued ASU 2024-03 ― Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The amendments in this ASU are intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company will adopt this guidance on January 1, 2027, as required. The amendments under this ASU will increase the Company’s disclosures in its notes to consolidated financial statements for certain expense items within the statements of operations.

During September 2025, FASB issued ASU 2025-06 ― Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU seek to better align how internal-use software is being developed with the accounting for capitalization and expensing of costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning within those annual accounting periods, and early adoption is permitted. The Company will early adopt this guidance on January 1, 2026, and is not expected to have a material impact on its consolidated financial statements.

NOTE 3 — EARNINGS PER SHARE

Earnings per common share is computed using the two-class method related to its Preferred Stock. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred a net loss from operations, therefore potential common shares were excluded from the diluted earnings per share calculation. For the year ended December 31, 2025, 0.9 million restricted shares, 1.5 million options and 9.0 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2024, 0.8 million restricted shares, 2.4 million options and 8.4 million common shares issuable upon the conversion of the Preferred Stock were excluded. For the year ended December 31, 2023, 0.8 million restricted shares, 0.2 million options and 8.0 million common shares issuable upon the conversion of the Preferred Stock were excluded.

For the years ended December 31, 2025, 2024 and 2023, the Company calculated earnings per share as follows:

	For the years ended December 31,
	2025	2024	2023
(In thousands, except share and per share data)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	$(29,721)	$(31,179)	$(45,610)
Series A redeemable convertible preferred stock dividend	4,926	4,641	4,373
Undistributed loss available to stockholders	$(34,647)	$(35,820)	$(49,983)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	54,970,812	53,817,462	53,256,513
Total weighted average shares outstanding, diluted	54,970,812	53,817,462	53,256,513

Undistributed loss per share available to stockholders:
Basic	$(0.63)	$(0.67)	$(0.94)
Diluted	$(0.63)	$(0.67)	$(0.94)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net are as follows:

	As of December 31,
	2025	2024
(In thousands)
Vessels and improvements	$846,373	$799,652
Furniture and equipment	76,994	59,132
Land	729	729
Buildings and improvements	2,435	2,435
Leasehold improvements	38	1,425
Total property and equipment, gross	926,569	863,373
Less: Accumulated depreciation	(404,446)	(344,983)
Property and equipment, net	$522,123	$518,390

Total depreciation expense of the Company’s property and equipment for the years ended December 31, 2025, 2024 and 2023 was $60.2 million, $50.5 million and $44.9 million, respectively.

For the year ended December 31, 2025, the Company had $47.7 million in capital expenditures, which primarily includes vessel improvement projects. For the year ended December 31, 2024, the Company had $33.5 million in capital expenditures, which primarily includes vessel improvement projects.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill relates to the acquisition of its Land Experiences Segment subsidiaries, see Note 9—Acquisitions. The following is a rollforward of the Company’s goodwill:

(In thousands)	Land Experiences Segment
Balance as of December 31, 2022	$42,017
Activity	-
Balance as of December 31, 2023	42,017
Acquisitions (a)	16,957
Foreign exchange translation	57
Balance as of December 31, 2024	59,031
Acquisition (b)	1,410
Adjustment	168
Balance as of December 31, 2025	$60,609
(a)	Increase to goodwill relates to the 2024 acquisition of Thomson Group. For additional information, see Note 9—Acquisition.
(b)	Increase to goodwill relates to 2025 immaterial acquisition of safari camp company.

The carrying amounts and accumulated amortization of intangibles, net are as follows:

	As of December 31,
	2025				2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life Remaining (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$14,939	$(4,111)	$10,828	10.9	$14,939	$(2,911)	$12,028
Customer Lists	6,907	(5,659)	1,248	2.0	6,907	(4,517)	2,390
Operating rights (a)	9,829	(5,306)	4,523	16.1	6,529	(5,024)	1,505
Total intangibles, net	$31,675	$(15,076)	$16,599	11.6	$28,375	$(12,452)	$15,923

(a)	Increase to operating rights relates to the 2025 acquisition of Torcatt. For additional information, see Note 9—Acquisition.

Total amortization expense for the years ended December 31, 2025, 2024 and 2023, was $2.6 million, $2.1 million and $1.8 million, respectively.

Future expected amortization expense related to these intangibles are as follows:

Year	Amount
(In thousands)
2026	$1,902
2027	1,423
2028	1,423
2029	1,423
2030	1,423
Thereafter	9,005
$16,599

NOTE 6 — LONG-TERM DEBT

7.00% Notes

On  August 20, 2025, the Company issued $675.0 million aggregate principal amount of 7.00% Notes in a private offering (the “7.00% Notes”). The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on  March 15 and  September 15 of each year. The 7.00% Notes will mature on  September 15, 2030, subject to earlier repurchase or redemption. Of the $675.0 million net proceeds received from the 7.00% Notes, the Company used $667.5 million to prepay in full all outstanding borrowings under its previous 6.75% and 9.00% Notes, pay premiums and fees related to the transaction, and to terminate in full the prior credit agreements and the commitments thereunder. The remainder is being used for general corporate purposes. The 7.00% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 7.00% Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

On  August 20, 2025, the Company amended its senior secured revolving credit facility dated  February 4, 2022 (the “Revolving Credit Facility”), increasing the aggregate principal amount of commitments provided from $45.0 million to $60.0 million, extending the maturity date from  February 2027 to  August 2030, and increasing the letter of credit sub-facility from $10.0 million to a $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by the Company, and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of  December 31, 2025, the Company had no borrowings under the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of December 31, 2025, the Company was in compliance with the covenants currently in effect.

Long-Term Debt Outstanding

As of December 31, 2025 and 2024, long-term debt and other borrowing arrangements consisted of:

	As of December 31, 2025			As of December 31, 2024
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
7.00% Notes	$675,000	$(12,329)	$662,671	$-	$-	$-
6.75% Notes	-	-	-	360,000	(4,576)	355,424
9.00% Notes	-	-	-	275,000	(4,999)	270,001
Other	3	-	3	29	-	29
Total long-term debt	675,003	(12,329)	662,674	635,029	(9,575)	625,454
Less current portion	(3)	-	(3)	(29)	-	(29)
Total long-term debt, non-current	$675,000	$(12,329)	$662,671	$635,000	$(9,575)	$625,425

Future minimum principal payments of long-term debt are as follows:

Year	Amount
(In thousands)
2026	$3
2027	-
2028	-
2029	-
2030	675,000
Thereafter	-
$675,003

For the years ended December 31, 2025 and 2023, the Company recorded deferred financing costs of $13.2 million and $7.5 million, respectively, in long-term debt, amortizing the costs over the term of the financing using the straight-line method. The Company did not record deferred financing costs in the year ended December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, deferred financing costs charged to interest expense were $3.3 million, $3.7 million and $3.4 million, respectively.

On  August 20, 2025, the Company issued the 7.00% Notes, using a portion of the funds received from the 7.00% Notes to repay in full the 6.75% and 9.00% Notes, which resulted in an extinguishment of the previous debt. The extinguishment resulted in a total charge of $23.5 million consisting of a write off of $7.1 million of deferred financing costs and $16.4 million in call premiums to tender the 6.75% and 9.00% Notes.

In 2023, the Company repaid its prior senior secured credit agreements, with the proceeds of the 9.00% Notes and $3.9 million of related deferred financing costs were written-off to other expense.

Letters of Credit

As of December 31, 2025 and 2024, the Company had $1.2 million in letters of credit outstanding with financial institutions. The annual fee for letters of credit is 1.0% of the outstanding balance. The letters of credit are secured by a certificate of deposit maintained at the financial institutions and that mature in November 2025. See Note 10—Commitments and Contingencies for more information.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses and unearned passenger revenue approximate fair value, due to the short-term nature of these instruments. As of December 31, 2025 and 2024, other than derivative instruments and investments in securities, the Company had no other assets or liabilities that were measured at fair value on a recurring basis. The Company estimates the fair value of its long-term debt to be $682.7 million as of December 31, 2025, based on the terms of the agreements and comparable market data.

NOTE 8 — INCOME TAXES

The Company provides for income taxes based on the Federal and state statutory rates on taxable income. U.S. and foreign components of income before incomes taxes are presented below:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Domestic	$(10,168)	$7,093	$(11,630)
Foreign	(11,582)	(32,184)	(26,100)
Total	$(21,750)	$(25,091)	$(37,730)

The income tax expense (benefit) is comprised of the following:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Current
Federal	$1,083	$316	$-
State	685	52	218
Foreign — Other	1,969	984	209
Total current	3,737	1,352	427
Deferred
Federal	(826)	842	1,492
State	(438)	298	625
Foreign — Other	2	612	602
Total deferred	(1,262)	1,752	2,719
Income tax expense	$2,475	$3,104	$3,146

A reconciliation of the U.S. federal statutory income tax (benefit) expense to the Company’s effective income tax provision is as follows:

	For the years ended December 31,
	2025		2024		2023
(In thousands)
Tax provision at statutory rate – federal	$(4,567)	21.0%	$(5,269)	21.0%	$(7,923)	21.0%
Tax provision at effective state and local rates (a)	103	(0.5%)	340	(1.4%)	800	(2.1%)
Nontaxable or nondeductible items
Executive compensation	2,202	(10.1%)	1,194	(4.8%)	1,884	(5.0%)
Impact of Consolidated Partnerships	(345)	1.6%	-	0.0%	-	0.0%
Other	(102)	0.5%	(174)	0.7%	(262)	0.7%
Foreign tax effects
Cayman Islands	3,301	(15.2%)	7,966	(31.7%)	6,257	(16.6%)
Ecuador	341	(1.6%)	459	(1.8%)	36	(0.1%)
Italy	350	(1.6%)	-	0.0%	-	0.0%
Tanzania	399	(1.8%)	95	(0.4%)	-	0.0%
Other foreign jurisdictions	13	(0.1%)	-	0.0%	-	0.0%
Uncertain tax provisions
Change in valuation allowance	1,409	(6.5%)	(1,817)	7.2%	2,548	(6.8%)
Effect of changes in tax laws or rates enacted in current period	(993)	4.6%	-	0.0%	-	0.0%
Effect of cross-border tax laws	226	(1.0%)	(18)	0.1%	-	0.0%
Tax credits	-	0.0%	-	0.0%	33	(0.1%)
Other	138	(0.7%)	328	(1.3%)	(227)	0.7%
Total effective income tax rate	$2,475	(11.4%)	$3,104	(12.4%)	$3,146	(8.3%)
(a)	State taxes for New York and Massachusetts make up the majority of the tax effect in this category.

The Company, through its subsidiaries and affiliated entities in the U.S., the Cayman Islands, Ecuador, Kenya, Tanzania, France and Italy are subject to US Federal and US state income taxes, and Ecuadorian, Kenyan, Tanzanian, French and Italian Federal income taxes. The Cayman Islands do not impose federal or local income taxes. The movement in the effective tax rate related to the foreign tax rate differential is driven by a change in the jurisdictional mix of the foreign earnings and smaller consolidated pre-tax losses in 2025.

Deferred tax assets (liabilities), net, are comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$18,475	$21,564
Disallowed interest carryforward	22,399	18,256
Other	1,865	1,209
Valuation allowance	(23,883)	(23,362)
Total net deferred assets	18,856	17,667
Deferred tax liabilities:
Property and equipment	(17,115)	(19,111)
Other	(821)	(1,160)
Total net deferred liabilities	(17,936)	(20,271)
Deferred tax assets (liabilities)	$920	$(2,604)

Deferred tax assets and liabilities are recorded on the consolidated balance sheet based on tax jurisdictions. For the years ended December 31, 2025 and 2024, the Company has recorded deferred tax assets of $3.1 million and $0.9 million, respectively, within other long-term assets, and for the years ended December 31, 2025 and 2024, a deferred tax liability of $2.2 million and $3.5 million, respectively.

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The majority of the valuation allowance relates to interest and loss carryforwards created in the United States due to a recent history of losses in this jurisdiction. Management continues to assess whether a valuation allowance is required and if the Company becomes cumulatively profitable over a three year period in the United States, this may represent sufficient positive evidence to release the majority of the valuation allowance.

The Company has deferred tax assets related to U.S. federal loss carryforwards of $59.7 million as of December 31, 2025, with an indefinite carryforward period. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

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

The Company paid the following income taxes in 2025:

For the year ended December 31,
(In thousands)	2025
Federal	$850
Tanzania	496
New York State	370
Italy	345
Ecuador	737
Other	366
Total income taxes paid, net	$3,164

As of December 31, 2025 and 2024, the Company had no unrecognized tax positions. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2025, 2024 and 2023, interest and penalties included in income tax expense related to unrecognized tax benefits and/or uncertain tax positions were insignificant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there is a foreign jurisdiction tax audit in progress, and no U.S. federal or state tax audits pending. The Company’s corporate U.S. federal tax returns for the current year and seven prior years, and state tax returns for the current year and the nine prior years, remain subject to examination by tax authorities and the Company’s foreign tax returns for the current year and the five prior years remain subject to examination by tax authorities.

On  July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the treatment of the deductibility of interest. Of the provisions in the bill, the deductibility of interest is the most impactful to the Company and has been reflected in the Company’s tax provision. The Company will continue to assess the OBBB for its potential impact on the Company’s consolidated financial statements.

NOTE 9 — ACQUISITION

On January 9, 2025, the Company completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, expanding the Company’s vessels and guest capacity in one of its core markets, for which the Company paid $16.0 million in cash. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. Acquisition related costs for the year ended December 31, 2025, and 2024 was $0.2 million and $0.9 million, respectively, and are included in general and administrative expenses. The Company recorded $3.3 million in intangible assets related to Galápagos Islands cupos operating rights, $12.1 million of acquired vessels, $1.7 million in other assets, net, and a $1.1 million gain in other income, related to the acquisition. The Company believes that the purchase gain resulted due to regulatory limitations and restrictions on the ability to operate within the Galápagos Islands national park and the seller’s shift in focus regarding operating in the region. Expeditions operated in the Galápagos Islands by Torcatt Enterprises Limitada are marketed and sold through the Company’s channels and managed by the Company’s Ecuadorian operations. Revenue and operating income contributed by the acquisition during the year ended  December 31, 2025 were not material.

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

Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, retains a 9.9% noncontrolling interest in Natural Habitat, which is subject to a put/call arrangement, amended May 2020,  December 2022 and July 2025. Mr. Bressler exercised a first put option in April 2024, that enabled him to sell 9.95% interest in Natural Habitat to the Company, valued as of  December 31, 2023, for $15.2 million, increasing the Company’s ownership of Natural Habitat to 90.1%. Mr. Bressler has a put right which may be exercised annually, up to 50% in any given year, for so long as Mr. Bressler holds any interest in Natural Habitat, that enables him, but does not obligate him, that under certain conditions, to sell his remaining interest in Natural Habitat to the Company, valued as of  December 31 of that year of exercise. The Company has a call option, but not an obligation, under which it can acquire Mr. Bressler’s remaining interest at a similar fair value measure as Mr. Bressler’s put option, subject to a call purchase price minimum.

Mr. Lawrence, President of Off the Beaten Path, through a combination of his original minority interest and the profit interest units he received pursuant to the acquisition in 2021, retains a 19.9% noncontrolling interest in Off the Beaten Path, which is subject to a put/call arrangement, as amended October 2025. Mr. Lawrence has a put option, as amended, beginning January 1, 2029 and until December 31, 2032, that under certain conditions, enables him, but does not obligate him, to sell to the Company up to 25% of his remaining interest in Off the Beaten Path, in each of those four calendar years, provided that if the put right is not exercised in any year, it shall roll over and increase the following year’s eligible put right percentage accordingly. The Company’s call option  may be exercised on or after December 31, 2029, with an expiration of  December 31, 2032, under which it can acquire Mr. Lawrence’s remaining interest at a similar fair value measure as Mr. Lawrence’s put option.

Mr. Levine, founder of DuVine, retains a 25% noncontrolling interest in DuVine, which is subject to a put/call arrangement that was amended in January 2026. During April 2024, the Company exercised a portion of its call option on DuVine, acquiring an additional 5% of the business and increased its total ownership of DuVine to 75%, for $1.5 million. Mr. Levine has a put option, that under certain conditions and subject to providing notice by  January 31, 2028 (the “Amended Initial Notice Date”), enables him, but does not obligate him, to sell half (the “50% Put Right”) or all of his remaining interest in DuVine to the Company, valued as of  December 31, 2027, provided, however, that if DuVine does not provide notice of exercise of its put right by January 31, 2028, then DuVine may not exercise its put right until the following year, and, provided, further, that DuVine’s right to put all of his remaining interest to the Company is a one-time right that may only be exercised by providing notice by the Amended Initial Notice Date. Mr. Levine’s right to put any remaining interests to the Company beginning December 31, 2028 and thereafter, Mr. Levine’s put right shall be limited to the 50% Put Right until Mr. Levine no longer retains any ownership interest in DuVine. The Company has an amended first call option, commencing December 31, 2027 and every year thereafter until Mr. Levine no longer retains any ownership interest in DuVine, to acquire an additional 50% of Mr. Levine’s retained ownership interests in Duvine, under which it can acquire Mr. Levine’s remaining interest at a similar fair value measure as Mr. Levine’s put option, subject to a call purchase price minimum.

Mr. and Mrs. Piegza, co-founders of Classic Journeys, retain a 19.9% noncontrolling interest in Classic Journeys, which is subject to a put/call arrangement. Mr. and Mrs. Piegza have a put option that under certain conditions, and subject to providing notice by November 13, 2026, that enables them, but does not obligate them, to sell their remaining interest in Classic Journeys to the Company, valued as of the fiscal quarter prior to the put notice. The Company has a call option, but not an obligation, under which it can acquire Mr. and Mrs. Piegza’s remaining interest at a similar fair value measure as Mr. and Mrs. Piegza’s put option.

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

The following is a rollforward of the redeemable noncontrolling interest:

	For the years ended December 31,
	2025	2024	2023
(In thousands)
Beginning balance	$29,424	$37,784	$27,886
Net income attributable to noncontrolling interest	5,496	2,984	4,734
Redemption value adjustment of put option	13,877	4,853	5,695
Distribution	(1,145)	(1,400)	(531)
Acquired businesses᾽ noncontrolling interest	296	-	-
Redemption of put and/or call options	-	(14,797)	-
Ending balance	$47,948	$29,424	$37,784

Lease Commitments

The Company leases office space, land for safari base camps and equipment under long-term leases, which are classified as operating leases. As of December 31, 2025, the Company’s remaining weighted average operating lease terms were approximately 11.3 years. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2025 is as follows:

(In thousands)	Operating Lease Payments
2026	$1,126
2027	1,825
2028	1,456
2029	1,480
2030	874
Thereafter	3,083
Present value discount (18% weighted average)	(1,816)
Total	$8,028

Lease expense was $3.1 million, $2.6 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded within general and administrative expenses.

Brand License Agreement – National Geographic

The Company is party to a brand license agreement with National Geographic through 2040, which includes a co-selling and co-marketing arrangement through which National Geographic promotes the Company’s offerings in its marketing campaigns across web-based, email, print and other marketing platforms and distributes the Company’s expeditions through the Disney Signature Experiences platform and also allows the Company to use the National Geographic name and logo. In return for these rights, the Company is charged a royalty fee, which is included within selling and marketing expense. The fee is calculated based upon a percentage of substantially all ticket revenues, less travel agent commission, including the revenues received from cancellation fees and any revenues received from the sale of pre- and post-expedition extensions. Beginning in 2026, the agreement has minimum royalties that increase annually through the end of the agreement term, which based on current performance are expected to be exceeded. Prior to 2024, the Company operated under its former alliance and license agreement with National Geographic, where National Geographic sold the Company’s expeditions through its internal travel division in return for a commission fee and also allowed the Company to use the National Geographic name and logo in return for a royalty fee. Both the commission and royalty fees were recorded within selling and marketing expense.

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions, and with third parties to provide chartered air service for guests and crew on certain of its expeditions.

Future minimum payments on its charter agreements are as follows:

For the years ended December 31,	Amount
(In thousands)
2026	$15,504
2027	13,572
2028	4,285
2029	4,413
Total	$37,774

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

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k)-profit sharing plan and trust for its employees. The Company matched 30% in 2025, 2024 and 2023, respectively, of employee contributions up to a per employee annual maximum of $2,400 for 2025, 2024 and 2023. The Company’s 401(k) plan contributions amounted to $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded within general and administrative expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Company Stock

The Company has 1,000,000 shares of preferred stock authorized, $0.0001 par value and 200,000,000 shares of common stock authorized, $0.0001 par value.

Preferred Stock

On August 31, 2020, the Company issued and sold 85,000 shares of Series A Redeemable Convertible Preferred Stock, par value of $0.0001, (“Preferred Stock”) for $1,000 per share for gross proceeds of $85.0 million. As of December 31, 2024, 62,000 shares of Preferred Stock were outstanding. The Preferred Stock had senior and preferential ranking to the Company’s common stock. The Preferred Stock was entitled to cumulative dividends of 6.00% per annum, and for the first two years, the dividends were required to be paid-in-kind. After the second anniversary of the issuance date, the dividends were permitted to be paid-in-kind or be paid in cash at the Company’s option. During 2025, the Company continued to pay dividends in-kind. The Preferred Stock was convertible at any time, at the holder’s election, into a number of shares of common stock of the Company equal to the quotient obtained by dividing the then-current accrued value by the conversion price of $9.50. The Company had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. This VWAP threshold was satisfied on January 16, 2026. On January 20, 2026, the Company issued a Notice of Conversion (the “Conversion Notice”) to each holder of the Company’s Preferred Stock, providing that the Company intended to exercise its right, pursuant to the terms of the Certificate of Designations the Preferred Stock (“Certificate of Designations”), to effect a mandatory conversion (the “Mandatory Conversion”) of all of the shares of Preferred Stock. The Company established the effective date of the Mandatory Conversion as February 3, 2026, at which time, all 62,000 outstanding shares of Preferred Stock were converted into 9,018,763 shares of Common Stock, in accordance with the terms of the Certificate of Designations.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $4.9 million, $4.6 million and $4.4 million, respectively, in accrued dividends for Preferred Stock. As of December 31, 2025, the Preferred Stock could be converted at the option of the holders into 8,966,460 shares of the Company’s common stock.

Stock Repurchase Plan

In 2016, the Company’s Board of Directors approved a $15.0 million increase to the Company’s existing stock and warrant repurchase plan (“Repurchase Plan”), to $35.0 million. This Repurchase Plan authorizes the Company to purchase from time to time the Company’s outstanding common stock and previously outstanding warrants. Any shares purchased are retired. The Repurchase Plan has no time deadline and will continue until otherwise modified or terminated at the sole discretion of the Company’s Board of Directors. The repurchases exclude shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. Since the Repurchase Plan inception, the Company has cumulatively repurchased 875,218 shares of common stock for $8.3 million and 6,011,926 warrants for $14.7 million, as of December 31, 2025. All repurchases were made using cash resources. The balance available for the Repurchase Plan as of December 31, 2025 was $12.0 million

NOTE 13 — STOCK-BASED COMPENSATION

The Company’s 2021 Long-Term Incentive Plan, approved by the Company’s compensation committee in 2021 and amended in June 2025, authorizes restricted time and performance awards and stock options to key employees. The Company's stock-based compensation program is a long-term retention program that provides for the grant of options, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock or units (“PSUs”) and/or market stock units (“MSUs”) to attract, retain and provide incentives for directors, officers and employees. The maximum number of shares reserved for the grant of awards under the plan is 9.3 million, with approximately 5.8 million shares available as of December 31, 2025. The Company settles stock-based awards with newly issued shares.

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

Long-Term Incentive Compensation

See the following table for a summary of PSU, restricted stock, RSU and MSU activity.

	Performance-based Stock Units		Restricted Stock and Restricted Stock Units		Market-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	83,422	$9.44	674,243	$9.60	9,392	$15.08
Granted	114,023	9.27	604,903	10.83	115,000	11.86
Vested and released	-	-	(410,810)	9.50	(6,255)	15.08
Forfeited	(76,496)	9.39	(179,638)	9.76	(3,137)	15.08
Balance, December 31, 2025	120,949	9.31	688,698	10.70	115,000	11.86

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

	Stock Option Grants
	2024	2023
Exercise price	$7.40 - 8.44	$9.56
Dividend yield	0.00%	0.00%
Expected volatility	64.6 - 77.8%	64.6%
Risk-free interest rate	3.63 - 4.48%	3.63%
Expected term in years	5.0 - 6.25	6.25

The following table is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	2,419,777	$8.77	9.0	$7,910,071
Exercised	(618,091)	8.44
Forfeited	(325,114)	8.75
Options outstanding as of December 31, 2025	1,476,572	8.91	7.0	$8,135,464

	As of December 31, 2025
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and/or expected to vest	1,476,572	$8.91	7.0	$8,135,464
Options exercisable	1,226,572	9.04	6.8	6,596,464

During the year ended December 31, 2025, 618,091 options with an intrinsic value of $3.3 million were exercised, and during the year ended December 31, 2024, 263,000 options with an intrinsic value of $0.3 million were exercised. No options were exercised during the year ended December 31, 2023.

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $13.5 million, $9.8 million and $13.9 million, respectively, and is included in general and administrative expenses. The Company recognized no income tax benefits for stock-based compensation plans for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, unrecognized stock-based compensation expense was $13.0 million. This amount is expected to be recognized over a weighted average period of approximately 1.8 years.

Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler with an equity incentive opportunity, established in 2016, to earn an award of options based on the long-term future financial performance of Natural Habitat. During 2025, the award was modified to extend the performance period from December 31, 2025, to December 31, of any given year that Mr. Bressler exercises his put right (see Note 10—Commitments and Contingencies), aligning the percentage of the option award to be granted each year with the percentage of put exercised by Mr. Bressler.

The equity incentive opportunity award, as amended, is based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, exceeds $25.0 million, effective as of the preceding  December 31, of any given year that Mr. Bressler exercises his put right, Mr. Bressler will be granted options with a fair value equal to 5.05% of such excess in proportion to the percentage of the put option exercised. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat divided by the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the issuance of the options, its volatility and an appropriate risk-free rate. The options will be vested as of the issuance date and have a term of ten years.

During the three months ended  March 31, 2024, Mr. Bressler exercised a right to elect to receive 50% of such award early under the previous agreement, which was calculated based on performance through  December 31, 2023. As a result of the early exercise, during the three months ended  March 31, 2024, the Company issued 1.3 million fully vested options to Mr. Bressler. In 2023, the Company determined it was probable the performance condition would be met related to the 2023 portion of the previous award and recorded all expense related to it. The performance condition related to the remaining equity incentive opportunity of the previous award through  December 31, 2025 was also deemed probable in 2023 and the Company has recorded the related expense on a straight-line basis through December 31, 2025. Expense related to the incremental fair value measured on the 2025 modification date of the award will be recognized when Mr. Bressler exercises the put and option award and the performance condition is deemed probable. For the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense related to this award was $4.2 million, $3.2 million and $8.0 million, respectively, reflecting the long-term growth and strong performance of the business. As of December 31, 2025, the unrecognized expense related to this award was $5.1 million.

Additionally, Mr. Bressler’s employment agreement, as amended, provides a one-time equity incentive opportunity, granted in 2022, to earn an award of Company stock based on the financial performance of the Land Experiences segment businesses that Mr. Bressler manages over a defined performance period ending December 31, 2025, as defined in Mr. Bressler’s employment agreement, as amended, under the managed business value creation. The Company determined that it was probable that the performance condition for this award would be met. For the year ended  December 31, 2025, the Company recorded $4.0 million in stock-compensation expense related to this award.

NOTE 14 — SEGMENT INFORMATION

The Company’s Chief Executive Officer is also its chief operating decision maker, or CODM. The CODM assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company organized them around the nature of services provided and other relevant factors.

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

The Company evaluates the performance of its business segments based largely on tour revenues and operating income, without allocating other income and expenses, net, income taxes and interest expense, net. For the years ended December 31, 2025, 2024 and 2023, reportable segment operating results were as follows:

	For the years ended December 31,
	2025	2024	2023
(In thousands)
Tour revenues:
Lindblad	$495,642	$423,306	$397,410
Land Experiences	275,377	221,421	172,133
Total tour revenues	$771,019	$644,727	$569,543
Operating income:
Lindblad	$7,055	$(2,928)	$(8,692)
Land Experiences	38,432	24,481	19,291
Operating income	$45,487	$21,553	$10,599

The following table presents the Lindblad segment expenses:

	For the years ended December 31,
	2025	2024	2023
(In thousands)
Tour revenues	$495,642	$423,306	$397,410

Cost of tours	258,679	230,075	233,247
General and administrative	83,731	79,995	72,170
Selling and marketing	89,286	67,731	57,334
Depreciation and amortization	56,891	48,433	43,351
Operating income	$7,055	$(2,928)	$(8,692)

The following table presents the Land Experiences segment expenses:

	For the years ended December 31,
	2025	2024	2023
(In thousands)
Tour revenues	$275,377	$221,421	$172,133

Cost of tours	159,339	132,506	104,964
General and administrative	46,245	41,018	30,426
Selling and marketing	25,430	19,287	14,092
Depreciation and amortization	5,931	4,129	3,360
Operating income	$38,432	$24,481	$19,291

Intercompany tour revenues between the Lindblad and Land Experiences segments are eliminated in consolidation and in the presentation above for the years ended December 31, 2025, 2024 and 2023 were $9.8 million, $6.6 million and $7.9 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Lindblad segment had $40.2 million, $30.0 million, $28.6 million and $34.3 million of capital expenditures, respectively, and the Land Experiences segment had $7.5 million, $3.5 million and $2.6 million of capital expenditures, respectively.

Depreciation and amortization expense is included in segment operating income as shown below:

	For the years ended December 31,
	2025	2024	2023
(In thousands)
Depreciation and amortization:
Lindblad:
Depreciation	$56,609	$48,345	$43,263
Amortization	282	88	88
Land Experiences:
Depreciation	3,586	2,131	1,641
Amortization	2,345	1,998	1,719
Total depreciation and amortization	$62,822	$52,562	$46,711

The following table presents the Company’s total assets, intangibles, net and goodwill by segment:

	As of December 31,
	2025	2024
(In thousands)
Total Assets:
Lindblad	$711,211	$667,799
Land Experiences	268,747	209,106
Total assets	$979,958	$876,905

Intangibles, net:
Lindblad	$4,523	$1,505
Land Experiences	12,076	14,418
Total intangibles, net	$16,599	$15,923

Goodwill:
Lindblad	$-	$-
Land Experiences	60,609	59,031
Total goodwill	$60,609	$59,031

NOTE 15 — REORGANIZATION

In December 2024 and January 2025, the Company appointed a new Chief Financial Officer and Chief Executive Officer. This leadership transition initiated a comprehensive review of the Company’s organizational structure, senior leadership roles, and operating model, with the objective of aligning the organization with the Company’s revised strategic priorities and operating framework. Following the announcement of new leadership, management undertook a series of coordinated organizational actions focused primarily on senior and key leadership positions. These actions were intended to realign responsibilities and establish a leadership structure consistent with the new strategic direction. While a formal reorganization was announced in September 2025, the organizational realignment was executed over a defined transition period following the leadership announcement and reflected a single, leadership-driven restructuring initiative rather than routine or ongoing workforce management. During the defined reorganization period, the Company incurred severance and termination benefits primarily associated with the restructuring of senior and key leadership roles. These actions were structural in nature and directly attributable to the implementation of the revised organizational structure initiated by the new leadership team. The Company incurred $2.5 million in reorganizational costs, related to severance and other termination benefits. The severance and termination benefits incurred during this period were incremental and non-recurring. These costs would not have been incurred absent the leadership transition and related organizational realignment and are not indicative of the Company’s ongoing cost structure or normal operating activities.

NOTE 16 — SUBSESQUENT EVENT

On January 20, 2026, the Company issued a Notice of Conversion (the “Conversion Notice”) to each holder of the Preferred Stock, providing that the Company intended to exercise its right, pursuant to the terms of the Certificate of Designations the Preferred Stock (“Certificate of Designations”), to effect a mandatory conversion (the “Mandatory Conversion”) of all the shares of Preferred Stock. The Company established the effective date of the Mandatory Conversion as February 3, 2026, at which time, all 62,000 shares of Preferred Stock were converted into 9,018,763 shares of Common Stock, in accordance with the terms of the Certificate of Designations.