Form 10-Q
period 2026-03-31
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2026-05-05
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4749725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 W 42nd Street, Suite 22 B3, New York, New York, 10036

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

As of April 27, 2026, 65,571,318 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2026

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$275,012	$256,692
Restricted cash	46,067	33,043
Prepaid expenses and other current assets	63,673	78,145
Total current assets	384,752	367,880

Property and equipment, net	511,764	522,123
Goodwill	60,609	60,609
Intangibles, net	16,031	16,599
Other long-term assets	14,026	12,747
Total assets	$987,182	$979,958

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$399,156	$361,481
Accrued expenses	47,497	76,732
Accounts payable	24,981	22,227
Lease liabilities - current portion	1,486	1,151
Long-term debt - current portion	-	3
Total current liabilities	473,120	461,594

Long-term debt, less current portion	663,217	662,671
Deferred tax liabilities	227	2,224
Other long-term liabilities	7,445	6,968
Total liabilities	1,144,009	1,133,457

Commitments and contingencies	-	-
Series A redeemable convertible preferred stock, 165,000 shares authorized; no shares issued and outstanding as of March 31, 2026, 62,000 shares issued and outstanding as of December 31, 2025	-	83,079
Redeemable noncontrolling interests	33,298	47,948
	33,298	131,027

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2025	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 65,550,401 and 55,421,384 issued, 65,452,512 and 55,323,495 outstanding as of March 31, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	218,809	126,873
Accumulated deficit	(408,941)	(411,405)
Total stockholders' deficit	(190,125)	(284,526)
Total liabilities, mezzanine equity and stockholders’ deficit	$987,182	$979,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2026	2025

Tour revenues	$208,013	$179,721

Operating expenses:
Cost of tours	106,743	92,848
General and administrative	32,047	32,722
Selling and marketing	35,936	28,242
Depreciation and amortization	17,672	15,295
Total operating expenses	192,398	169,107

Operating income	15,615	10,614

Other (expense) income:
Interest expense, net	(10,579)	(11,630)
(Loss) gain on foreign currency	(269)	542
Other income (expense)	58	(1)
Total other expense	(10,790)	(11,089)

Income (loss) before income taxes	4,825	(475)
Income tax benefit	(1,226)	(1,486)

Net income	6,051	1,011
Net loss attributable to noncontrolling interest	(449)	(150)
Net income attributable to Lindblad Expeditions Holdings, Inc.	6,500	1,161
Series A redeemable convertible preferred stock dividend	497	1,204
Net income (loss) available to stockholders	$6,003	$(43)

Weighted average shares outstanding:
Basic	60,247,385	54,623,008
Diluted	61,113,044	54,623,008

Undistributed income (loss) per share available to stockholders:
Basic	$0.10	$(0.00)
Diluted	$0.09	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025

Net income	$6,051	$1,011
Other comprehensive income:
Change in foreign currency translation adjustments	-	6
Total other comprehensive income	-	6
Total comprehensive income	6,051	1,017
Less: comprehensive loss attributive to noncontrolling interest	(449)	(150)
Comprehensive income attributable to Lindblad Expeditions Holdings, Inc.	$6,500	$1,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders̛
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	55,421,384	$6	$126,873	$(411,405)	$(284,526)
Stock-based compensation	-	-	1,746	-	1,746
Net activity related to equity compensation plans	1,110,254	-	5,670	-	5,670
Conversion of preferred shares	9,018,763	1	83,575	-	83,576
Redeemable noncontrolling interest	-	-	945	(3,539)	(2,594)
Series A preferred stock dividend	-	-	-	(497)	(497)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	6,500	6,500
Balance as of March 31, 2026	65,550,401	$7	$218,809	$(408,941)	$(190,125)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	3,727	-	-	3,727
Net activity related to equity compensation plans	191,445	-	(7)	-	-	(7)
Other comprehensive income, net	-	-	-	-	6	6
Redeemable noncontrolling interest	-	-	-	(2,792)	-	(2,792)
Series A preferred stock dividend	-	-	-	(1,204)	-	(1,204)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	1,161	-	1,161
Balance as of March 31, 2025	54,699,422	$6	$113,193	$(365,716)	$294	$(252,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$6,051	$1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,672	15,295
Amortization of deferred financing costs, net	662	924
Amortization of right-to-use lease assets	767	440
Stock-based compensation	1,746	3,727
Deferred income taxes	(1,997)	(1,395)
Loss (gain) on foreign currency	269	(542)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	14,472	2,796
Unearned passenger revenues	37,675	36,190
Other long-term assets	(539)	(875)
Accounts payable and accrued expenses	(26,750)	(8,717)
Operating lease liabilities	(554)	(455)
Net cash provided by operating activities	49,474	48,399

Cash Flows From Investing Activities
Purchases of property and equipment	(6,886)	(13,415)
Acquisitions (net of cash acquired)	-	(15,582)
Net cash used in investing activities	(6,886)	(28,997)

Cash Flows From Financing Activities
Repayments of long-term debt	(3)	(10)
Payment of deferred financing costs	(116)	-
Proceeds from exercise of options	6,603	-
Repurchase under stock-based compensation plans, related tax impacts	(1,072)	(7)
Additional acquisition of redeemable noncontrolling interest	(16,586)	-
Noncontrolling interest distributions	(70)	(310)
Net cash used in financing activities	(11,244)	(327)
Effect of exchange rate changes on cash	-	6
Net increase in cash, cash equivalents and restricted cash	31,344	19,081
Cash, cash equivalents and restricted cash at beginning of period	289,735	216,143

Cash, cash equivalents and restricted cash at end of period	$321,079	$235,224

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$26,953	$12,261
Income taxes	285	416
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$497	$1,204
Non-cash recognition of new leases	1,366	-
Additional paid-in capital exercise proceeds of option shares	(933)	-
Additional paid-in capital exchange proceeds used for option shares	933	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Lindblad”) mission is to offer life-changing adventures around the world and pioneering innovative ways to allow its guests to connect with exotic and remote places. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

The Company currently operates the following two reportable business segments:

Lindblad Segment. The Lindblad segment primarily provides ship-based expeditions.

Land Experiences Segment. The Land Experiences segment primarily provides land-based adventure experiences.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information and include the accounts and transactions of the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for the periods presented. Operating results for the periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonality and other factors. Certain information and note disclosures normally included in the consolidated financial statements in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated in these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026 (the “2025 Annual Report”).

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2025 Annual Report.

Recently Adopted Accounting Pronouncements

During  September 2025, FASB issued ASU 2025-06 ― Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU improve the alignment between the development of internal-use software and accounting for capitalization and expensing of costs. The Company adopted this guidance on  January 1, 2026, and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

During  November 2024, FASB issued ASU 2024-03 ― Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The amendments in this ASU are intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU  may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. The Company will adopt this ASU for its annual consolidated financial statements on  January 1, 2027, as required, and is currently evaluating the impact of the new guidance on the related disclosures of its consolidated financial statements.

NOTE 2—EARNINGS PER SHARE

Earnings (loss) per Common Share

For the three months ended March 31, 2026, earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2025, earnings (loss) per common share was computed using the two-class method related to the Company’s Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”), prior to its conversion into common shares on February 3, 2026. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the three months ended March 31, 2025, the Company incurred a net loss available to stockholders, therefore potential common shares were excluded from the diluted earnings per share calculation as being anti-dilutive, and basic and diluted net loss per share is the same in the period. For the three months ended March 31, 2025, 0.8 million unvested restricted shares, 1.7 million shares issuable upon exercise of options and 8.6 million common shares issuable upon the conversion of the Preferred Stock, were excluded. On February 3, 2026, the Company caused all 62,000 outstanding shares of Preferred Stock to be converted into 9,018,763 shares of common stock, see Note 7—Stockholders’ Equity for additional information.

Earnings (loss) per share was calculated as follows:

	For the three months ended March 31,
	2026	2025
	(unaudited)
(In thousands, except share and per share data)
Net income attributable to Lindblad Expeditions Holdings, Inc.	$6,500	$1,161
Series A redeemable convertible preferred stock dividend	497	1,204
Undistributed income (loss) available to stockholders	$6,003	$(43)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	60,247,385	54,623,008
Dilutive potential common shares	545,749	-
Dilutive potential options	319,910	-
Total weighted average shares outstanding, diluted	61,113,044	54,623,008

Undistributed income (loss) per share available to stockholders:
Basic	$0.10	$(0.00)
Diluted	$0.09	$(0.00)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenue when received and are subsequently recognized as tour revenue over the duration of the expedition. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2025	$231,643
Recognized in tour revenues during the period	(194,871)
Additional contract liabilities in period	206,226
Balance as of March 31, 2026	$242,998

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segments’ tour revenues by the sales channel it was derived from:

	For the three months ended March 31,
Lindblad Segment	2026	2025
(In thousands)	(unaudited)
Guest ticket revenue:
Direct	$84,316	$78,854
Agencies	39,868	33,795
Guest ticket revenue	124,184	112,649
Other tour revenue	28,305	18,459
Tour revenues	$152,489	$131,108

	For the three months ended March 31,
Land Experiences Segment	2026	2025
(In thousands)	(unaudited)
Guest ticket revenue:
Direct	$45,437	$41,672
Agencies	5,500	4,004
Guest ticket revenue	50,937	45,676
Other tour revenue	4,587	2,937
Tour revenues	$55,524	$48,613

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash and cash equivalents and restricted cash to the statement of cash flows:

	As of March 31,
	2026	2025
(In thousands)	(unaudited)
Cash and cash equivalents	$275,012	$188,854
Restricted cash	46,067	46,370
Total cash, cash equivalents and restricted cash as presented in the statements of cash flows	$321,079	$235,224

Restricted cash consists of the following:

	As of March 31, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Federal Maritime Commission and other escrow	$32,082	$19,186
Credit card processor reserves	12,500	12,500
Certificates of deposit and other restricted deposits	1,485	1,357
Total restricted cash	$46,067	$33,043

Prepaid expenses and other current assets are as follows:

	As of March 31, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Prepaid tour expenses	$36,548	$37,981
Other	27,125	40,164
Total prepaid expenses and other current assets	$63,673	$78,145

NOTE 5—LONG-TERM DEBT

	As of March 31, 2026			As of December 31, 2025
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
7.00% Notes	$675,000	$(11,783)	$663,217	$675,000	(12,329)	$662,671
Other	-	-	-	3	-	3
Total long-term debt	675,000	(11,783)	663,217	675,003	(12,329)	662,674
Less current portion	-	-	-	(3)	-	(3)
Total long-term debt, non-current	$675,000	$(11,783)	$663,217	$675,000	$(12,329)	$662,671

For the three months ended March 31, 2026 and 2025, $0.7 million and $0.9 million, respectively, of deferred financing costs were charged to interest expense.

7.00% Notes

The Company has $675.0 million aggregate principal 7.00% Notes (the “7.00% Notes”) outstanding. The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on  March 15 and  September 15 of each year. The 7.00% Notes will mature on  September 15, 2030, subject to earlier repurchase or redemption. The 7.00% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 7.00% Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”), with an aggregate principal commitment amount of $60.0 million, which matures  August 2030, with a letter of credit sub-facility of $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of  March 31, 2026, the Company had no borrowings under the Revolving Credit Facility.

Covenants

The Company’s 7.00% Notes and Revolving Credit Facility contain covenants that include, among others, limits on additional indebtedness and making certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and the Revolving Credit Facility. The Company was in compliance with its covenants in effect as of March 31, 2026.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of March 31, 2026 to be $661.4 million based on the terms of the agreements and comparable market data as of March 31, 2026. As of March 31, 2026 and December 31, 2025, other than derivative instruments and investments in securities, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

On February 3, 2026, the Company caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of its common stock. Through conversion, the Company continued to pay dividends in-kind. The Company had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. This VWAP threshold was satisfied on  January 16, 2026 and on  January 20, 2026, the Company issued a Notice of Conversion to each holder of the Company’s Preferred Stock, providing that the Company intended to exercise its right, pursuant to the terms of the Certificate of Designations of the Preferred Stock, to effect a mandatory conversion of all the shares of Preferred Stock.

The Company recorded accrued dividends for Preferred Stock of $0.5 million for the three months ended March 31, 2026 and $1.2 million for the three months ended March 31, 2025.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 9.3 million shares of common stock under the amended 2021 Long-Term Incentive Plan (the “Plan”) which was approved by shareholders in  September 2021, and as amended in  June 2025. As of March 31, 2026, 4.6 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $1.7 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.

Long-Term Incentive Compensation

During the three months ended March 31, 2026, the Company awarded 430,072 restricted stock units (“RSUs”) with a weighted average grant price of $16.66. The RSUs will generally vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date. The number of shares were determined based upon the closing price of our common stock on the date of the award.

During the three months ended March 31, 2026, the Company awarded 91,109 performance-based restricted share units (“PSUs”) with a weighted average grant price of $17.30. The PSUs generally vest three years following the date of grant based on the attainment of performance-based goals, all of which are subject to a service condition. The Company does not issue the shares associated with the PSUs to the recipient until the performance and vesting conditions are met.

Options

During the three months ended March 31, 2026, the Company granted 771,863 options, with an average exercise price of $17.65. The options vested on their grant date, with a term of ten years.

Stock Option Grants
2026
Stock price	$17.65
Exercise price	$17.65
Dividend yield	0.0%
Expected volatility	65.73%
Risk-free rate	3.73%
Expected term (years)	5.0

As of March 31, 2026 and December 31, 2025, options to purchase an aggregate of 1.3 million and 1.5 million shares of the Company’s common stock, respectively, with weighted average exercise price of $13.98 and $8.91, respectively, were outstanding. As of March 31, 2026, 1,069,363 options were exercisable.

Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, Inc. (“Natural Habitat”), with an equity incentive opportunity, established in 2016, to earn an award of options based on the long-term future financial performance of Natural Habitat. During 2025, the award was modified to extend the performance period from  December 31, 2025, to  December 31, of any given year that Mr. Bressler exercises his put right (see Note 10—Commitments and Contingencies), aligning the percentage of the option award to be granted each year with the percentage of put exercised by Mr. Bressler. The equity incentive opportunity award, as amended, is based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler's employment agreement, exceeds $25.0 million, effective as of the preceding  December 31, of any given year that Mr. Bressler exercises a portion of his put right, Mr. Bressler will be granted options with a fair value equal to 5.05% of such excess in proportion to the percentage of the put option exercised. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat divided by the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the issuance of the options, its volatility and an appropriate risk-free rate. The options will be vested as of the issuance date and have a term of ten years.

During the three months ended  March 31, 2026, Mr. Bressler exercised a portion of his put right and received the equivalent percentage of options under the equity incentive award, which was calculated based on performance through  December 31, 2025. As a result, the Company issued 771,863 fully vested options to Mr. Bressler, as noted above. The Company had previously determined it was probable the performance condition would be met related to this award and recorded the related expense on a straight-line basis through  December 31, 2025. Expense related to the incremental fair value measured on the 2025 modification date of the award will be recognized when Mr. Bressler exercises the put and option award and the performance condition is deemed probable. During the three months ended March 31, 2026, the Company recorded $0.1 million stock-based compensation expense related to this award.

NOTE 9—INCOME TAXES

As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company's effective tax rate for the three months ended March 31, 2026 was a benefit of 25.4% versus a benefit of 312.8% for the three months ended March 31, 2025. In both periods, the effective tax rate differs from the statutory rate because of the mix of jurisdictions generating income and the valuation allowance against certain loss and interest carryforwards in the United States.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Redeemable Noncontrolling Interest

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

Since the redemption of the noncontrolling interests are not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, solely due to the passage of time, the redeemable noncontrolling interest should be adjusted to the redemption value via one of two measurement methods. The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest, and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the redemption value of the noncontrolling interest, are classified to retained earnings.

The redemption value of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

During  January 2026, Mr. Levine, President of DuVine Cycling + Adventure Company (“DuVine”), entered into a Second Amended and Restated Operating Agreement to replace the previous put for the Company’s right to acquire all of Mr. Levine’s remaining interests in DuVine, with a put right, but not an obligation, that may be exercised annually, up to 50% in any given year, beginning December 31, 2027, for so long as Mr. Levine holds interest in DuVine, and a one-time right to exercise 100% of the put at December 31, 2027.

During March 2026, Mr. Bressler exercised a portion of the put option on Natural Habitat, allowing the Company to acquire an additional 5.0% of Natural Habitat for $16.6 million, increasing its ownership to 95.1%.

The following is a rollforward of redeemable noncontrolling interest:

	For the three months ended March 31,
	2026	2025
	(unaudited)
(In thousands)
Beginning balance	$47,948	$29,424
Net loss attributable to noncontrolling interest	(449)	(150)
Redemption value adjustment of put option	3,539	2,792
Distribution	(70)	(310)
Redemption of put and/or call options	(17,670)	-
Ending balance	$33,298	$31,756

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of March 31, 2026 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2026 (nine months)	$10,838
2027	17,197
2028	4,461
2029	4,413
Total	$36,909

NOTE 11—SEGMENT INFORMATION

The Company is primarily an experiential travel operator with operations in two reportable segments, Lindblad, which provides ship-based expeditions, and Land Experiences, which provides active, land-based trips, tours, treks and safari adventures. In identifying its reportable segments, the Company organized them around the nature of services provided and other relevant factors. While both segments have similar characteristics, the two operating and reporting segments cannot be aggregated because they fail to meet the requirements for aggregation. The Company’s chief operating decision maker, or CODM, is its Chief Executive Officer. The CODM assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments.

The CODM and management review operating results monthly and evaluate the performance of the business segments and base operating decisions on the total results at a consolidated level, as well as at a segment level, based largely on tour revenues and operating income without allocating other income and expenses, net, income taxes and interest expense, net. The reports provided to the Board of Directors are at a consolidated level and contain information regarding the separate results of both segments. Operating results for the Company’s reportable segments were as follows:

	For the three months ended March 31,
	2026	2025
(In thousands)	(unaudited)
Tour revenues:
Lindblad	$152,489	$131,108
Land Experiences	55,524	48,613
Total tour revenues	$208,013	$179,721
Operating income:
Lindblad	$10,562	$8,387
Land Experiences	5,053	2,227
Operating income	$15,615	$10,614

For the three months ended March 31, 2026 and 2025, there was $2.8 million and $3.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	For the three months ended March 31,
	2026	2025
(In thousands)	(unaudited)
Tour revenues	$152,489	$131,108

Cost of tours	76,896	64,823
General and administrative	19,675	21,131
Selling and marketing	29,300	22,707
Depreciation and amortization	16,056	14,060
Operating income	$10,562	$8,387

The following table presents the Land Experiences segment expenses:

	For the three months ended March 31,
	2026	2025
(In thousands)	(unaudited)
Tour revenues	$55,524	$48,613

Cost of tours	29,847	28,025
General and administrative	12,372	11,591
Selling and marketing	6,636	5,535
Depreciation and amortization	1,616	1,235
Operating income	$5,053	$2,227

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended March 31,
	2026	2025
(In thousands)	(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$15,986	$14,038
Amortization	70	22
Land Experiences:
Depreciation	1,118	637
Amortization	498	598
Total depreciation and amortization	$17,672	$15,295

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of March 31, 2026	As of December 31, 2025
(In thousands)	(unaudited)

Total Assets:
Lindblad	$683,767	$711,211
Land Experiences	303,415	268,747
Total assets	$987,182	$979,958

Intangibles, net:
Lindblad	$4,453	$4,523
Land Experiences	11,578	12,076
Total intangibles, net	$16,031	$16,599

Goodwill:
Lindblad	$-	$-
Land Experiences	60,609	60,609
Total goodwill	$60,609	$60,609

NOTE 12—ACQUISITIONS

On  January 9, 2025, the Company completed the acquisition of Torcatt Enterprises Limitada, a holding company that owns and operates two vessels in the Galápagos Islands, expanding the Company’s vessels and guest capacity in one of its core markets, for which the Company paid $16.0 million in cash. The acquisition was accounted for as a business combination and the results of its operations are included in the consolidated results from the acquisition date. The purchase price allocations are finalized and the Company recorded $3.3 million in intangible assets related to Galápagos Islands cupos operating rights, $12.1 million of acquired vessels, $1.7 million in other assets, net, and a $1.1 million gain in other income, related to the acquisition.

NOTE 13—SUBSEQUENT EVENT

On April 3, 2026, Mr. and Mrs. Piegza, President and Vice President, respectively, of Classic Journeys, LLC (“Classic Journeys”), exercised a portion of their put on Classic Journeys, allowing the Company to acquire an additional 9.9% of Classic Journeys for $3.2 million in cash, increasing the Company’s ownership to 90.1%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report”). Unless the context otherwise requires, “the Company,” “Lindblad,” “we,” “us,” “our,” and “ours” refer to Lindblad Expeditions Holdings, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic and/or geopolitical factors that negatively impact the ability or desire of people to travel;

●	loss of business due to competition;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, pandemics or other events;

●	increases in fuel prices, changes in fuel consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	management of our growth and our ability to execute our planned growth, including our ability to successfully close merger and acquisition transactions and integrate acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general;

●	the result of future financing efforts; and

●	those risks discussed in our 2025 Annual Report.

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

We currently operate a fleet of 12 owned expedition ships and 10 seasonal charter vessels (with several other vessels contracted for future expeditions) under the Lindblad brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which extends through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

We also operate land-based adventure travel experiences around the globe, with unique itineraries designed to offer intimate encounters with nature and the planet’s remarkable destinations including the animals and people who live there.

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

Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), Thomson Safaris Ltd (“Thomson Safaris Tanzania”), and Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides socially responsible and positively impactful light-treading adventures in East Africa. They specialize in immersive safaris featuring an exclusive system of camps and expert local wildlife guides, high-end treks to the summit of Kilimanjaro, the Roof of Africa, and offer luxurious stays at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater. Forty-five (45) years of experience and a commitment to environmental and social responsibility make every adventure exceptional.

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and the Thomson Group.

First Quarter Highlights

During February 2026, we caused the conversion of all outstanding Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”) into common stock, saving a potential $88.0 million if we were required to repurchase the Preferred Stock at maturity.

During February 2026, we signed an agreement with Earthwatch Institute (“Earthwatch”), where Natural Habitat will market, sell and operate Earthwatch branded tours where guests can join scientists studying such topics as climate effects on wildlife and geography, conservation, biodiversity and archaeology.

During March 2026, we increased our ownership of Natural Habitat by 5% to 95.1% for $16.6 million, as Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, exercised a portion of his put option.

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

Adjusted EBITDA is defined by us as, net income (loss) excluding depreciation and amortization, net interest expense, income tax expense or benefit, foreign currency gains or losses and other certain non-operating items. Other non-operating items excluded, include such items as stock-based compensation, reorganization costs, executive severance costs, debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure to evaluate operating performance and trends. We believe this measure provides additional insight into underlying operating results by excluding items that may not be indicative of ongoing performance. Adjusted EBITDA is not intended to be a measure of liquidity or financial performance under GAAP and should not be considered in isolation or as a substitute for GAAP measures such as net income or cash flows from operations. Our definition and use of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

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

Number of Guests represents the number of guests who travel with us in a period.

Occupancy is calculated by dividing Guest Nights Sold by Available Guest Nights.

Voyages represent the number of ship expeditions completed during the period.

The following metrics apply to our Land Experiences segment:

Guests represents the number of guests who travel with us in a period.

Departures represent the number of trips, tours, treks and safaris completed during the period.

Foreign Currency Translation

The U.S. dollar, and Tanzanian and Kenyan shilling are the functional currencies in our foreign operations and re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

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

Results of Operations — Consolidated

Our consolidated results for the three months ended March 31, 2026 and 2025 are set forth below.

	For the three months ended March 31,
(In thousands)	2026	2025	Change	%
Tour revenues	$208,013	$179,721	$28,292	16%

Cost of tours	106,743	92,848	13,895	15%
General and administrative	32,047	32,722	(675)	(2)%
Selling and marketing	35,936	28,242	7,694	27%
Depreciation and amortization	17,672	15,295	2,377	16%
Operating income	$15,615	$10,614	$5,001	47%
Net income	$6,051	$1,011	$5,040	499%
Undistributed income (loss) per share available to stockholders:
Basic	$0.10	$(0.00)	$0.10
Diluted	$0.09	$(0.00)	$0.09

Comparison of the Three Months Ended March 31, 2026 and 2025 — Consolidated

Tour Revenues

Tour revenues for the three months ended March 31, 2026 increased $28.3 million, or 16%, to $208.0 million, compared to $179.7 million for the three months ended March 31, 2025. Of the $28.3 million increase, we realized a $16.1 million increase due to a 12% increase in guest nights sold and a $12.2 million increase due to the change in mix of itineraries and trips and pricing.

Cost of Tours

Total cost of tours for the three months ended March 31, 2026 increased $13.9 million, or 15%, to $106.7 million, compared to $92.8 million for the three months ended March 31, 2025, primarily due to operating additional voyages and trips, and increased operating costs, including operating additional guest flights over the Drake Passage to Antarctica.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 decreased $0.7 million, or 2%, to $32.0 million, compared to $32.7 million for the three months ended March 31, 2025. The decrease was primarily related to lower stock-based compensation expense.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2026 increased $7.7 million, or 27%, to $35.9 million, compared to $28.2 million for the three months ended March 31, 2025, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement, higher commissions associated with increased revenues and increased marketing spend to support future growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2026 increased $2.4 million, or 16%, to $17.7 million, compared to $15.3 million for the three months ended March 31, 2025. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet.

Other Income (Expense)

Other expense for the three months ended March 31, 2026, decreased $0.3 million to an expense of $10.8 million from an expense of $11.1 million for the three months ended March 31, 2025.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended March 31,
(In thousands)	2026	2025	Change	%
Tour revenues:
Lindblad	$152,489	$131,108	$21,381	16%
Land Experiences	55,524	48,613	6,911	14%
Total tour revenues	$208,013	$179,721	$28,292	16%
Operating income:
Lindblad	$10,562	$8,387	$2,175	26%
Land Experiences	5,053	2,227	2,826	127%
Operating income	$15,615	$10,614	$5,001	47%
Adjusted EBITDA:
Lindblad	$27,942	$26,320	$1,622	6%
Land Experiences	6,887	3,662	3,225	88%
Total adjusted EBITDA	$34,829	$29,982	$4,847	16%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended March 31,
	2026	2025
Available Guest Nights	80,161	75,325
Guest Nights Sold	74,722	66,974
Occupancy	93%	89%
Maximum Guests	11,363	9,604
Number of Guests	10,504	8,543
Voyages	156	121

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2026	2025
Guest ticket revenues	$124,184	$112,649
Other tour revenue	28,305	18,459
Tour revenues	152,489	131,108
Less: Commissions	(6,032)	(5,621)
Less: Other tour expenses	(15,701)	(10,889)
Net Yield	$130,756	$114,598
Available Guest Nights	80,161	75,325
Gross Yield per Available Guest Night	$1,902	$1,741
Net Yield per Available Guest Night	1,631	1,521

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended March 31,
(In thousands)	2026	2025
Operating income	$10,562	$8,387
Cost of tours	76,896	64,823
General and administrative	19,675	21,131
Selling and marketing	29,300	22,707
Depreciation and amortization	16,056	14,060
Less: Commissions	(6,032)	(5,621)
Less: Other tour expenses	(15,701)	(10,889)
Net Yield	$130,756	$114,598

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended March 31,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2026	2025
Cost of tours	$76,896	$64,823
Plus: Selling and marketing	29,300	22,707
Plus: General and administrative	19,675	21,131
Gross Cruise Cost	125,871	108,661
Less: Commissions	(6,032)	(5,621)
Less: Other tour expenses	(15,701)	(10,889)
Net Cruise Cost	104,138	92,151
Less: Fuel Expense	(7,985)	(7,309)
Net Cruise Cost Excluding Fuel	96,153	84,842
Non-GAAP Adjustments:
Stock-based compensation	(1,603)	(3,727)
Reorganization costs	279	-
Transaction-related costs	-	(146)
Adjusted Net Cruise Cost Excluding Fuel	$94,829	$80,969
Adjusted Net Cruise Cost	$102,814	$88,278
Available Guest Nights	80,161	75,325
Gross Cruise Cost per Available Guest Night	$1,570	$1,443
Net Cruise Cost per Available Guest Night	1,299	1,223
Net Cruise Cost Excluding Fuel per Available Guest Night	1,199	1,126
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	1,183	1,075
Adjusted Net Cruise Cost per Available Guest Night	1,283	1,172

Comparison of the Three Months Ended March 31, 2026 and 2025 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended March 31, 2026 increased $21.4 million, or 16%, to $152.5 million, compared to $131.1 million for the three months ended March 31, 2025. Of the $21.4 million increase, $15.8 million is related to a 12% increase in guest nights sold and $5.6 million is related to a 4% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 7% to $1,631 from $1,521 in 2025, reflecting the higher pricing and a 4-basis point increase in occupancy to 93% for 2026 compared with the same period in 2025.

Operating Income

Operating income was $10.6 million for the three months ended March 31, 2026, an increase of $2.2 million compared to $8.4 million for the three months ended March 31, 2025, as the increase in tour revenues was partially offset by higher operating expenses. Operating expenses were impacted by higher cost of tours related to an increase of voyages and operating additional guest charter flights over the Drake Passage for certain Antarctica expeditions, higher sales and marketing costs, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement and increased marketing spend to support future growth, partially offset by lower general and administrative costs primarily due to decreased stock-based compensation expense and lower personnel costs, partially offset by increased information technology costs, higher legal and consulting expenses.

Comparison of Three Months Ended March 31, 2026 and 2025 at the Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended March 31,
	2026	2025
Guests	4,431	4,409
Departures	525	499

Tour Revenues

Tour revenues for the three months ended March 31, 2026 increased $6.9 million, or 14%, to $55.5 million compared to $48.6 million for the three months ended March 31, 2025. Of the $6.9 million increase, $6.6 million is related to an increase in revenue per guest as compared to the prior year period due to a change in itineraries, destinations and pricing, and $0.3 million of the increase was due to an increase in the number of guests traveled.

Operating Income

Operating income for the three months ended March 31, 2026 was $5.1 million compared to $2.2 million for the three months ended March 31, 2025, as the increase in tour revenue was partially offset by higher operating and personnel costs, and higher marketing spend to drive future growth.

Adjusted EBITDA

The following table outlines the reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis and for each reportable segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended March 31,
(In thousands)	2026	2025
Net income	$6,051	$1,011
Interest expense, net	10,579	11,630
Income tax benefit	(1,226)	(1,486)
Depreciation and amortization	17,672	15,295
Loss (gain) on foreign currency	269	(542)
Stock-based compensation	1,746	3,727
Transaction-related costs	75	346
Reorganization costs	(279)	-
Other (income) expense	(58)	1
Adjusted EBITDA	$34,829	$29,982

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income to Adjusted EBITDA — Segments

Lindblad Segment	For the three months ended March 31,
(In thousands)	2026	2025
Operating income	$10,562	$8,387
Depreciation and amortization	16,056	14,060
Stock-based compensation	1,603	3,727
Reorganization costs	(279)	-
Transaction-related costs	-	146
Adjusted EBITDA	$27,942	$26,320

Land Experiences Segment	For the three months ended March 31,
(In thousands)	2026	2025
Operating income	$5,053	$2,227
Depreciation and amortization	1,616	1,235
Stock-based compensation	143	-
Transaction-related costs	75	200
Adjusted EBITDA	$6,887	$3,662

Liquidity and Capital Resources

As of March 31, 2026, the Company had $275.0 million in unrestricted cash and cash equivalents and $46.1 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of March 31, 2026, we had $675.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Revolving Credit Facility will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Three Months Ended March 31, 2026 and 2025

Net cash provided by operating activities was $49.5 million for the three months ended March 31, 2026 compared to $48.4 million for the same period in 2025. The $1.1 million increase is primarily due to improved operating results.

Net cash used in investing activities was $6.9 million for the three months ended March 31, 2026 compared to $29.0 million in cash used in investing activities during the same period in 2025. 2026 primarily included capital expenditures on our vessels, while 2025 primarily included the acquisition of Torcatt Enterprises Limitada and capital expenditures on our vessels.

Net cash used in financing activities was $11.2 million for the three months ended March 31, 2026 compared to $0.3 million for the same period in 2025. 2026 primarily included $16.6 million for the additional 5% ownership of Natural Habitat related to the put of the redeemable noncontrolling interests, partially offset by $6.6 million for proceeds on the exercise of options, while 2025 primarily included income tax withholdings for stock-based compensation.

Funding Sources

Debt Facilities

7.00% Notes

We have $675.0 million in senior secured notes outstanding (the “7.00% Notes”). The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on March 15 and September 15 of each year and are due September 15, 2030, subject to earlier repurchase or redemption. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for a further description of the 7.00% Notes.

Revolving Credit Facility

We have a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of $60.0 million, maturing August 2030. As of March 31, 2026, we had no borrowings under the Revolving Credit Facility. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for a further description of the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of March 31, 2026, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

On February 3, 2026 we caused the conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of our Common Stock. We had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. The number of shares of common stock received in such conversion shall be equal to the quotient obtained by dividing the then-current accrued value by the conversion price. This VWAP threshold was satisfied on January 16, 2026, and on January 20, 2026, we issued a Notice of Conversion to each holder of our Preferred Stock, providing that we intended to exercise our right, pursuant to the terms of the Certificate of Designations the Preferred Stock to effect a mandatory conversion of all of the shares of Preferred Stock.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advanced receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of March 31, 2026, we had a working capital deficit of $88.4 million, and as of December 31, 2025, we had a working capital deficit of $93.7 million.

Critical Accounting Policies

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. For a detailed discussion of our Critical Accounting Policies, please see our 2025 Annual Report, where we have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application. There have been no significant changes to our accounting policies from those disclosed in the 2025 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of March 31, 2026 no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2025 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2026.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting's of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
January 1 through January 31, 2026	8,926	$15.00	$-	$11,974,787
February 1 through February 28, 2026	12,078	20.02	-	11,974,787
March 1 through March 31, 2026	184,850	17.05	-	11,974,787
Total	205,854		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended  March 31, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2026.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)