Form 10-Q
period 2026-06-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2026-08-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, 65,619,689 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2026

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$318,886	$256,692
Restricted cash	46,016	33,043
Prepaid expenses and other current assets	77,834	78,145
Total current assets	442,736	367,880

Property and equipment, net	502,243	522,123
Goodwill	60,609	60,609
Intangibles, net	15,542	16,599
Other long-term assets	12,891	12,747
Total assets	$1,034,021	$979,958

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$439,858	$361,481
Accrued expenses	68,235	76,732
Accounts payable	15,043	22,227
Lease liabilities - current portion	1,693	1,151
Long-term debt - current portion	-	3
Total current liabilities	524,829	461,594

Long-term debt, less current portion	663,871	662,671
Deferred tax liabilities	854	2,224
Other long-term liabilities	6,933	6,968
Total liabilities	1,196,487	1,133,457

Commitments and contingencies
Series A redeemable convertible preferred stock, 165,000 shares authorized; no shares issued and outstanding as of June 30, 2026, 62,000 shares issued and outstanding as of December 31, 2025	-	83,079
Redeemable noncontrolling interests	33,372	47,948
	33,372	131,027

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2025	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 65,613,308 and 55,421,384 issued, 65,515,419 and 55,323,495 outstanding as of June 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	216,460	126,873
Accumulated deficit	(412,305)	(411,405)
Total stockholders’ deficit	(195,838)	(284,526)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,034,021	$979,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Tour revenues	$199,247	$167,945	$407,260	$347,666

Operating expenses:
Cost of tours	102,612	91,391	209,355	184,239
General and administrative	34,169	31,083	66,216	63,805
Selling and marketing	32,024	26,390	67,960	54,632
Depreciation and amortization	18,488	14,674	36,161	29,969
Total operating expenses	187,293	163,538	379,692	332,645

Operating income	11,954	4,407	27,568	15,021

Other (expense) income:
Interest expense, net	(10,494)	(11,617)	(21,073)	(23,247)
(Loss) gain on foreign currency	(360)	759	(629)	1,300
Other (expense) income	(4)	30	55	29
Total other expense	(10,858)	(10,828)	(21,647)	(21,918)

Income (loss) before income taxes	1,096	(6,421)	5,921	(6,897)
Income tax provision (benefit)	1,439	547	213	(939)

Net income (loss)	(343)	(6,968)	5,708	(5,958)
Net income attributable to noncontrolling interest	1,063	1,550	614	1,400
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	(1,406)	(8,518)	5,094	(7,358)
Series A redeemable convertible preferred stock dividend	-	1,223	497	2,426
Net income (loss) available to stockholders	$(1,406)	$(9,741)	$4,597	$(9,784)

Weighted average shares outstanding:
Basic	65,473,335	54,590,783	63,529,776	54,511,173
Diluted	65,473,335	54,590,783	64,354,788	54,511,173

Undistributed income (loss) per share available to stockholders:
Basic	$(0.02)	$(0.18)	$0.07	$(0.18)
Diluted	$(0.02)	$(0.18)	$0.07	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(343)	$(6,968)	$5,708	$(5,958)
Other comprehensive income:
Change in foreign currency translation adjustments	-	(294)	-	(288)
Total other comprehensive loss	-	(294)	-	(288)
Total comprehensive income (loss)	(343)	(7,262)	5,708	(6,246)
Less: comprehensive income attributable to noncontrolling interest	1,063	1,550	614	1,400
Comprehensive income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$(1,406)	$(8,812)	$5,094	$(7,646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2026	65,550,401	$7	$218,809	$(408,941)	$(190,125)
Stock-based compensation	-	-	1,935	-	1,935
Net activity related to equity compensation plans	62,907	-	(3,524)	-	(3,524)
Redeemable noncontrolling interest	-	-	(760)	(1,958)	(2,718)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(1,406)	(1,406)
Balance as of June 30, 2026	65,613,308	$7	$216,460	$(412,305)	$(195,838)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	55,421,384	$6	$126,873	$(411,405)	$(284,526)
Stock-based compensation	-	-	3,681	-	3,681
Net activity related to equity compensation plans	1,173,161	-	2,146	-	2,146
Issuance of stock for conversion of preferred stock	9,018,763	1	83,575	-	83,576
Redeemable noncontrolling interest	-	-	185	(5,497)	(5,312)
Series A preferred stock dividend	-	-	-	(497)	(497)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	5,094	5,094
Balance as of June 30, 2026	65,613,308	$7	$216,460	$(412,305)	$(195,838)

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 31, 2025	54,699,422	$6	$113,193	$(365,716)	$294	$(252,223)
Stock-based compensation	-	-	5,392	-	-	5,392
Net activity related to equity compensation plans	33,877	-	(578)	-	-	(578)
Other comprehensive loss, net		-		-	(294)	(294)
Redeemable noncontrolling interest	-	-	-	(6,365)	-	(6,365)
Series A preferred stock dividend	-	-	-	(1,223)	-	(1,223)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(8,518)	-	(8,518)
Balance as of June 30, 2025	54,733,299	$6	$118,007	$(381,822)	$-	$(263,809)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Deficit
Balance as of December 31, 2024	54,507,977	$6	$109,473	$(362,881)	$288	$(253,114)
Stock-based compensation	-	-	9,119	-	-	9,119
Net activity related to equity compensation plans	225,322	-	(585)	-	-	(585)
Other comprehensive loss, net	-	-	-	-	(288)	(288)
Redeemable noncontrolling interest	-	-	-	(9,157)	-	(9,157)
Series A preferred shares dividend	-	-	-	(2,426)	-	(2,426)
Net loss attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	(7,358)	-	(7,358)
Balance as of June 30, 2025	54,733,299	$6	$118,007	$(381,822)	$-	$(263,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$5,708	$(5,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,161	29,969
Amortization of deferred financing costs, net	1,317	1,848
Amortization of right-to-use lease assets	1,477	869
Stock-based compensation	3,681	9,119
Deferred income taxes	(1,370)	(1,135)
Loss (gain) on foreign currency	629	(1,300)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	311	(11,787)
Unearned passenger revenues	78,377	63,026
Other long-term assets	(389)	(1,242)
Accounts payable and accrued expenses	(16,309)	(4,871)
Operating lease liabilities	(1,064)	(924)
Net cash provided by operating activities	108,529	77,614

Cash Flows From Investing Activities
Purchases of property and equipment	(14,885)	(29,159)
Acquisitions (net of cash acquired)	-	(15,582)
Net cash used in investing activities	(14,885)	(44,741)

Cash Flows From Financing Activities
Repayments of long-term debt	(3)	(21)
Payment of deferred financing costs	(117)	-
Proceeds from exercise of options	6,603	-
Repurchase under stock-based compensation plans, related tax impacts	(4,596)	(1,380)
Additional acquisition of redeemable noncontrolling interest	(19,760)	-
Noncontrolling interest distributions	(604)	-
Net cash used in financing activities	(18,477)	(1,401)
Effect of exchange rate changes on cash	-	(288)
Net increase in cash, cash equivalents and restricted cash	75,167	31,184
Cash, cash equivalents and restricted cash at beginning of period	289,735	216,143

Cash, cash equivalents and restricted cash at end of period	$364,902	$247,327

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$27,035	$24,730
Income taxes	2,360	1,253
Non-cash investing and financing activities:
Non-cash preferred stock dividend	$497	$2,426
Non-cash recognition of new leases	1,571	-
Additional paid-in capital exercise proceeds of option shares	(933)	-
Additional paid-in capital exchange proceeds used for option shares	933	-

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

The Company operates the following two reportable business segments; the Lindblad Segment, which primarily provides ship-based expeditions, and the Land Experiences Segment, which primarily provides land-based adventure experiences.

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

Recently Adopted Accounting Pronouncements

In September 2025, FASB issued ASU 2025-06 ― Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU improve the alignment between the development of internal-use software and accounting for capitalization and expensing of costs. The Company adopted this guidance prospectively on  January 1, 2026, and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 ― Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The amendments in this ASU are intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU  may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. The Company will adopt this ASU for its annual consolidated financial statements on  January 1, 2027, as required, and is currently evaluating the impact of the new guidance on the related disclosures of its consolidated financial statements.

During May 2026, FASB issued ASU 2026-02 ― Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this ASU establish recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. Among other provisions, the guidance requires an environmental credit to be recognized as an asset when it is probable that the credit will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company will adopt this ASU for its annual consolidated financial statements on January 1, 2028, as required, and is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 2—EARNINGS PER SHARE

Earnings (loss) per Common Share

For the three and six months ended June 30, 2026, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2025, earnings (loss) per common share was computed using the two-class method related to the Company’s Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”), prior to its conversion into common shares on February 3, 2026. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion of the Preferred Stock. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could be issued from conversion of the Preferred Stock, using the if-converted method (prior to its conversion into common shares on February 3, 2026). When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the three months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company incurred a net loss available to stockholders, therefore potential common shares were excluded from the diluted earnings per share calculation as being anti-dilutive, and basic and diluted net loss per share were the same for those periods. For the three months ended June 30, 2026, 0.9 million unvested restricted shares and 1.2 million shares issuable upon exercise of options, were excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2025, 1.1 million unvested restricted shares, 2.3 million shares issuable upon exercise of options, and 8.7 million common shares issuable upon the conversion of the Preferred Stock, were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2026, no potential dilutive securities were anti-dilutive. On February 3, 2026, the Company caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock to be converted into 9,018,763 shares of common stock, see Note 7—Stockholders’ Equity for additional information.

Earnings (loss) per share was calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$(1,406)	$(8,518)	$5,094	$(7,358)
Series A redeemable convertible preferred stock dividend	-	1,223	497	2,426
Undistributed income (loss) available to stockholders	$(1,406)	$(9,741)	$4,597	$(9,784)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	65,473,335	54,590,783	63,529,776	54,511,173
Dilutive potential common shares	-	-	498,890	-
Dilutive potential options	-	-	326,122	-
Total weighted average shares outstanding, diluted	65,473,335	54,590,783	64,354,788	54,511,173

Undistributed income (loss) per share available to stockholders:
Basic	$(0.02)	$(0.18)	$0.07	$(0.18)
Diluted	$(0.02)	$(0.18)	$0.07	$(0.18)

NOTE 3—REVENUES

Customer Deposits and Contract Liabilities

The Company’s guests remit deposits in advance of tour embarkation. Guest deposits consist of guest ticket revenues as well as revenues from the sale of pre- and post-expedition excursions, hotel accommodations, land-based expeditions and certain air transportation. Guest deposits represent unearned revenues and are reported as unearned passenger revenue when received and are subsequently recognized as tour revenue over the duration of the expedition or trip. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company does not consider guest deposits to be a contract liability until the guest no longer has the right, resulting from the passage of time, to cancel their reservation and receive a full refund.

The change in contract liabilities within unearned passenger revenues are as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2025	$231,643
Recognized in tour revenues during the period	(387,934)
Additional contract liabilities in period	452,358
Balance as of June 30, 2026	$296,067

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segments’ tour revenues by sales channel:

	For the three months ended June 30,		For the six months ended June 30,
Lindblad Segment	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Guest ticket revenue:
Direct	$81,864	$68,157	$166,180	$147,012
Agencies	31,500	30,018	71,368	63,813
Guest ticket revenue	113,364	98,175	237,548	210,825
Other tour revenue	15,868	12,870	44,173	31,328
Tour revenues	$129,232	$111,045	$281,721	$242,153

	For the three months ended June 30,		For the six months ended June 30,
Land Experiences Segment	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Guest ticket revenue:
Direct	$60,840	$48,470	$106,277	$90,136
Agencies	7,484	5,768	12,984	9,779
Guest ticket revenue	68,324	54,238	119,261	99,915
Other tour revenue	1,691	2,662	6,278	5,598
Tour revenues	$70,015	$56,900	$125,539	$105,513

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash and cash equivalents and restricted cash to the statement of cash flows:

	As of June 30,
	2026	2025
(In thousands)	(unaudited)
Cash and cash equivalents	$318,886	$200,929
Restricted cash	46,016	46,398
Total cash, cash equivalents and restricted cash as presented in the statements of cash flows	$364,902	$247,327

Restricted cash consists of the following:

	As of June 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Federal Maritime Commission and other escrow	$32,084	$19,186
Credit card processor reserves	12,500	12,500
Certificates of deposit and other restricted deposits	1,432	1,357
Total restricted cash	$46,016	$33,043

Prepaid expenses and other current assets are as follows:

	As of June 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Prepaid tour expenses	$47,389	$37,981
Other	30,445	40,164
Total prepaid expenses and other current assets	$77,834	$78,145

NOTE 5—LONG-TERM DEBT

	As of June 30, 2026			As of December 31, 2025
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
7.00% Notes	$675,000	$(11,129)	$663,871	$675,000	(12,329)	$662,671
Other	-	-	-	3	-	3
Total long-term debt	675,000	(11,129)	663,871	675,003	(12,329)	662,674
Less current portion	-	-	-	(3)	-	(3)
Total long-term debt, non-current	$675,000	$(11,129)	$663,871	$675,000	$(12,329)	$662,671

For the three and six months ended June 30, 2026, $0.7 million and $1.3 million, respectively, of deferred financing costs were charged to interest expense, and for the three and six months ended June 30, 2025, $0.9 million and $1.8 million, respectively, of deferred financing costs were charged to interest expense.

7.00% Notes

The Company has $675.0 million aggregate principal amount of 7.00% Notes (the “7.00% Notes”) outstanding. The 7.00% Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on  March 15 and  September 15 of each year. The 7.00% Notes will mature on  September 15, 2030, subject to earlier repurchase or redemption. The 7.00% Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by the Company and certain of the Company’s subsidiaries (collectively, the “Guarantors”) and secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. The 7.00% Notes  may be redeemed by the Company, at set redemption prices and premiums, plus accrued and unpaid interest, if any.

Revolving Credit Facility

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”), with an aggregate principal commitment amount of $60.0 million, which matures  August 2030, with a letter of credit sub-facility of $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a 0.5% quarterly commitment fee on undrawn amounts under the Revolving Credit Facility. As of  June 30, 2026, the Company had no borrowings under the Revolving Credit Facility.

Covenants

The Company’s 7.00% Notes and Revolving Credit Facility contain covenants that include, among others, limits on additional indebtedness and making certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and the Revolving Credit Facility. The Company was in compliance with its covenants in effect as of June 30, 2026.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of June 30, 2026 to be $670.0 million based on the terms of the agreements and comparable market data as of June 30, 2026. As of June 30, 2026 and December 31, 2025, other than derivative instruments and investments in securities, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

On February 3, 2026, the Company caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of its common stock. The Company had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. This VWAP threshold was satisfied on  January 16, 2026 and on  January 20, 2026, the Company issued a Notice of Conversion to each holder of the Company’s Preferred Stock, providing required notice to each holder that the Company was exercising its right, pursuant to the terms of the Certificate of Designations of the Preferred Stock, to effect a mandatory conversion of all the shares of Preferred Stock on February 3, 2026.

The Company recorded accrued dividends for Preferred Stock of $0.5 million for the six months ended June 30, 2026, and $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively.

NOTE 8—STOCK BASED COMPENSATION

The Company is authorized to issue up to 9.3 million shares of common stock under the Company’s 2021 Long-Term Incentive Plan (the “Plan”) which was approved by shareholders in  September 2021 and amended in  June 2025. As of June 30, 2026, 4.6 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2026, respectively, and $5.4 million and $9.1 million for the three and six months ended June 30, 2025, respectively.

Long-Term Incentive Compensation

During the six months ended June 30, 2026, the Company awarded 443,120 restricted stock units (“RSUs”) with a weighted-average grant-date fair value of $16.69. The RSUs will generally vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date.

During the six months ended June 30, 2026, the Company awarded 91,109 performance-based restricted share units (“PSUs”) with a weighted-average grant-date fair value of $17.30. The PSUs generally vest three years following the date of grant based on the attainment of performance-based goals, all of which are subject to a service condition. The Company does not issue the shares associated with the PSUs to the recipient unless and until the performance and vesting conditions are met.

Options

During the six months ended June 30, 2026, the Company granted 771,863 options, with a weighted-average exercise price of $17.65. The options vested on their grant date, with a term of ten years. The fair values of employee stock options granted were estimated using the following assumptions:

Stock Option Grants
2026
Stock price	$17.65
Exercise price	$17.65
Dividend yield	0.0%
Expected volatility	65.73%
Risk-free rate	3.73%
Expected term (years)	5.0

As of June 30, 2026 and December 31, 2025, options to purchase an aggregate of 1.2 million and 1.5 million shares of the Company’s common stock, respectively, with weighted-average exercise price of $14.25 and $8.91, respectively, were outstanding. As of  June 30, 2026, 1.1 million options were exercisable.

Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, Inc. (“Natural Habitat”), with an equity incentive opportunity, established in 2016, to earn an award of options based on the long-term future financial performance of Natural Habitat. During 2025, the award was modified to extend the performance period from  December 31, 2025, to  December 31, of any given year that Mr. Bressler exercises his put right (see Note 10—Commitments and Contingencies), aligning the percentage of the option award to be granted each year with the percentage of put exercised by Mr. Bressler. The equity incentive opportunity award, as amended, is based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler’s employment agreement, exceeds $25.0 million, effective as of the preceding  December 31, of any given year that Mr. Bressler exercises a portion of his put right, Mr. Bressler will be granted options with a fair value equal to 5.05% of such excess in proportion to the percentage of the put option exercised. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat divided by the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the issuance of the options, its volatility and an appropriate risk-free rate. The options will be vested as of the issuance date and have a term of ten years.

In March 2026, Mr. Bressler exercised a portion of his put right and received the equivalent percentage of options under the equity incentive opportunity award, which was calculated based on performance through  December 31, 2025. As a result, the Company issued 771,863 fully vested options to Mr. Bressler, as noted above. The Company had previously determined it was probable the performance condition would be met related to this award and recorded the related expense on a straight-line basis through  December 31, 2025. Expense related to the incremental fair value measured on the 2025 modification date of the award will be recognized when Mr. Bressler exercises the put and option award and the performance condition is deemed probable.

NOTE 9—INCOME TAXES

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company’s effective tax rate for the three and six months ended  June 30, 2026 was an expense of 131.3% and 3.6%, respectively, versus an expense of 8.5% and a benefit of 13.6% for the three and six months ended  June 30, 2025, respectively. In each period, the effective tax rate differs from the statutory rate due to the mix of jurisdictions generating income and the valuation allowance against certain loss and interest carryforwards in the United States.

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

During April 2026, Mr. and Mrs. Piegza, President and Vice President, respectively, of Classic Journeys, LLC (“Classic Journeys”), exercised a portion of the put option, allowing the Company to acquire an additional 9.9% interest in Classic Journeys for $3.2 million, increasing its ownership to 90.1%. In connection with this transaction, the Piegzas entered into a Second Amended and Restated Operating Agreement, which provides for a put right, but not an obligation, together with a corresponding call right, but not an obligation, each exercisable annually beginning December 31, 2030, for up to 50% of the remaining interests in any given year, for so long as the Piegzas hold an interest in Classic Journeys.

The following is a rollforward of redeemable noncontrolling interest:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
(In thousands)
Beginning balance	$33,298	$31,756	$47,948	$29,424
Net income attributable to noncontrolling interest	1,063	1,550	614	1,400
Redemption value adjustment of put option	1,958	6,365	5,497	9,157
Distribution	(534)	(485)	(604)	(795)
Redemption of put and/or call options	(2,413)	-	(20,083)	-
Ending balance	$33,372	$39,186	$33,372	$39,186

Charter Commitments

From time to time, the Company enters into agreements to charter vessels onto which it holds its tours and expeditions. Future minimum payments on its charter agreements as of June 30, 2026 are as follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2026 (six months)	$9,085
2027	21,931
2028	6,422
2029	4,413
Total	$41,851

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$129,232	$111,045	$281,721	$242,153
Land Experiences	70,015	56,900	125,539	105,513
Total tour revenues	$199,247	$167,945	$407,260	$347,666
Operating income:
Lindblad	$3,850	$(2,070)	$14,415	$6,316
Land Experiences	8,104	6,477	13,153	8,705
Operating income	$11,954	$4,407	$27,568	$15,021

For the three and six months ended June 30, 2026, there was $2.6 million and $5.5 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and six months ended June 30, 2025, there was $2.0 million and $5.3 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	Lindblad Segment
	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$129,232	$111,045	$281,721	$242,153

Cost of tours	61,644	58,469	138,539	123,292
General and administrative	21,514	20,945	41,188	42,077
Selling and marketing	25,381	20,449	54,681	43,156
Depreciation and amortization	16,843	13,252	32,898	27,312
Operating income	$3,850	$(2,070)	$14,415	$6,316

The following table presents the Land Experiences segment expenses:

	Land Experiences Segment
	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$70,015	$56,900	$125,539	$105,513

Cost of tours	40,968	32,922	70,816	60,947
General and administrative	12,655	10,138	25,028	21,728
Selling and marketing	6,643	5,941	13,279	11,476
Depreciation and amortization	1,645	1,422	3,263	2,657
Operating income	$8,104	$6,477	$13,153	$8,705

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$16,773	$13,230	$32,757	$27,268
Amortization	70	22	141	44
Land Experiences:
Depreciation	1,226	823	2,346	1,460
Amortization	419	599	917	1,197
Total depreciation and amortization	$18,488	$14,674	$36,161	$29,969

The following table presents our total assets, intangibles, net and goodwill by segment:

	As of June 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)

Total Assets:
Lindblad	$683,485	$711,211
Land Experiences	350,536	268,747
Total assets	$1,034,021	$979,958

Intangibles, net:
Lindblad	$4,382	$4,523
Land Experiences	11,160	12,076
Total intangibles, net	$15,542	$16,599

Goodwill:
Lindblad	$-	$-
Land Experiences	60,609	60,609
Total goodwill	$60,609	$60,609

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic and/or geopolitical factors that negatively impact the ability or desire of people to travel;

●	loss of business due to competition;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, crew or guest illness such as a gastrointestinal virus, pandemics, geopolitical issues or other events;

●	increases in fuel prices, changes in fuel consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	management of our growth and our ability to execute our planned growth, including our ability to successfully integrate any future acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general, the safety of travel, or passenger and crew illnesses such as a gastrointestinal virus or other health issues;

●	the result of future financing efforts; and

●	those risks discussed in our 2025 Annual Report.

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

Thomson Group, consisting of Wineland-Thomson Adventures, LLC (“Thomson Safaris”), Nature Discovery Ltd (“Nature Discovery”), Thomson Safaris Ltd (“Thomson Safaris Tanzania”), and Ngorongoro Safari Lodge Ltd (“Gibb’s Farm”), provides socially responsible and positively impactful light-treading adventures in East Africa. They specialize in immersive safaris featuring an exclusive system of camps and expert local wildlife guides, high-end treks to the summit of Kilimanjaro, the Roof of Africa, and offer luxurious stays at the award-winning Gibb’s Farm, an 80-acre sanctuary located near the Ngorongoro Crater. The Thomson Group has more than 45 years of experience providing travel experiences in East Africa and maintains a focus on environmental and social responsibility.

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands and the Thomson Group.

2026 Highlights

During February 2026, we caused the mandatory conversion of all outstanding Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”) into common stock, saving $88.0 million if we were required to repurchase all of the Preferred Stock at maturity.

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

During April 2026, we increased our ownership of Classic Journeys by 9.9% to 90.1% for $3.2 million, as Mr. and Mrs. Piegza, President and Vice President, respectively, of Classic Journeys, exercised a portion of their put option.

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

Results of Operations — Consolidated

Our consolidated results for the three and six months ended June 30, 2026 and 2025 are set forth below. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2026	2025	Change	%	2026	2025	Change	%
Tour revenues	$199,247	$167,945	$31,302	19%	$407,260	$347,666	$59,594	17%

Cost of tours	102,612	91,391	11,221	12%	209,355	184,239	25,116	14%
General and administrative	34,169	31,083	3,086	10%	66,216	63,805	2,411	4%
Selling and marketing	32,024	26,390	5,634	21%	67,960	54,632	13,328	24%
Depreciation and amortization	18,488	14,674	3,814	26%	36,161	29,969	6,192	21%
Operating income	$11,954	$4,407	$7,547	171%	$27,568	$15,021	$12,547	84%
Net income (loss)	$(343)	$(6,968)	$6,625	NM	$5,708	$(5,958)	$11,666	NM
Undistributed income (loss) per share available to stockholders:
Basic	$(0.02)	$(0.18)	$0.16		$0.07	$(0.18)	$0.25
Diluted	$(0.02)	$(0.18)	$0.16		$0.07	$(0.18)	$0.25

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 — Consolidated

Tour Revenues

Tour revenues for the three months ended June 30, 2026 increased $31.3 million, or 19%, to $199.2 million, compared to $167.9 million for the three months ended June 30, 2025. Of the $31.3 million increase, $28.1 million was due to an 18% increase in guest nights sold at the Lindblad segment and a 13% increase in Land Experiences guests traveled, and $3.2 million of the increase was due to the change in mix of itineraries and trips and pricing.

Tour revenues for the six months ended June 30, 2026 increased $59.6 million, or 17%, to $407.3 million, compared to $347.7 million for the six months ended June 30, 2025. Of the $59.6 million increase, $45.9 million was due to a 15% increase in guest nights sold at the Lindblad segment and an 8% increase in Land Experiences guests traveled, and $13.7 million of the increase was due to the change in mix of itineraries and trips and pricing.

Cost of Tours

Total cost of tours for the three months ended June 30, 2026 increased $11.2 million, or 12%, to $102.6 million, compared to $91.4 million for the three months ended June 30, 2025, primarily due to additional voyages and trips, higher fuel cost and increased other operating costs.

Total cost of tours for the six months ended June 30, 2026 increased $25.1 million, or 14%, to $209.4 million, compared to $184.2 million for the six months ended June 30, 2025, primarily due to additional voyages and trips, and increased operating costs, including additional guest flights over the Drake Passage to Antarctica and higher fuel costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 increased $3.1 million, or 10%, to $34.2 million, compared to $31.1 million for the three months ended June 30, 2025. The increase was primarily related to higher personnel costs, in part due to $3.4 million in employee retention tax credits received in the prior year, and strategic growth investments, partially offset by lower stock-based compensation expense.

General and administrative expenses for the six months ended June 30, 2026 increased $2.4 million, or 4%, to $66.2 million, compared to $63.8 million for the six months ended June 30, 2025. The increase was primarily related to higher personnel costs, in part due to $3.4 million in employee retention tax credits received in the prior year, and strategic growth investments, partially offset by lower stock-based compensation expense.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2026 increased $5.6 million, or 21%, to $32.0 million, compared to $26.4 million for the three months ended June 30, 2025, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement, higher commissions associated with increased revenues and increased marketing spend to support future growth.

Selling and marketing expenses for the six months ended June 30, 2026 increased $13.3 million, or 24%, to $68.0 million, compared to $54.6 million for the six months ended June 30, 2025, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement, higher commissions associated with increased revenues and increased marketing spend to support future growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2026 increased $3.8 million, or 26%, to $18.5 million, compared to $14.7 million for the three months ended June 30, 2025. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their planned retirement.

Depreciation and amortization expenses for the six months ended June 30, 2026 increased $6.2 million, or 21%, to $36.2 million, compared to $30.0 million for the six months ended June 30, 2025. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their planned retirement.

Other Expense

Other expense for the three months ended June 30, 2026 was $10.9 million, compared to $10.8 million for the three months ended June 30, 2025, as $1.1 million in lower interest expense on our corporate debt facilities was offset by a loss on foreign exchange.

Other expense for the six months ended June 30, 2026 was $21.6 million, compared to $21.9 million for the six months ended June 30, 2025, as $2.1 million in lower interest expense on our corporate debt facilities was partially offset by a loss on foreign exchange.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2026	2025	Change	%	2026	2025	Change	%
Tour revenues:
Lindblad	$129,232	$111,045	$18,187	16%	$281,721	$242,153	$39,568	16%
Land Experiences	70,015	56,900	13,115	23%	125,539	105,513	20,026	19%
Total tour revenues	$199,247	$167,945	$31,302	19%	$407,260	$347,666	$59,594	17%
Operating income:
Lindblad	$3,850	$(2,070)	$5,920	NM	$14,415	$6,316	$8,099	128%
Land Experiences	8,104	6,477	1,627	25%	13,153	8,705	4,448	51%
Operating income	$11,954	$4,407	$7,547	171%	$27,568	$15,021	$12,547	84%
Adjusted EBITDA:
Lindblad	$22,460	$16,330	$6,130	38%	$50,405	$42,649	$7,756	18%
Land Experiences	10,003	8,511	1,492	18%	16,887	12,174	4,713	39%
Total adjusted EBITDA	$32,463	$24,841	$7,622	31%	$67,292	$54,823	$12,469	23%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Available Guest Nights	91,185	81,515	171,346	156,840
Guest Nights Sold	82,922	70,198	157,644	137,172
Occupancy	91%	86%	92%	87%
Maximum Guests	12,561	11,393	23,924	20,997
Number of Guests	11,521	9,937	22,025	18,480
Voyages	162	153	318	274

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2026	2025	2026	2025
Guest ticket revenues	$113,364	$98,175	$237,548	$210,825
Other tour revenue	15,868	12,870	44,173	31,328
Tour revenues	129,232	111,045	281,721	242,153
Less: Commissions	(4,958)	(4,423)	(10,990)	(10,045)
Less: Other tour expenses	(6,261)	(5,445)	(21,963)	(16,333)
Net Yield	$118,013	$101,177	$248,768	$215,775
Available Guest Nights	91,185	81,515	171,346	156,840
Gross Yield per Available Guest Night	$1,417	$1,362	$1,644	$1,544
Net Yield per Available Guest Night	1,294	1,241	1,452	1,376

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Operating income (loss)	$3,850	$(2,070)	$14,415	$6,316
Cost of tours	61,644	58,469	138,539	123,292
General and administrative	21,514	20,945	41,188	42,077
Selling and marketing	25,381	20,449	54,681	43,156
Depreciation and amortization	16,843	13,252	32,898	27,312
Less: Commissions	(4,958)	(4,423)	(10,990)	(10,045)
Less: Other tour expenses	(6,261)	(5,445)	(21,963)	(16,333)
Net Yield	$118,013	$101,177	$248,768	$215,775

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2026	2025	2026	2025
Cost of tours	$61,644	$58,469	$138,539	$123,292
Plus: Selling and marketing	25,381	20,449	54,681	43,156
Plus: General and administrative	21,514	20,945	41,188	42,077
Gross Cruise Cost	108,539	99,863	234,408	208,525
Less: Commissions	(4,958)	(4,423)	(10,990)	(10,045)
Less: Other tour expenses	(6,261)	(5,445)	(21,963)	(16,333)
Net Cruise Cost	97,320	89,995	201,455	182,147
Less: Fuel Expense	(6,911)	(4,221)	(14,896)	(11,530)
Net Cruise Cost Excluding Fuel	90,409	85,774	186,559	170,617
Non-GAAP Adjustments:
Stock-based compensation	(1,767)	(5,135)	(3,371)	(8,862)
Reorganization costs	-	-	279	-
Transaction-related costs	-	(13)	-	(159)
Adjusted Net Cruise Cost Excluding Fuel	$88,642	$80,626	$183,467	$161,596
Adjusted Net Cruise Cost	$95,553	$84,847	$198,363	$173,126
Available Guest Nights	91,185	81,515	171,346	156,840
Gross Cruise Cost per Available Guest Night	$1,190	$1,225	$1,368	$1,330
Net Cruise Cost per Available Guest Night	1,067	1,104	1,176	1,161
Net Cruise Cost Excluding Fuel per Available Guest Night	991	1,052	1,089	1,088
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	972	989	1,071	1,030
Adjusted Net Cruise Cost per Available Guest Night	1,048	1,041	1,158	1,104

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended June 30, 2026 increased $18.2 million, or 16%, to $129.2 million, compared to $111.0 million for the three months ended June 30, 2025. Of the $18.2 million increase, $19.8 million is related to an 18% increase in guest nights sold, partially offset by a $1.6 million decrease related to a 1% decrease in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 4% to $1,294 from $1,241 in 2025, reflecting a 5-percentage point increase in occupancy to 91% for 2026 compared with the same period in 2025.

Tour revenues for the six months ended June 30, 2026 increased $39.6 million, or 16%, to $281.7 million, compared to $242.2 million for the six months ended June 30, 2025. Of the $39.6 million increase, $36.6 million is related to a 15% increase in guest nights sold and $3.0 million is related to a 1% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 6% to $1,452 from $1,376 in 2025, reflecting higher pricing and a 5-percentage point increase in occupancy to 92% for 2026 compared with the same period in 2025.

Operating Income

Operating income was $3.9 million for the three months ended June 30, 2026, an increase of $5.9 million compared to a loss of $2.1 million for the three months ended June 30, 2025, primarily due to increased tour revenues during the period, partially offset by higher operating expenses. Operating expenses were impacted by (i)  higher cost of tours associated with additional voyages and increased fuel costs; (ii) higher sales and marketing costs primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement and increased marketing spend to support future growth; and (iii) increased general and administrative costs primarily due to higher personnel costs, employee retention tax credits received in the prior year and strategic growth investments, partially offset by decreased stock-based compensation expense.

Operating income was $14.4 million for the six months ended June 30, 2026, an increase of $8.1 million compared to $6.3 million for the six months ended June 30, 2025, primarily due to increased tour revenues during the period, partially offset by higher operating expenses. Operating expenses were impacted by (i) higher cost of tours associated with additional voyages, the additional guest charter flights over the Drake Passage for certain Antarctica expeditions and higher fuel costs; (ii) higher sales and marketing costs primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement and increased marketing spend to support future growth; and (iii) increased general and administrative costs primarily due to higher personnel costs, employee retention tax credits received in the prior year, and strategic growth investments, partially offset by decreased stock-based compensation expense.

Comparison of Three and Six Months Ended June 30, 2026 and 2025 at the Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Guests	6,784	5,978	11,215	10,387
Departures	832	788	1,357	1,287

Tour Revenues

Tour revenues for the three months ended June 30, 2026 increased $13.1 million, or 23%, to $70.0 million compared to $56.9 million for the three months ended June 30, 2025. Of the $13.1 million increase, $8.3 million is related to a 13% increase in the number of guests traveled and $4.8 million is related to an 8% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and pricing.

Tour revenues for the six months ended June 30, 2026 increased $20.0 million, or 19%, to $125.5 million compared to $105.5 million for the six months ended June 30, 2025. Of the $20.0 million increase, $10.7 million is related to a 10% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and pricing and $9.3 million of the increase was due to an 8% increase in the number of guests traveled.

Operating Income

Operating income for the three months ended June 30, 2026 was $8.1 million compared to $6.5 million for the three months ended June 30, 2025, as the increase in tour revenue was partially offset by higher operating and personnel costs, in part due to employee retention tax credits received in the prior year, and higher marketing spend to drive future growth.

Operating income for the six months ended June 30, 2026 was $13.2 million compared to $8.7 million for the six months ended June 30, 2025, as the increase in tour revenue was partially offset by higher operating and personnel costs, in part due to employee retention tax credits received in the prior year, and higher marketing spend to drive future growth.

Adjusted EBITDA

The following table outlines the reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis and for each reportable segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$(343)	$(6,968)	$5,708	$(5,958)
Interest expense, net	10,494	11,617	21,073	23,247
Income tax provision (benefit)	1,439	547	213	(939)
Depreciation and amortization	18,488	14,674	36,161	29,969
Loss (gain) on foreign currency	360	(759)	629	(1,300)
Stock-based compensation	1,935	5,392	3,681	9,119
Transaction-related costs	86	368	161	714
Reorganization costs	-	-	(279)	-
Other expense (income)	4	(30)	(55)	(29)
Adjusted EBITDA	$32,463	$24,841	$67,292	$54,823

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA — Segments

Lindblad Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Operating income (loss)	$3,850	$(2,070)	$14,415	$6,316
Depreciation and amortization	16,843	13,252	32,898	27,312
Stock-based compensation	1,767	5,135	3,371	8,862
Reorganization costs	-	-	(279)	-
Transaction-related costs	-	13	-	159
Adjusted EBITDA	$22,460	$16,330	$50,405	$42,649

Land Experiences Segment	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Operating income	$8,104	$6,477	$13,153	$8,705
Depreciation and amortization	1,645	1,422	3,263	2,657
Stock-based compensation	168	257	310	257
Transaction-related costs	86	355	161	555
Adjusted EBITDA	$10,003	$8,511	$16,887	$12,174

Liquidity and Capital Resources

As of June 30, 2026, we had $318.9 million in unrestricted cash and cash equivalents and $46.0 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of June 30, 2026, we had $675.0 million in long-term debt obligations, including the current portion of long-term debt. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Revolving Credit Facility will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Six Months Ended June 30, 2026 and 2025

Net cash provided by operating activities was $108.5 million for the six months ended June 30, 2026 compared to $77.6 million for the same period in 2025. The $30.9 million increase is primarily due to higher guest deposits for future bookings and improved operating results.

Net cash used in investing activities was $14.9 million for the six months ended June 30, 2026 compared to $44.7 million used during the same period in 2025. 2026 included capital expenditures on our vessels, while 2025 included capital expenditures on our vessels and the acquisition of Torcatt Enterprises Limitada.

Net cash used in financing activities was $18.5 million for the six months ended June 30, 2026 compared to $1.4 million for the same period in 2025. 2026 included $19.8 million for the additional 5% ownership of Natural Habitat and the additional 9.9% ownership of Classic Journeys related to the put of the redeemable noncontrolling interests and $4.6 million related to income tax withholdings for stock-based compensation, partially offset by $6.6 million for proceeds on the exercise of options, while 2025 included income tax withholdings for stock-based compensation.

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

Revolving Credit Facility

We have a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of $60.0 million, maturing August 2030. As of June 30, 2026, we had no borrowings under the Revolving Credit Facility. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for a further description of the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of June 30, 2026, we were in compliance with the covenants currently in effect.

Equity

Preferred Stock

On February 3, 2026, we caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of our Common Stock. We had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. This VWAP threshold was satisfied on January 16, 2026, and on January 20, 2026, we issued a Notice of Conversion to each holder of our Preferred Stock, providing notice to holders that we were exercising our right, pursuant to the terms of the Certificate of Designations of the Preferred Stock, to effect a mandatory conversion of all of the shares of Preferred Stock on February 3, 2026.

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. A vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advance receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of June 30, 2026, we had a working capital deficit of $82.1 million, and as of December 31, 2025, we had a working capital deficit of $93.7 million.

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

We may be exposed to a market risk for interest rates related to our revolving credit facility. As of June 30, 2026, no amounts were outstanding under the revolving credit facility. There have otherwise been no other material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2026.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
April 1 through April 30, 2026	3,847	$18.47	$-	$11,974,787
May 1 through May 31, 2026	8,471	22.57	-	11,974,787
June 1 through June 30, 2026	9,763	25.55	-	11,974,787
Total	22,081		$-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased or Sold Under the Plan	Transaction to Purchase or Sell
Alex P. Schultz (Director)	Adoption	May 9, 2026	September 8, 2027	247,970	Purchase
Sven-Olof Lindblad (Director)	Adoption	June 17, 2026	October 15, 2027	1,500,000	Sell

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2026.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)