Form 10-Q
period 2026-09-30
LINDBLAD EXPEDITIONS HOLDINGS, INC.
filed 2026-11-03
CIK 1512499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-35898

LINDBLAD EXPEDITIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4749725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 W 42nd Street, Suite 22 B3, New York, New York 10036

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

As of October 26, 2026, 65,657,891 shares of common stock, par value $0.0001 per share, were outstanding.

LINDBLAD EXPEDITIONS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2026

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$274,949	$256,692
Restricted cash	33,223	33,043
Prepaid expenses and other current assets	89,650	78,145
Total current assets	397,822	367,880

Property and equipment, net	508,235	522,123
Goodwill	104,938	60,609
Intangibles, net	97,053	16,599
Other long-term assets	17,474	12,747
Total assets	$1,125,522	$979,958

LIABILITIES
Current Liabilities:
Unearned passenger revenues	$431,788	$361,481
Accrued expenses and other	66,871	77,883
Accounts payable	24,059	22,227
Long-term debt - current portion	-	3
Total current liabilities	522,718	461,594

Long-term debt, less current portion	664,516	662,671
Other long-term liabilities	32,396	9,192
Total liabilities	1,219,630	1,133,457

Commitments and contingencies
Series A redeemable convertible preferred stock, 165,000 shares authorized; no shares issued and outstanding as of September 30, 2026, 62,000 shares issued and outstanding as of December 31, 2025	-	83,079
Redeemable noncontrolling interests	77,609	47,948
	77,609	131,027

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 62,000 Series A shares issued and outstanding as of December 31, 2025	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 65,655,769 and 55,421,384 issued, 65,620,129 and 55,323,495 outstanding as of September 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	217,240	126,873
Accumulated deficit	(388,944)	(411,405)
Accumulated other comprehensive loss	(20)	-
Total stockholders’ deficit	(171,717)	(284,526)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,125,522	$979,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Tour revenues	$269,151	$240,172	$676,411	$587,838

Operating expenses:
Cost of tours	135,927	124,373	345,282	308,611
General and administrative	35,749	34,808	101,965	98,613
Selling and marketing	37,775	30,091	105,735	84,722
Depreciation and amortization	16,949	14,930	53,109	44,899
Total operating expenses	226,400	204,202	606,091	536,845

Operating income	42,751	35,970	70,320	50,993

Other (expense) income:
Interest expense, net	(10,191)	(11,256)	(31,264)	(34,503)
(Loss) gain on foreign currency	(886)	(318)	(1,515)	982
Other (expense) income	(114)	1,105	(59)	1,134
Loss on extinguishment of debt	-	(23,492)	-	(23,492)
Total other expense	(11,191)	(33,961)	(32,838)	(55,879)

Income (loss) before income taxes	31,560	2,009	37,482	(4,886)
Income tax provision (benefit)	4,473	(2,564)	4,687	(3,503)

Net income (loss)	27,087	4,573	32,795	(1,383)
Net income attributable to noncontrolling interest	2,848	3,383	3,463	4,783
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	24,239	1,190	29,332	(6,166)
Series A redeemable convertible preferred stock dividend	-	1,239	497	3,667
Net income (loss) available to stockholders	$24,239	$(49)	$28,835	$(9,833)

Weighted average shares outstanding:
Basic	65,560,483	55,557,530	64,206,682	54,859,959
Diluted	66,680,459	55,557,530	65,154,789	54,859,959

Undistributed income (loss) per share available to stockholders:
Basic	$0.37	$(0.00)	$0.45	$(0.18)
Diluted	$0.36	$(0.00)	$0.44	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Net income (loss)	$27,087	$4,573	$32,795	$(1,383)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(20)	-	(20)	(288)
Total other comprehensive loss	(20)	-	(20)	(288)
Total comprehensive income (loss)	27,067	4,573	32,775	(1,671)
Less: comprehensive income attributable to noncontrolling interest	2,848	3,383	3,463	4,783
Comprehensive income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$24,219	$1,190	$29,312	$(6,454)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of June 30, 2026	65,613,308	$7	$216,460	$(412,305)	$-	$(195,838)
Stock-based compensation	-	-	1,540	-	-	1,540
Net activity related to equity compensation plans	42,461	-	(760)	-	-	(760)
Other comprehensive loss, net	-	-	-	-	(20)	(20)
Redeemable noncontrolling interest	-	-	-	(878)	-	(878)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	24,239	-	24,239
Balance as of September 30, 2026	65,655,769	$7	$217,240	$(388,944)	$(20)	$(171,717)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2025	55,421,384	$6	$126,873	$(411,405)	$-	$(284,526)
Stock-based compensation	-	-	5,221	-	-	5,221
Net activity related to equity compensation plans	1,215,622	-	1,386	-	-	1,386
Issuance of stock for conversion of preferred stock	9,018,763	1	83,575	-	-	83,576
Other comprehensive loss, net	-	-	-	-	(20)	(20)
Redeemable noncontrolling interest	-	-	185	(6,374)	-	(6,189)
Series A preferred stock dividend	-	-	-	(497)	-	(497)
Net income attributable to Lindblad Expeditions Holdings, Inc.	-	-	-	29,332	-	29,332
Balance as of September 30, 2026	65,655,769	$7	$217,240	$(388,944)	$(20)	$(171,717)

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

LINDBLAD EXPEDITIONS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$32,795	$(1,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,109	44,899
Amortization of deferred financing costs, net	1,974	2,684
Amortization of right-of-use lease assets	1,922	1,254
Stock-based compensation	5,221	14,489
Deferred income taxes	923	(984)
Loss (gain) on foreign currency	1,515	(982)
Write-off of unamortized deferred financing costs due to debt extinguishment	-	7,111
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,329)	(8,891)
Unearned passenger revenues	40,483	41,134
Other long-term assets	(3,328)	(1,023)
Other long-term liabilities	1,064	(1,010)
Accounts payable, accrued expenses and other	(21,010)	(157)
Net cash provided by operating activities	111,339	97,141

Cash Flows From Investing Activities
Purchases of property and equipment	(18,829)	(36,778)
Acquisitions (net of cash acquired)	(54,604)	(17,359)
Net cash used in investing activities	(73,433)	(54,137)

Cash Flows From Financing Activities
Additional acquisition of redeemable noncontrolling interest	(19,760)	-
Proceeds from exercise of options	6,603	4,259
Repurchase under stock-based compensation plans, related tax impacts	(5,356)	(248)
Noncontrolling interest distributions	(804)	(950)
Payment of deferred financing costs	(129)	(11,777)
Repayments of long-term debt	(3)	(635,029)
Proceeds from long-term debt	-	675,010
Net cash (used in) provided by financing activities	(19,449)	31,265
Effect of exchange rate changes on cash	(20)	(288)
Net increase in cash, cash equivalents and restricted cash	18,437	73,981
Cash, cash equivalents and restricted cash at beginning of period	289,735	216,143

Cash, cash equivalents and restricted cash at end of period	$308,172	$290,124

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$50,834	$43,875
Income taxes	2,888	2,239
Non-cash investing and financing activities:
Shares issued in connection with conversion of Series A redeemable convertible preferred stock	$83,576	$-
Non-cash preferred stock dividend	497	3,667
Non-cash recognition of new leases	1,571	-
Additional paid-in capital exercise proceeds of option shares	(933)	358
Additional paid-in capital exchange proceeds used for option shares	933	(358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lindblad Expeditions Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Lindblad Expeditions Holdings, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Lindblad”) mission is to offer life-enhancing adventures around the world and pioneer innovative ways to allow its guests to connect with exotic and remote places. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “LIND”.

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

There have been no significant changes to the Company’s accounting policies from those disclosed in the 2025 Annual Report. Certain prior year financial captions have been condensed or reclassified to the September 30, 2026 presentation.

Recently Adopted Accounting Pronouncements

In September 2025, FASB issued ASU 2025-06 ― Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU improve the alignment between the development of internal-use software and accounting for capitalization and expensing of costs. The Company early adopted this guidance prospectively on  January 1, 2026, and it did not have a material impact on the Company’s consolidated financial statements.

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

In May 2026, FASB issued ASU 2026-02 ― Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this ASU establish recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. Among other provisions, the guidance requires an environmental credit to be recognized as an asset when it is probable that the credit will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company will adopt this ASU for its annual consolidated financial statements on January 1, 2028, as required, and is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 2—EARNINGS PER SHARE

Earnings (loss) per Common Share

For the three and nine months ended September 30, 2026, earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2025, earnings (loss) per common share was computed using the two-class method related to the Company’s Series A Redeemable Convertible Preferred Stock, par value of $0.0001 (“Preferred Stock”), prior to its conversion into common shares on February 3, 2026. Under the two-class method, undistributed earnings available to stockholders for the period are allocated on a pro rata basis to the common stockholders and to the holders of the Preferred Stock based on the weighted average number of common shares outstanding and number of shares that could have been issued upon conversion of the Preferred Stock.

Diluted earnings per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the dilutive incremental common shares associated with restricted stock awards, shares issuable upon the exercise of stock options, using the treasury stock method, and the potential common shares that could have been issued from conversion of the Preferred Stock, using the if-converted method (prior to its conversion into common shares on February 3, 2026). When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

For the three and nine months ended September 30, 2025, the Company incurred a net loss available to stockholders; therefore, potential common shares were excluded from the diluted earnings per share calculation as being anti-dilutive, and basic and diluted net loss per share were the same for those periods. For the three and nine months ended September 30, 2025, 1.1 million unvested restricted shares, 1.2 million shares issuable upon exercise of options, and 8.8 million common shares issuable upon the conversion of the Preferred Stock were excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2026, no potentially dilutive securities were excluded as anti-dilutive. On February 3, 2026, the Company caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of common stock; see Note 7—Stockholders’ Equity for additional information.

Earnings (loss) per share was calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
(In thousands, except share and per share data)
Net income (loss) attributable to Lindblad Expeditions Holdings, Inc.	$24,239	$1,190	$29,332	$(6,166)
Series A redeemable convertible preferred stock dividend	-	1,239	497	3,667
Undistributed income (loss) available to stockholders	$24,239	$(49)	$28,835	$(9,833)

Weighted average shares outstanding:
Total weighted average shares outstanding, basic	65,560,483	55,557,530	64,206,682	54,859,959
Dilutive potential common shares	518,993	-	518,815	-
Dilutive potential options	600,983	-	429,292	-
Total weighted average shares outstanding, diluted	66,680,459	55,557,530	65,154,789	54,859,959

Undistributed income (loss) per share available to stockholders:
Basic	$0.37	$(0.00)	$0.45	$(0.18)
Diluted	$0.36	$(0.00)	$0.44	$(0.18)

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

The change in contract liabilities within unearned passenger revenues is as follows:

Contract Liabilities
(In thousands)	(unaudited)
Balance as of December 31, 2025	$231,643
Recognized in tour revenues during the period	(648,926)
Additional contract liabilities in period	692,517
Balance as of September 30, 2026	$275,234

The Company sources its guest bookings through a combination of direct selling and various agency networks and alliances. The following table disaggregates each segment's tour revenues by sales channel:

	For the three months ended September 30,		For the nine months ended September 30,
Lindblad Segment	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Guest ticket revenue:
Direct	$96,259	$86,543	$262,438	$233,556
Agencies	41,254	34,436	112,623	98,248
Guest ticket revenue	137,513	120,979	375,061	331,804
Other tour revenue	15,851	16,582	60,023	47,910
Tour revenues	$153,364	$137,561	$435,084	$379,714

	For the three months ended September 30,		For the nine months ended September 30,
Land Experiences Segment	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Guest ticket revenue:
Direct	$101,786	$88,162	$208,069	$178,303
Agencies	11,976	9,788	24,954	19,561
Guest ticket revenue	113,762	97,950	233,023	197,864
Other tour revenue	2,025	4,661	8,304	10,260
Tour revenues	$115,787	$102,611	$241,327	$208,124

NOTE 4—FINANCIAL STATEMENT DETAILS

The following is a reconciliation of cash and cash equivalents and restricted cash to the statements of cash flows:

	As of September 30,
	2026	2025
(In thousands)	(unaudited)
Cash and cash equivalents	$274,949	$261,781
Restricted cash	33,223	28,343
Total cash, cash equivalents and restricted cash as presented in the statements of cash flows	$308,172	$290,124

Restricted cash consists of the following:

	As of September 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Federal Maritime Commission and other escrow	$19,397	$19,186
Credit card processor reserves	12,500	12,500
Certificates of deposit and other restricted deposits	1,326	1,357
Total restricted cash	$33,223	$33,043

Prepaid expenses and other current assets are as follows:

	As of September 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)
Prepaid tour expenses	$45,430	$37,981
Other	44,220	40,164
Total prepaid expenses and other current assets	$89,650	$78,145

NOTE 5—LONG-TERM DEBT

	As of September 30, 2026			As of December 31, 2025
		(unaudited)
(In thousands)	Principal	Deferred Financing Costs, net	Balance	Principal	Deferred Financing Costs, net	Balance
7.00% Notes	$675,000	$(10,484)	$664,516	$675,000	$(12,329)	$662,671
Other	-	-	-	3	-	3
Total long-term debt	675,000	(10,484)	664,516	675,003	(12,329)	662,674
Less current portion	-	-	-	(3)	-	(3)
Total long-term debt, non-current	$675,000	$(10,484)	$664,516	$675,000	$(12,329)	$662,671

For the three and nine months ended September 30, 2026, $0.7 million and $2.0 million, respectively, of deferred financing costs were charged to interest expense, and for the three and nine months ended September 30, 2025, $0.8 million and $2.7 million, respectively, of deferred financing costs were charged to interest expense.

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

Revolving Credit Facility

The Company has a senior secured revolving credit facility (the “Revolving Credit Facility”), with an aggregate principal commitment amount of $60.0 million, which matures in August 2030, with a letter of credit sub-facility of $15.0 million aggregate principal amount. The obligations under the Revolving Credit Facility are guaranteed by the Company and the Guarantors and are secured by first-priority pari passu liens, subject to permitted liens and certain exceptions, on substantially all the assets of the Company and the Guarantors. Borrowings under the Revolving Credit Facility, if any, will bear interest at a rate per annum equal to, at the Company’s option, an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or a base rate plus a spread. The Company is required to pay a commitment fee ranging from 0.375% to 0.50% per annum on unused commitments under the

Revolving Credit Facility, based on the Company's First Lien Net Leverage Ratio. As of  September 30, 2026, the Company had no borrowings under the Revolving Credit Facility and a $4.7 million letter of credit issued against the sub-facility.

Covenants

The Company’s 7.00% Notes and Revolving Credit Facility contain covenants that include, among others, limits on additional indebtedness and making certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and the Revolving Credit Facility. The Company was in compliance with its covenants in effect as of September 30, 2026.

NOTE 6—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company estimates the approximate fair value of its long-term debt as of September 30, 2026 to be $648.3 million based on the terms of the agreements and comparable market data as of September 30, 2026. As of September 30, 2026 and December 31, 2025, other than derivative instruments and investments in securities, the Company had no other significant liabilities that were measured at fair value on a recurring basis.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

On February 3, 2026, the Company caused the mandatory conversion of all 62,000 outstanding shares of Preferred Stock into 9,018,763 shares of its common stock. The Company had the option to convert all, but not less than all, of the Preferred Stock into common stock if the volume-weighted average closing price (“VWAP”) of shares of common stock was at least 150% of the conversion price ($14.25) for 20 out of 30 consecutive trading days. This VWAP threshold was satisfied on  January 16, 2026, and on  January 20, 2026, the Company issued a Notice of Conversion to each holder of the Company’s Preferred Stock, providing required notice to each holder that the Company was exercising its right, pursuant to the terms of the Certificate of Designations of the Preferred Stock, to effect a mandatory conversion of all the shares of Preferred Stock on February 3, 2026.

The Company recorded accrued dividends for Preferred Stock of $0.5 million for the nine months ended September 30, 2026, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.

NOTE 8—STOCK-BASED COMPENSATION

The Company is authorized to issue up to 9.3 million shares of common stock under the Company’s 2021 Long-Term Incentive Plan (the “Plan”) which was approved by stockholders in  September 2021 and amended in  June 2025. As of September 30, 2026, 4.5 million shares were available to be granted under the Plan.

The Company recorded stock-based compensation expense of $1.5 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, and $5.4 million and $14.5 million for the three and nine months ended September 30, 2025, respectively.

Long-Term Incentive Compensation

During the nine months ended September 30, 2026, the Company awarded 496,216 restricted stock units (“RSUs”) with a weighted-average grant-date fair value of $18.28. The RSUs will generally vest equally over three years on the anniversary of the grant date, subject to the recipient’s continued employment or service with the Company on the applicable vesting date.

During the nine months ended September 30, 2026, the Company awarded 113,861 performance-based restricted stock units (“PSUs”) with a weighted-average grant-date fair value of $18.96. The PSUs generally vest three years following the date of grant based on the attainment of performance-based goals, all of which are subject to a service condition. The Company does not issue the shares associated with the PSUs to the recipient unless and until the performance and vesting conditions are met.

Options

During the nine months ended September 30, 2026, the Company granted 771,863 options, with a weighted-average exercise price of $17.65. The options vested on their grant date, with a term of ten years. The fair values of employee stock options granted were estimated using the following assumptions:

Stock Option Grants
2026
Stock price	$17.65
Exercise price	$17.65
Dividend yield	0.0%
Expected volatility	65.73%
Risk-free rate	3.73%
Expected term (years)	5.0

As of September 30, 2026 and December 31, 2025, options to purchase an aggregate of 1.2 million and 1.5 million shares of the Company’s common stock, respectively, with weighted-average exercise prices of $14.25 and $8.91, respectively, were outstanding. As of  September 30, 2026, 1.1 million options were exercisable.

Mr. Bressler’s employment agreement, as amended, provides Mr. Bressler, Founder and Chief Executive Officer of Natural Habitat, Inc. (“Natural Habitat”), with an equity incentive opportunity, established in 2016, to earn an award of options based on the long-term future financial performance of Natural Habitat. During 2025, the award was modified to extend the performance period from  December 31, 2025 to  December 31 of any given year that Mr. Bressler exercises his put right (see Note 10—Commitments and Contingencies), aligning the percentage of the option award to be granted each year with the percentage of put exercised by Mr. Bressler. The equity incentive opportunity award, as amended, is based on the future financial performance of Natural Habitat, where if the final year equity value of Natural Habitat, as defined in Mr. Bressler’s employment agreement, exceeds $25.0 million, effective as of the preceding  December 31 of any given year that Mr. Bressler exercises a portion of his put right, Mr. Bressler will be granted options with a fair value equal to 5.05% of such excess in proportion to the percentage of the put option exercised. The actual number of options granted will be determined by the calculated final year equity value of Natural Habitat divided by the Black-Scholes per share option value, factoring in the Company’s stock price on the date of the issuance of the options, its volatility and an appropriate risk-free rate. The options will be vested as of the issuance date and have a term of ten years.

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

NOTE 9—INCOME TAXES

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company’s effective tax rate for the three and nine months ended  September 30, 2026 was an expense of 14.2% and 12.5%, respectively, versus a benefit of 127.6% and 71.7% for the three and nine months ended  September 30, 2025, respectively. In 2026, the effective tax rate differs from the U.S. federal statutory rate primarily due to the utilization of U.S. loss subject to a valuation allowance, partially offset by income earned in foreign jurisdictions with tax rates higher than the U.S. federal statutory rate. In 2025, the effective rate differs from the statutory rate primarily due to the mix of jurisdictions generating income, non-deductible employee compensation, changes in valuation allowances and tax impact of the deductibility of issuance costs.

For the three and nine months ended September 30, 2026, a $20.5 million deferred tax liability was recognized related to the book-tax basis difference resulting from acquired intangibles of the White Desert Ltd, PNR Airways Ltd, and Echo Charlie Ltd acquisition. See Note12—Acquisitions for additional information. This deferred tax liability increases the Company’s goodwill by $20.5 million.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Redeemable Noncontrolling Interest

The Company has controlling interests in its consolidated subsidiaries, Natural Habitat, Off the Beaten Path, DuVine and Classic Journeys, as well as White Desert Ltd, PNR Airways Ltd, together with their subsidiaries (collectively, “White Desert”), and Echo Charlie Ltd (“Echo Charlie”). The noncontrolling interests are subject to put/call agreements. The put options enable the minority holders, but do not obligate them, to sell the remaining interests to the Company. The Company has call options which enable it, but do not obligate it, to acquire the remaining interests in the subsidiaries, subject to certain dates, expirations and similar redemption value purchase measurements as the put options.

Since the redemption of the noncontrolling interests is not solely in the Company’s control, the Company is required to record the redeemable noncontrolling interest outside of stockholders’ equity but after its total liabilities. In addition, if it is probable that the instrument will become redeemable, solely due to the passage of time, the redeemable noncontrolling interest should be adjusted to the redemption value via one of two measurement methods. The Company elected the income classification-excess adjustment and accretion methods for recognizing changes in the redemption value of the put options. Under this methodology, a calculation of the present value of the redemption value is compared to the carrying value of the redeemable noncontrolling interest, and the carrying value of the redeemable noncontrolling interest is adjusted to the redemption value’s present value. Any adjustments to the carrying value of the redeemable noncontrolling interest, up to the redemption value of the noncontrolling interest, are classified to retained earnings.

The redemption values of the put options were determined using a discounted cash flow model. The redemption values were adjusted to their present value using the Company’s weighted average cost of capital.

During January 2026, Mr. Levine, President of DuVine Cycling + Adventure Company (“DuVine”), entered into a Second Amended and Restated Operating Agreement to replace the previous put requiring the Company to acquire all of Mr. Levine’s remaining interests in DuVine, with a put right, but not an obligation, that may be exercised annually, up to 50% in any given year, beginning December 31, 2027, for so long as Mr. Levine holds an interest in DuVine, and a one-time right to exercise 100% of the put at December 31, 2027.

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

On September 14, 2026, the Company acquired a 60% controlling interest in White Desert Ltd, PNR Airways Ltd, together with their subsidiaries (collectively, “White Desert”), and Echo Charlie Ltd (“Echo Charlie”). The remaining minority shareholders of White Desert and Echo Charlie (together “WD Shareholders”) retain a 40.0% noncontrolling interest in White Desert and Echo Charlie, which are subject to put/call arrangements. These arrangements were established in order to provide a formal exit opportunity for WD Shareholders and a path to 100% ownership for the Company. WD Shareholders have a put option that under certain conditions, enables them, but does not obligate them, to sell 50% of the remaining interests in White Desert and Echo Charlie at the first option date of December 31, 2030, and a second put option, but not an obligation, at December 31, 2031, to sell the remaining interests in White Desert and Echo Charlie to the Company, subject to permitted extension notices, for so long as WD Shareholders hold an interest in White Desert and Echo Charlie. The Company has corresponding call options, but not obligations, at similar terms, dates and conditions as WD Shareholders’ put options.

The following is a rollforward of redeemable noncontrolling interest:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
(In thousands)
Beginning balance	$33,372	$39,186	$47,948	$29,424
Net income attributable to noncontrolling interest	2,848	3,383	3,463	4,783
Redemption value adjustment of put option	878	2,701	6,374	11,858
Distributions	(200)	(155)	(804)	(950)
Acquired businesses' noncontrolling interest	40,711	853	40,711	853
Redemption of put and/or call options	-	-	(20,083)	-
Ending balance	$77,609	$45,968	$77,609	$45,968

Charter Commitments

From time to time, the Company enters into agreements to charter vessels on which it operates its tours and expeditions and aircraft used to transport guests. Future minimum payments on its charter agreements as of September 30, 2026 are as  follows:

For the years ended December 31,	Amount
(In thousands)	(unaudited)
2026 (three months)	$6,924
2027	37,225
2028	22,389
2029	16,237
2030	3,623
Thereafter	1,035
Total	$87,433

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues:
Lindblad	$153,364	$137,561	$435,084	$379,714
Land Experiences	115,787	102,611	241,327	208,124
Total tour revenues	$269,151	$240,172	$676,411	$587,838
Operating income:
Lindblad	$17,771	$13,236	$32,184	$19,553
Land Experiences	24,980	22,734	38,136	31,440
Operating income	$42,751	$35,970	$70,320	$50,993

For the three and nine months ended September 30, 2026, there were $2.5 million and $8.0 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences reportable segments, which were eliminated in consolidation. For the three and nine months ended September 30, 2025, there were $2.4 million and $7.8 million, respectively, of intercompany tour revenues between the Lindblad and Land Experiences segments, which were eliminated in consolidation.

The following table presents the Lindblad segment expenses:

	Lindblad Segment
	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$153,364	$137,561	$435,084	$379,714

Cost of tours	69,291	63,800	207,830	187,092
General and administrative	22,010	23,682	63,198	65,758
Selling and marketing	29,260	23,483	83,941	66,639
Depreciation and amortization	15,032	13,360	47,931	40,672
Operating income	$17,771	$13,236	$32,184	$19,553

The following table presents the Land Experiences segment expenses:

	Land Experiences Segment
	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Tour revenues	$115,787	$102,611	$241,327	$208,124

Cost of tours	66,636	60,573	137,452	121,519
General and administrative	13,739	11,126	38,767	32,855
Selling and marketing	8,515	6,608	21,794	18,083
Depreciation and amortization	1,917	1,570	5,178	4,227
Operating income	$24,980	$22,734	$38,136	$31,440

Depreciation and amortization are included in segment operating income as shown below:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
Depreciation and amortization:
Lindblad:
Depreciation	$14,962	$13,338	$47,719	$40,606
Amortization	70	22	212	66
Land Experiences:
Depreciation	1,498	972	3,842	2,432
Amortization	419	598	1,336	1,795
Total depreciation and amortization	$16,949	$14,930	$53,109	$44,899

The following table presents the Company's total assets, intangibles, net and goodwill by segment:

	As of September 30, 2026	As of December 31, 2025
(In thousands)	(unaudited)

Total Assets:
Lindblad	$649,252	$711,211
Land Experiences	476,270	268,747
Total assets	$1,125,522	$979,958

Intangibles, net:
Lindblad	$4,312	$4,523
Land Experiences	92,741	12,076
Total intangibles, net	$97,053	$16,599

Goodwill:
Lindblad	$-	$-
Land Experiences (a)	104,938	60,609
Total goodwill	$104,938	$60,609
(a)	The increase in goodwill relates to acquisitions during 2026. See Note 12—Acquisitions and Note 9—Income Taxes for additional information.

NOTE 12—ACQUISITIONS

White Desert

On September 14, 2026, the Company acquired a 60% controlling interest in White Desert and Echo Charlie. White Desert is a leading provider of luxury tourism in the interior of Antarctica, operating three unique camps each limited to just 12 guests. White Desert is also a sustainability pioneer and trusted partner of the scientific community, flying hundreds of scientists to research stations each year. Echo Charlie is a new offering that creates White Desert-style experiences around the world with small-group journeys aboard a fully restored DC-3 capable of landing on remote airstrips. The acquisition expands the Company’s experiential travel offerings. White Desert and Echo Charlie are reported within the Land Experiences segment.

The aggregate purchase price was $66.6 million in cash, subject to customary post-closing adjustments, including net working capital. The Company incurred non-recurring acquisition-related costs of $2.0 million, which are excluded from consideration transferred and are included in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

The acquisitions are being accounted for as business combinations under the acquisition method. The former shareholders retained the remaining 40.0% noncontrolling interests in White Desert and Echo Charlie, which are subject to reciprocal put and call options that may result in the Company acquiring those interests. The redeemable noncontrolling interests, including the embedded put and call features, are measured at acquisition-date fair value and classified in temporary equity. The provisional acquisition-date fair value of the redeemable noncontrolling interests was $40.7 million. The fair value was estimated using the cash paid and Monte Carlo simulation. The measurement is based on significant unobservable inputs and represents a Level 3 fair value measurement. Inputs include projected EBITDA, implied equity value, EBITDA and equity volatility, correlation between EBITDA and equity value, discount rates, and counterparty credit risk. The valuation also incorporates the contractual exercise price provisions and exercise and payment timing of the respective options. The valuation remains provisional pending finalization during the measurement period.

The purchase price has been preliminarily allocated to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values, except for items measured in accordance with other applicable U.S. GAAP guidance. The following table summarizes the preliminary amounts recognized for the assets acquired, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

Preliminary amounts
(in thousands)	(unaudited)
Cash consideration transferred	$66,579
Fair value of redeemable noncontrolling interests	40,711
Company value	107,290

Assets acquired:
Cash and cash equivalents	11,970
Prepaid expenses and other current assets	8,175
Property and equipment, net	14,165
Other non-current assets	6,430
Liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	9,353
Unearned passenger revenues	29,824
Other non-current liabilities	102

Operating permits / licenses	68,000
Customer relationships	8,000
Trade names	6,000

Deferred tax liability recognized on intangibles	20,500
Goodwill	$44,329

The Company has not finalized any aspect of the purchase price allocation for the acquisitions; accordingly, all amounts presented remain provisional. The Company will adjust the allocation as additional information about acquisition-date facts and circumstances becomes available during the measurement period. The preliminary identifiable intangible assets consist of the White Desert and Echo Charlie trade names, customer relationships, and permits and licenses. The estimated fair value of these identifiable intangible assets and the assessment of their estimated useful lives is provisional and pending finalization of the valuation reports during the measurement period. Goodwill is expected to reflect White Desert and Echo Charlie’s assembled workforce and operating capabilities, as well as the anticipated benefits of combining White Desert’s Antarctic expedition and Echo Charlie’s aviation operations with the Company’s existing experiential-travel platform. Goodwill has been allocated to the Land Experiences segment. Goodwill has no tax basis and is therefore not deductible for tax purposes.

The results of operations of White Desert and Echo Charlie have been included in the Company’s condensed consolidated financial statements from their acquisition date. The revenue and net income contributed by the acquisitions were immaterial to the Company’s financial statements during the three months ended September 30, 2026.

Terra & Tu

On September 30, 2026, the Company, through its Natural Habitat subsidiary, acquired 100% of Terra & Tu LLC (“Terra & Tu”), a travel provider focused on cultural interactions and experiences, from a related party for a future payment up to $4.0 million.

Torcatt Enterprises

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to:

●	adverse general economic and/or geopolitical factors that negatively impact the ability or desire of people to travel;

●	loss of business due to competition;

●	unscheduled disruptions in our business due to travel restrictions, weather events, mechanical failures, crew or guest illness such as a gastrointestinal virus, pandemics, geopolitical issues or other events;

●	increases in fuel prices, changes in fuel consumed and availability of fuel supply in the geographies in which we operate or in general;

●	the loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs;

●	the impact of delays or cost overruns with respect to anticipated or unanticipated drydock, maintenance, modifications or other required construction related to any of our vessels;

●	management of our growth and our ability to execute our planned growth, including our ability to successfully integrate any future acquisitions;

●	our ability to maintain our relationships with National Geographic and/or World Wildlife Fund;

●	our ability to maintain licenses and permits necessary for certain operations in compliance with laws, regulations and other requirements;

●	compliance with new and existing laws and regulations, including environmental regulations and travel advisories and restrictions;

●	our substantial indebtedness and our ability to remain in compliance with the financial and/or operating covenants in such arrangements;

●	the impact of material litigation, enforcement actions, claims, fines or penalties on our business;

●	the impact of severe or unusual weather conditions, including climate change, on our business;

●	adverse publicity regarding the travel and cruise industry in general, the safety of travel, or passenger and crew illnesses such as a gastrointestinal virus or other health issues;

●	the result of future financing efforts; and

●	those risks discussed in our 2025 Annual Report.

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

We currently operate a fleet of 10 owned expedition ships, as the National Geographic Sea Bird and the National Geographic Sea Lion completed their final expeditions this October after 16 years of service in our fleet, and 10 seasonal charter vessels (with several other vessels contracted for future expeditions) under the Lindblad brand. Each expedition ship is fully equipped with state-of-the-art tools for in-depth exploration, and the majority of our expeditions involve travel to remote places, such as voyages to Alaska, the Arctic, Antarctic, the Galápagos Islands, Baja’s Sea of Cortez, the South Pacific, Costa Rica and Panama. We have a longstanding relationship with the National Geographic Society (“National Geographic”) dating back to 2004, which is based on a shared interest in exploration, research, technology and conservation. This relationship, which extends through 2040, includes a co-selling, co-marketing and global branding arrangement whereby our owned vessels carry the National Geographic name, and National Geographic sells our expeditions through its internal travel division. We collaborate with National Geographic on voyage planning to enhance the guest experience by having National Geographic experts, including photographers, writers, marine biologists, naturalists, field researchers and film crews, join our expeditions. Guests have the ability to interact with these experts through lectures, excursions, dining and other experiences throughout their voyage.

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

Off the Beaten Path, LLC (“Off the Beaten Path”) provides small-group travel, led by local, experienced guides, with a distinct focus on wildlife, hiking national parks and culture. Off the Beaten Path offerings include insider national park experiences in the Rocky Mountains, Desert Southwest, and Alaska, as well as unique trips across Central and South America, Oceania, Europe and Africa.

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

White Desert, consisting of White Desert Ltd and PNR Airways Ltd, flies clients into the remote interior of Antarctica, blending logistical precision with a level of comfort previously unheard of on the ice. The company operates three unique camps each limited to just 12 guests per itinerary. Billed as the ultimate bucket-list adventure, its itineraries include a journey to the Geographic South Pole, a visit to an Emperor penguin colony of over 20,000 birds, and expert-led glacier hikes, blue river treks, and ice cave exploration. White Desert is also a sustainability pioneer and trusted partner of the scientific community, flying hundreds of scientists to research stations each year.

Through its global platform and expertise, Lindblad Expeditions will also support the development and growth of a brand-new offering - Echo Charlie. Inspired by the golden age of aviation aboard a fully restored DC-3 (an aircraft that can land on remote airstrips without the hassle of commercial airports), this new offering fuses real-life adventure with the seamless connection of highly diverse landscapes.

We operate two segments consisting of (i) the Lindblad segment, which consists of the operations of our Lindblad brand, and (ii) the Land Experiences segment, consisting of our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys brands, the Thomson Group, White Desert and Echo Charlie.

2026 Third Quarter Highlights

During September 2026, we acquired a 60% controlling interest in White Desert and Echo Charlie for an aggregate cash purchase price of approximately $66.6 million, subject to customary adjustments for working capital, cash and indebtedness. The acquisition expands our experiential travel platform through the addition of Antarctic expedition and aviation-based travel offerings.

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

Adjusted EBITDA is defined by us as net income (loss) excluding depreciation and amortization, net interest expense, income tax expense or benefit, foreign currency gains or losses and certain other non-operating items. Other non-operating items excluded include such items as stock-based compensation, reorganization costs, executive severance costs, debt refinancing costs, acquisition-related expenses and other non-recurring charges. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure to evaluate operating performance and trends. We believe this measure provides additional insight into underlying operating results by excluding items that may not be indicative of ongoing performance. Adjusted EBITDA is not intended to be a measure of liquidity or financial performance under GAAP and should not be considered in isolation or as a substitute for GAAP measures such as net income or cash flows from operations. Our definition and use of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following metrics apply to our Lindblad segment:

Adjusted Net Cruise Cost represents Net Cruise Cost adjusted for non-GAAP other supplemental adjustments which include certain non-operating items such as stock-based compensation and acquisition-related expenses.

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

Guests represent the number of guests who travel with us in a period.

Departures represent the number of trips, tours, treks and safaris completed during the period.

Foreign Currency Translation

The U.S. dollar is our reporting currency, and the Tanzanian shilling, Kenyan shilling and South African rand are the functional currencies of certain of our foreign operations. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the condensed consolidated statements of operations.

Seasonality

Traditionally, our Lindblad brand tour revenues are mildly seasonal, historically larger in the first and third quarters. The seasonality of our operating results fluctuates due to our vessels being taken out of service for scheduled maintenance or drydocking, which is typically during nonpeak demand periods, generally in the second and fourth quarters. Our drydock schedules are subject to cost and timing differences from year-to-year due to the availability of shipyards for certain work, drydock locations based on ship itineraries, operating conditions experienced especially in the polar regions and the applicable regulations of class societies in the maritime industry, which require more extensive reviews periodically. Drydocking impacts operating results by reducing tour revenues and increasing cost of tours. Our Natural Habitat, Off the Beaten Path, DuVine, Classic Journeys, Thomson Group, White Desert and Echo Charlie brands are seasonal businesses. The majority of Natural Habitat’s tour revenues are recorded in the third and fourth quarters from its summer season departures and polar bear tours, and the majority of Off the Beaten Path’s and DuVine’s revenues are recorded in the second and third quarters from their spring and summer season departures. The majority of Thomson Group’s revenues are recorded in the third quarter during the height of its safari season, while Classic Journeys' revenues are somewhat less seasonal, with the majority recorded in the second, third and fourth quarters. The majority of White Desert’s revenue is recorded in the fourth and first quarters, during the Antarctic summer season, and the majority of Echo Charlie’s revenues will be recorded in the third and fourth quarters.

Results of Operations — Consolidated

Our consolidated results for the three and nine months ended September 30, 2026 and 2025 are set forth below. Percentages that are not meaningful to the change are noted as NM in the table.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2026	2025	Change	%	2026	2025	Change	%
Tour revenues	$269,151	$240,172	$28,979	12%	$676,411	$587,838	$88,573	15%

Cost of tours	135,927	124,373	11,554	9%	345,282	308,611	36,671	12%
General and administrative	35,749	34,808	941	3%	101,965	98,613	3,352	3%
Selling and marketing	37,775	30,091	7,684	26%	105,735	84,722	21,013	25%
Depreciation and amortization	16,949	14,930	2,019	14%	53,109	44,899	8,210	18%
Operating income	$42,751	$35,970	$6,781	19%	$70,320	$50,993	$19,327	38%
Net income (loss)	$27,087	$4,573	$22,514	492%	$32,795	$(1,383)	$34,178	NM
Undistributed income (loss) per share available to stockholders:
Basic	$0.37	$(0.00)	$0.37		$0.45	$(0.18)	$0.63
Diluted	$0.36	$(0.00)	$0.36		$0.44	$(0.18)	$0.62

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025 — Consolidated

Tour Revenues

Tour revenues for the three months ended September 30, 2026 increased $29.0 million, or 12%, to $269.2 million, compared to $240.2 million for the three months ended September 30, 2025. Of the $29.0 million increase, $23.7 million was due to an 8% increase in guest nights sold at the Lindblad segment and a 12% increase in Land Experiences guests traveled, and $5.3 million of the increase was due to the change in mix of itineraries, trips and pricing.

Tour revenues for the nine months ended September 30, 2026 increased $88.6 million, or 15%, to $676.4 million, compared to $587.8 million for the nine months ended September 30, 2025. Of the $88.6 million increase, $69.1 million was due to a 12% increase in guest nights sold at the Lindblad segment and a 10% increase in Land Experiences guests traveled, and $19.5 million of the increase was due to the change in mix of itineraries, trips and pricing.

Cost of Tours

Total cost of tours for the three months ended September 30, 2026 increased $11.6 million, or 9%, to $135.9 million, compared to $124.4 million for the three months ended September 30, 2025, primarily due to additional voyages and trips, and higher fuel costs driven by increased global fuel prices.

Total cost of tours for the nine months ended September 30, 2026 increased $36.7 million, or 12%, to $345.3 million, compared to $308.6 million for the nine months ended September 30, 2025, primarily due to additional voyages and trips, and increased operating costs, including additional guest flights over the Drake Passage to Antarctica and higher fuel costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2026 increased $0.9 million, or 3%, to $35.7 million, compared to $34.8 million for the three months ended September 30, 2025. The increase was primarily related to higher personnel costs, in part due to $1.8 million in employee retention tax credits received in the prior year, and costs associated with the White Desert and Echo Charlie acquisitions, partially offset by lower stock-based compensation expense.

General and administrative expenses for the nine months ended September 30, 2026 increased $3.4 million, or 3%, to $102.0 million, compared to $98.6 million for the nine months ended September 30, 2025. The increase was primarily related to higher personnel costs, in part due to $5.3 million in employee retention tax credits received in the prior year, and strategic growth investments, including the costs associated with the White Desert and Echo Charlie acquisitions, partially offset by lower stock-based compensation expense.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2026 increased $7.7 million, or 26%, to $37.8 million, compared to $30.1 million for the three months ended September 30, 2025, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement, higher commissions associated with increased revenues and increased marketing spend to support future growth.

Selling and marketing expenses for the nine months ended September 30, 2026 increased $21.0 million, or 25%, to $105.7 million, compared to $84.7 million for the nine months ended September 30, 2025, primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement, higher commissions associated with increased revenues and increased marketing spend to support future growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2026 increased $2.0 million, or 14%, to $16.9 million, compared to $14.9 million for the three months ended September 30, 2025. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their retirement in October 2026.

Depreciation and amortization expenses for the nine months ended September 30, 2026 increased $8.2 million, or 18%, to $53.1 million, compared to $44.9 million for the nine months ended September 30, 2025. The increase was primarily related to depreciation of assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their retirement in October 2026.

Other Expense

Other expense for the three months ended September 30, 2026 was $11.2 million, compared to $34.0 million for the three months ended September 30, 2025. The decrease was primarily due to the prior year including a $23.5 million expense, net, related to debt extinguishment and other financing expenses, partially offset by a gain on the Torcatt acquisition. Additionally, interest expense on our corporate debt facilities was $1.1 million lower. These decreases were partially offset by a higher loss on foreign exchange.

Other expense for the nine months ended September 30, 2026 was $32.8 million, compared to $55.9 million for the nine months ended September 30, 2025. The decrease was primarily due to the prior year including a $23.5 million expense, net, related to debt extinguishment and other financing expenses, partially offset by a gain on the Torcatt acquisition. Additionally, interest expense on our corporate debt facilities was $3.2 million lower. These decreases were partially offset by a loss on foreign exchange.

Results of Operations — Segments

Selected information for our reportable segments is below. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2026	2025	Change	%	2026	2025	Change	%
Tour revenues:
Lindblad	$153,364	$137,561	$15,803	11%	$435,084	$379,714	$55,370	15%
Land Experiences	115,787	102,611	13,176	13%	241,327	208,124	33,203	16%
Total tour revenues	$269,151	$240,172	$28,979	12%	$676,411	$587,838	$88,573	15%
Operating income:
Lindblad	$17,771	$13,236	$4,535	34%	$32,184	$19,553	$12,631	65%
Land Experiences	24,980	22,734	2,246	10%	38,136	31,440	6,696	21%
Operating income	$42,751	$35,970	$6,781	19%	$70,320	$50,993	$19,327	38%
Adjusted EBITDA:
Lindblad	$37,111	$32,773	$4,338	13%	$87,514	$75,422	$12,092	16%
Land Experiences	27,004	24,490	2,514	10%	43,893	36,666	7,227	20%
Total adjusted EBITDA	$64,115	$57,263	$6,852	12%	$131,407	$112,088	$19,319	17%

Guest Metrics — Lindblad Segment

The following table sets forth our Available Guest Nights, Guest Nights Sold, Occupancy, Maximum Guests, Number of Guests and Voyages:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Available Guest Nights	99,550	95,487	270,896	252,327
Guest Nights Sold	90,779	84,143	248,423	221,315
Occupancy	91%	88%	92%	88%
Maximum Guests	12,465	11,909	36,389	32,906
Number of Guests	11,402	10,685	33,427	29,165
Voyages	161	159	479	433

The following table shows the calculations of Gross and Net Yield. Gross Yield is calculated by dividing Tour Revenues by Available Guest Nights and Net Yield is calculated by dividing Net Revenue by Available Guest Nights:

Calculation of Gross and Net Yield per Available Guest Night	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Yield per Available Guest Night)	2026	2025	2026	2025
Guest ticket revenues	$137,513	$120,979	$375,061	$331,804
Other tour revenue	15,851	16,582	60,023	47,910
Tour revenues	153,364	137,561	435,084	379,714
Less: Commissions	(6,305)	(5,304)	(17,294)	(15,349)
Less: Other tour expenses	(7,852)	(6,762)	(29,815)	(23,095)
Net Yield	$139,207	$125,495	$387,975	$341,270
Available Guest Nights	99,550	95,487	270,896	252,327
Gross Yield per Available Guest Night	$1,541	$1,441	$1,606	$1,505
Net Yield per Available Guest Night	1,398	1,314	1,432	1,352

The following table reconciles operating income to our Net Yield Guest Metric for the Lindblad Segment:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Operating income	$17,771	$13,236	$32,184	$19,553
Cost of tours	69,291	63,800	207,830	187,092
General and administrative	22,010	23,682	63,198	65,758
Selling and marketing	29,260	23,483	83,941	66,639
Depreciation and amortization	15,032	13,360	47,931	40,672
Less: Commissions	(6,305)	(5,304)	(17,294)	(15,349)
Less: Other tour expenses	(7,852)	(6,762)	(29,815)	(23,095)
Net Yield	$139,207	$125,495	$387,975	$341,270

The following table shows the calculations of Gross and Net Cruise Costs:

Calculation of Gross and Net Cruise Cost	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for Available Guest Nights, Gross and Net Cruise Cost per Avail. Guest Night)	2026	2025	2026	2025
Cost of tours	$69,291	$63,800	$207,830	$187,092
Plus: Selling and marketing	29,260	23,483	83,941	66,639
Plus: General and administrative	22,010	23,682	63,198	65,758
Gross Cruise Cost	120,561	110,965	354,969	319,489
Less: Commissions	(6,305)	(5,304)	(17,294)	(15,349)
Less: Other tour expenses	(7,852)	(6,762)	(29,815)	(23,095)
Net Cruise Cost	106,404	98,899	307,860	281,045
Less: Fuel Expense	(7,567)	(6,224)	(22,463)	(17,755)
Net Cruise Cost Excluding Fuel	98,837	92,675	285,397	263,290
Non-GAAP Adjustments:
Stock-based compensation	(1,418)	(5,325)	(4,788)	(14,186)
Reorganization costs	-	(834)	279	(834)
Transaction-related costs	(2,890)	(18)	(2,890)	(177)
Adjusted Net Cruise Cost Excluding Fuel	$94,529	$86,498	$277,998	$248,093
Adjusted Net Cruise Cost	$102,096	$92,722	$300,461	$265,848
Available Guest Nights	99,550	95,487	270,896	252,327
Gross Cruise Cost per Available Guest Night	$1,211	$1,162	$1,310	$1,266
Net Cruise Cost per Available Guest Night	1,069	1,036	1,136	1,114
Net Cruise Cost Excluding Fuel per Available Guest Night	993	971	1,054	1,043
Adjusted Net Cruise Cost Excluding Fuel per Available Guest Night	950	906	1,026	983
Adjusted Net Cruise Cost per Available Guest Night	1,026	971	1,109	1,054

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025 at the Lindblad Segment

Tour Revenues

Tour revenues for the three months ended September 30, 2026 increased $15.8 million, or 11%, to $153.4 million, compared to $137.6 million for the three months ended September 30, 2025. Of the $15.8 million increase, $11.2 million is related to an 8% increase in guest nights sold, and $4.6 million is related to a 3% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 6% to $1,398 from $1,314 in 2025, reflecting a 3-percentage point increase in occupancy to 91% for 2026 compared with the same period in 2025.

Tour revenues for the nine months ended September 30, 2026 increased $55.4 million, or 15%, to $435.1 million, compared to $379.7 million for the nine months ended September 30, 2025. Of the $55.4 million increase, $47.5 million is related to a 12% increase in guest nights sold and $7.9 million is related to a 2% increase in revenue per guest nights sold as compared to the prior year period. Net yield per available guest night increased 6% to $1,432 from $1,352 in 2025, reflecting higher pricing and a 4-percentage point increase in occupancy to 92% for 2026 compared with the same period in 2025.

Operating Income

Operating income increased $4.5 million for the three months ended September 30, 2026, to $17.8 million compared to $13.2 million for the three months ended September 30, 2025, primarily due to increased tour revenues during the period, partially offset by higher operating expenses. Operating expenses were impacted by (i) higher cost of tours associated with additional voyages and increased fuel costs; (ii) higher selling and marketing costs primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement and increased marketing spend to support future growth; and (iii) increased depreciation and amortization expense related to assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their October 2026 retirement; partially offset by decreased general and administrative costs primarily due to lower stock-based compensation, partially offset by higher personnel costs, in part due to employee retention tax credits received in the prior year, and costs associated with the White Desert and Echo Charlie acquisitions.

Operating income increased $12.6 million for the nine months ended September 30, 2026, to $32.2 million compared to $19.6 million for the nine months ended September 30, 2025, primarily due to increased tour revenues, partially offset by higher operating expenses. Operating expenses were impacted by (i) higher cost of tours associated with additional voyages, additional guest charter flights over the Drake Passage for certain Antarctica expeditions and higher fuel costs; (ii) higher selling and marketing costs primarily due to increased royalties associated with the final royalty rate step-up under the National Geographic agreement and increased marketing spend to support future growth; and (iii) increased depreciation and amortization expense related to assets placed into service to support our vessel fleet and accelerated depreciation on the National Geographic Sea Bird and National Geographic Sea Lion related to their October 2026 retirement; partially offset by decreased general and administrative costs primarily due to lower stock-based compensation, partially offset by higher personnel costs, in part due to employee retention tax credits received in the prior year, and costs associated with the White Desert and Echo Charlie acquisitions.

Comparison of Three and Nine Months Ended September 30, 2026 and 2025 at the Land Experiences Segment

The following table shows number of guests and the number of tour departures in the Land Experiences Segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Guests	9,799	8,746	21,014	19,133
Departures	1,274	1,138	2,631	2,425

Tour Revenues

Tour revenues for the three months ended September 30, 2026 increased $13.2 million, or 13%, to $115.8 million compared to $102.6 million for the three months ended September 30, 2025. Of the $13.2 million increase, $12.4 million is related to a 12% increase in the number of guests traveled and $0.8 million is related to a 1% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and pricing.

Tour revenues for the nine months ended September 30, 2026 increased $33.2 million, or 16%, to $241.3 million compared to $208.1 million for the nine months ended September 30, 2025. Of the $33.2 million increase, $21.6 million is related to a 10% increase in the number of guests traveled and $11.6 million of the increase was due to a 6% increase in revenue per guest as compared to the prior year period due to changes in itineraries, destinations and pricing.

Operating Income

Operating income was $25.0 million for the three months ended September 30, 2026, an increase of $2.3 million compared to $22.7 million for the three months ended September 30, 2025, as the increase in tour revenue was partially offset by higher operating and personnel costs and higher marketing spend to drive future growth.

Operating income was $38.1 million for the nine months ended September 30, 2026, an increase of $6.7 million compared to $31.4 million for the nine months ended September 30, 2025, as the increase in tour revenue was partially offset by higher operating and personnel costs, in part due to employee retention tax credits received in the prior year, and higher marketing spend to drive future growth.

Adjusted EBITDA

The following table outlines the reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis and for each reportable segment. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted EBITDA — Consolidated

Consolidated	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$27,087	$4,573	$32,795	$(1,383)
Interest expense, net	10,191	11,256	31,264	34,503
Income tax provision (benefit)	4,473	(2,564)	4,687	(3,503)
Depreciation and amortization	16,949	14,930	53,109	44,899
Loss (gain) on foreign currency	886	318	1,515	(982)
Stock-based compensation	1,540	5,370	5,221	14,489
Transaction-related costs	2,875	159	3,036	873
Other expense (income)	114	20	59	(9)
Debt extinguishment	-	23,492	-	23,492
Acquisition gain	-	(1,125)	-	(1,125)
Reorganization costs	-	834	(279)	834
Adjusted EBITDA	$64,115	$57,263	$131,407	$112,088

The following tables outline the reconciliation for each reportable segment from operating income to Adjusted EBITDA.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA — Segments

Lindblad Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Operating income	$17,771	$13,236	$32,184	$19,553
Depreciation and amortization	15,032	13,360	47,931	40,672
Stock-based compensation	1,418	5,325	4,788	14,186
Transaction-related costs	2,890	18	2,890	177
Reorganization costs	-	834	(279)	834
Adjusted EBITDA	$37,111	$32,773	$87,514	$75,422

Land Experiences Segment	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Operating income	$24,980	$22,734	$38,136	$31,440
Depreciation and amortization	1,917	1,570	5,178	4,227
Stock-based compensation	122	45	433	303
Transaction-related costs	(15)	141	146	696
Adjusted EBITDA	$27,004	$24,490	$43,893	$36,666

Liquidity and Capital Resources

As of September 30, 2026, we had $274.9 million in unrestricted cash and cash equivalents and $33.2 million in restricted cash primarily related to deposits on future travel originating from U.S. ports and credit card reserves.

As of September 30, 2026, we had $675.0 million in long-term debt obligations, including the current portion of long-term debt, and no borrowings under our senior secured revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2026, we had a $4.7 million letter of credit issued against our Revolving Credit Facility. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Revolving Credit Facility will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.

Sources and Uses of Cash for the Nine Months Ended September 30, 2026 and 2025

Net cash provided by operating activities was $111.3 million for the nine months ended September 30, 2026 compared to $97.1 million for the same period in 2025. The $14.2 million increase is primarily due to improved operating results and timing of payments for future tour expenses.

Net cash used in investing activities was $73.4 million for the nine months ended September 30, 2026 compared to $54.1 million used during the same period in 2025. 2026 included cash paid for the acquisition of White Desert and Echo Charlie and capital expenditures on our vessels, while 2025 included capital expenditures on our vessels, the acquisition of Torcatt Enterprises Limitada and the refurbishment of those vessels.

Net cash used in financing activities was $19.4 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $31.3 million for the same period in 2025. 2026 included $19.8 million for the additional 5.0% ownership of Natural Habitat and the additional 9.9% ownership of Classic Journeys related to the put of the redeemable noncontrolling interests and $5.4 million related to income tax withholdings for stock-based compensation, partially offset by $6.6 million for proceeds on the exercise of options, while 2025 primarily included the issuance of $675.0 million of 7.00% senior secured notes, which were used mainly to repay our prior senior secured notes, and cash received from the exercise of options.

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

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $60.0 million, maturing August 2030. As of September 30, 2026, we had a $4.7 million letter of credit issued against our Revolving Credit Facility and no borrowings under the Revolving Credit Facility. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for a further description of the Revolving Credit Facility.

Covenants

The 7.00% Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and make certain dividend payments, distributions, investments and other restricted payments. These covenants are subject to a number of important exceptions and qualifications set forth in the 7.00% Notes and Revolving Credit Facility. As of September 30, 2026, we were in compliance with the covenants currently in effect.

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

Funding Needs

We generally rely on a combination of cash flows provided by operations and the incurrence of additional debt to fund obligations. The vast majority of guest ticket receipts are collected in advance of the applicable expedition date. These advance passenger receipts remain a current liability until the expedition date, and the cash generated from these advance receipts is used interchangeably with cash on hand from other cash from operations. The cash received as advance receipts can be used to fund operating expenses for the applicable future expeditions or otherwise, pay down debt, make long-term investments or any other use of cash. Traditionally we run a working capital deficit due primarily to a large balance of unearned passenger revenues. As of September 30, 2026, we had a working capital deficit of $124.9 million, and as of December 31, 2025 we had a working capital deficit of $93.7 million.

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

We may be exposed to a market risk for interest rates related to our Revolving Credit Facility. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility. There have otherwise been no material changes in our exposure to market risks from the information set forth in the “Quantitative and Qualitative Disclosures About Market Risk” sections contained in our 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business, none of which we believe is material to us. We have protection and indemnity insurance that would be expected to cover any damages.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors” in the 2025 Annual Report. There have been no material changes to the risk factors disclosed in the 2025 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales by the Company of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2026.

Repurchases of Securities

The following table represents information with respect to shares of common stock withheld upon vesting of stock-based compensation awards for employee income tax withholding for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of warrants and shares that may be purchased under approved plans or programs
July 1 through July 31, 2026	15,000	$27.67	-	$11,974,787
August 1 through August 31, 2026	3,525	29.58	-	11,974,787
September 1 through September 30, 2026	2,297	26.32	-	11,974,787
Total	20,822		-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Purchased or Sold Under the Plan	Transaction to Purchase or Sell
Alex P. Schultz (Director)	Adoption	September 9, 2026	September 8, 2027	247,970	Purchase

ITEM 6.	EXHIBITS

Number	Description	Included	Form	Filing Date
10.1 *	Sale and Purchase of a Majority Interest in White Desert Ltd, PNR Airways Ltd and Echo Charlie Ltd with Lindblad Expeditions UK LTD dated September 14, 2026.	Filed	Form 8-K	September 15, 2026
31.1	Certification of Chief Executive Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
31.2	Certification of Chief Financial Officer of Lindblad Expeditions Holdings, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Herewith
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

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2026.

LINDBLAD EXPEDITIONS HOLDINGS, INC.
(Registrant)

By	/s/ Natalya Leahy
Natalya Leahy
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Frederick Goldberg
Frederick Goldberg
Chief Financial Officer
(Principal Financial and Accounting Officer)